Form 10-K
period 1996-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1997-05-09
CIK 1021422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] CONTAINS ONLY SPECIAL FINANCIAL REPORT PURSUANT TO 15d-2

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended
                         -------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to
                               ------------------------    ---------------------
Commission file number   333-11625
                       ---------------------------------------------------------
Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   94-3240473
---------------------------------------         --------------------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

50 California Street, Suite 2020, San Francisco, California             94111
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code      (415) 288-9575
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered

Shares of Common Stock                       American Stock Exchange
-------------------------------              -----------------------------------
Warrants to Issue Common Stock
-------------------------------              -----------------------------------
          Securities registered pursuant to section 12(g) of the Act:
Shares of Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

Warrants to Issue Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       [X] Yes     [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

        NOTE.-If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                [ ] Yes  [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. No common stock outstanding as of April 30, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                            AUDITED BALANCE SHEET OF
                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                            AS OF DECEMBER 31, 1996
                                      AND
         THE RELATED STATEMENTS OF OPERATIONS, CHANGES IN STOCKHOLDERS'
         EQUITY AND CASH FLOWS FOR THE FOUR MONTHS ENDED APRIL 30,1996
               (PREDECESSOR ENTITIES) AND THE EIGHT MONTHS ENDED
                               DECEMBER 31, 1996

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                              FINANCIAL STATEMENTS
                                      with
                          Independent Auditors' Report

                                December 31, 1996

                     [NOVOGRADAC & COMPANY LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheet of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (see Note 1 to the financial statements) as of December 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the four months ended April 30, 1996 (predecessor entities - see Note 1 to the financial statements) and the eight months ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 1996, and the results of its operations and its cash flows for the four months ended April 30, 1996 (predecessors - see Note 1 to the financial statements) and the eight months ended December 31, 1996 in conformity with generally accepted accounting principles.




NOVOGRADAC & COMPANY LLP

San Francisco, California
March 14, 1997

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                  BALANCE SHEET
                                December 31, 1996




ASSETS

      Cash and cash equivalents                                                     $   66,798
      Restricted cash                                                                   65,109
      Accounts receivable                                                              110,006
      Investment                                                                       200,000
      Mortgage notes receivable                                                      4,696,238
      Real estate held for sale                                                      1,312,520
      Organization costs (net of accumulated amortization of $3,216)                    18,459
      Deferred offering costs                                                          233,131
                                                                                    ----------

      Total assets                                                                  $6,702,261
                                                                                    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks                                                  $   64,991
           Due to affiliates                                                            21,294
           Other liabilities                                                            91,393
           Mortgage notes payable                                                      578,395
                                                                                    ----------
      Total liabilities                                                                756,073

      Stockholders' Equity
           Preferred stock, $.01 par value (liquidation value $9.50 per share)
           675,000 shares authorized; 641,283 shares issued and outstanding              6,413

           Common stock, $.01 par value, 2 million shares authorized;
           none issued and outstanding                                                     ---

           Additional paid in capital (Preferred stock)                              5,939,775
      Total stockholders' equity                                                     5,946,188

      Total liabilities and stockholders' equity                                    $6,702,261
                                                                                    ==========


                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996


                                                                   Combined
                                                                 (Predecessors)      (Successor)
                                                                  Four Months       Eight Months
                                                                     Ended              Ended
                                                                 April 30, 1996    December 31, 1996
                                                                 --------------    -----------------
REVENUES
      Interest income                                              $249,636            $462,564
      Other income                                                   24,073              27,736
                                                                   --------            --------
           Total revenues                                           273,709             490,300
                                                                   --------            --------

EXPENSES
      Loan servicing fees and other expenses to related party        20,107              40,244
      Interest expense                                                  ---              23,932
      Provision for loan loss                                        20,000              26,448
      General and administrative                                      6,959              26,544
                                                                   --------            --------
           Total expenses                                            47,066             117,168
                                                                   --------            --------

NET INCOME                                                         $226,643            $373,132
                                                                   ========            ========



NET INCOME PER PREFERRED SHARE                                     $  0.350            $  0.582

WEIGHTED AVERAGE PREFERRED SHARES OUTSTANDING                       646,971             641,464

PRO-FORMA NET INCOME PER COMMON SHARE (Note 3)                          ---                 ---


                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,

                         A REAL ESTATE INVESTMENT TRUST

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996




                                      Combined (Predecessors)                           (Successor)
                                     ------------------------   -----------------------------------------------------------------
                                                                                         (Preferred)
                                       Class A       Class B    Preferred    Preferred    Additional       Retained
                                        Amount        Amount      Shares       Stock    Paid in Capital    Earnings       Total

BALANCE AS OF JANUARY 1, 1996        $ 6,087,073     $ 2,957          ---    $    ---     $       ---     $     ---    $ 6,090,030
Redemption of class "A" shares           (44,825)        ---          ---         ---             ---                      (44,825)
Organizational and offering costs         (5,625)        ---          ---         ---             ---                       (5,625)
Dividends                               (259,061)     (3,227)         ---         ---             ---                     (262,288)
Net income, four months ended
      April 30, 1996                     224,376       2,267          ---         ---             ---           ---        226,643
                                     -----------     -------     --------     -------     -----------     ---------    -----------

BALANCE AS OF  APRIL 30, 1996          6,001,938       1,997          ---         ---             ---           ---      6,003,935
Exchange to preferred shares          (6,001,938)     (1,997)     643,730       6,437       5,997,498           ---            ---
Redemption of shares                         ---         ---       (2,447)        (24)        (23,162)          ---        (23,186)
Organizational and offering costs            ---         ---          ---         ---          (2,314)          ---         (2,314)
Dividends                                    ---         ---          ---         ---         (32,247)     (373,132)      (405,379)
Net income, eight months ended
      December 31, 1996                      ---         ---          ---         ---             ---       373,132        373,132
                                     -----------     -------     --------     -------     -----------     ---------    -----------

BALANCE AS OF DECEMBER 31, 1996      $       ---     $   ---      641,283     $ 6,413     $ 5,939,775     $     ---    $ 5,946,188
                                     ===========     =======     ========     =======     ===========     =========    ===========



                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996


                                                                             Combined
                                                                          (Predecessors)           (Successor)
                                                                            Four Months            Eight Months
                                                                         Ended April 30, 1996   Ended December 31, 1996
                                                                         --------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $   226,643                $   373,132
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Amortization                                                           187                      3,216
           (Increase) decrease in  accounts receivable                        (43,733)                     7,485
           Accrued interest capitalized to real estate held for sale              ---                    (83,681)
           Provision for loan loss                                             20,000                     26,448
           Increase (decrease) in due to affiliates                            10,476                    (40,653)
           Increase (decrease) in other liabilities                            (3,227)                     4,762
                                                                          -----------                -----------
                Net cash provided by operating activities                     210,346                    290,709
                                                                          -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                                  (92,046)                   121,159
      Increase (decrease) in mortgage note holdbacks                           92,045                   (121,336)
      Investments in mortgage notes receivable                             (1,022,056)                (1,952,384)
      Repayments of mortgage notes receivable                               1,066,231                  1,336,796
      Net proceeds from sale of foreclosed property                               ---                    229,129
      Capital costs of foreclosed properties                                      ---                    (50,230)
                                                                          -----------                -----------
           Net cash provided by (used in) investing activities                 44,174                   (436,866)
                                                                          -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of shares                                                    (44,825)                   (23,186)
      Deferred offering costs                                                     ---                   (161,542)
      Receipt of subscriptions receivable                                     265,511                        ---
      Payment of mortgage notes payable                                           ---                   (210,546)
      Organizational and offering costs                                        (5,625)                   (23,663)
      Dividends paid                                                         (262,288)                  (405,379)
                                                                          -----------                -----------
           Net cash used in financing activities                              (47,227)                  (824,316)
                                                                          -----------                -----------

NET INCREASE (DECREASE) IN CASH                                               207,293                   (970,473)
CASH AT BEGINNING OF PERIOD                                                   829,978                  1,037,271
                                                                          -----------                -----------

CASH AT END OF PERIOD                                                     $ 1,037,271                $    66,798
                                                                          ===========                ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest expense paid                                               $       ---                $    19,554
      Taxes paid                                                          $       ---                $     2,814

NON-CASH ACTIVITY (Also see Note 10):
      Deferred offering costs accrued                                     $       ---                $    71,589





                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996



1.    Organization

      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 to facilitate the combination of the mortgage investment operations of Capital Alliance Income Trust I, a Delaware business trust, and Capital Alliance Income Trust II, a Delaware business trust, (collectively referred to as the "Predecessors", individually referred to as "CAIT I" and "CAIT II", respectively). CAIT I and CAIT II were both privately-held mortgage investment trusts which invested primarily in loans secured by deeds of trust on one-to-four unit residential properties. The Manager, Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's loans.

      The effective date of the combination (the "Combination") was midnight April 30, 1996, pursuant to the issuance of a permit by the California Commissioner of Corporations which qualified the issuance of the preferred shares of the Trust issued in the Combination. Under the Agreement and Plan of Reorganization among the Trust and the Predecessors, each outstanding share of the Predecessors' Class "A" shares was exchanged into one (1) share of the Trust's Series A preferred stock (the "Preferred Shares") and the outstanding shares of the Predecessors' Class "B" shares were exchanged into Preferred Shares equal to one percent (1%) of the total number of Preferred Shares to be issued in the Combination of the Predecessors.

      At midnight April 30, 1996, the Trust ("Successor") exchanged 347,715 and 296,015 Preferred Shares to CAIT I and CAIT II, respectively, for all whole shares of the Predecessors' outstanding Class "A" and Class "B" shares. Thereafter, all assets and liabilities of the Predecessors were transferred to the Trust.

      Effective February 12, 1997, the Trust became a registrant of the Securities and Exchange Commission.

2.    Basis of presentation

      The operations of the Predecessors have been combined with the Trust due to the common management and directors. The Combination has been accounted for as a purchase. CAIT I is considered the acquiring entity and CAIT II the acquired entity. The purchase price represents the net assets of CAIT II as of April 30, 1996 approximating $2,771,351. This amount is the carrying amount of assets less liabilities which approximates fair market value. Therefore, there is no excess purchase price or Goodwill. The fair market value of net assets acquired was used to determine the purchase price since the value of the Trust's Preferred Shares exchanged is not readily determinable and the fair value of net assets acquired is more clearly evident.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996



3.    Summary of significant accounting policies

      The financial statements for the four months ended April 30, 1996 represent the combined financial statements of the Predecessors (immediately prior to the merger). The financial statements for the eight months ended December 31, 1996 represent the financial statements of the Trust (Successor) after the merger described in Note 1.

      Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Trust deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Trust's account balances may exceed the insured limits. Restricted cash represents amounts segregated which will be disbursed to mortgage loan borrowers upon completion of improvements on the secured property (see Note 4).

      Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management reviews the likelihood that the loan will be repaid. For these delinquent loans, management continues to record interest income and establishes a loan loss reserve as necessary to protect against losses in the loan portfolio including accrued interest.

      Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio given the individual loan to value of the Trust's loan portfolio based on the latest independent appraisals. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). At December 31, 1996, management determined that no loan loss reserve was necessary.

      Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Investment. The Trust holds an interest in 99% of the outstanding Class B preferred shares (20,000 shares of non voting stock) of beneficial interest of Sierra Capital Acceptance ("Investee"), a Delaware business trust which originates and sells residential mortgage loans. Sierra Capital Services, Inc., a related party, owns 99% of the Class A common shares of beneficial interest of the Investee and maintains voting control. The Class B preferred shares are entitled to a 15% return per annum. All net profits and losses are allocated to the Class A common shares. Class A common shareholders are required to contribute or loan additional capital to cover any operating losses. The Investee is taxed as a partnership. The Trust accounts for its investment under the equity method and accrues earnings as described above (15% return) in accordance with the Investee's trust agreement. Earnings from this investment are recorded as interest income on the Statements of Operations.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996



3.    Summary of significant accounting policies (continued)

      Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to shareholders. In addition, the Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock.

      In order to maintain its qualification as a REIT, the Trust must annually satisfy three gross income requirements. First, at least 75% of the Trust's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from, among other things, interest on obligations secured by mortgages on real property and rents from real property. Second, at least 95% of the Trust's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from the sources described under the 75% gross income test, dividends, interest, and gain from the sale or disposition of stock or securities. Third, short-term gain from the disposition of securities, gain from prohibited transactions, and gain on the disposition of real property held for less than four years (apart from involuntary conversions and disposition of foreclosure property) must represent less than 30% of the Trust's gross income (including gross income from prohibited transactions) for each taxable year.

      The Trust, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Trust's total assets must be represented by, among other things, mortgages on real property, real property, cash, cash items and government securities. Second, not more than 25% of the Trust's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Trust may not exceed 5% of the value of the Trust's total assets and the Trust may not own more than 10% of any one issuer's outstanding voting securities.

      The Trust, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to the sum of 95% of the Trust's "REIT taxable income" (excluding the Trust's net capital gain) and 95% of the net income (after tax), if any, from foreclosure property.

      If the Trust fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Trust will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Trust fails to qualify will not be deductible by the Trust nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Trust will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996



3.    Summary of significant accounting policies (continued)

      Based on the Trust's belief that it has operated in a manner so as to allow it to elect in its first tax return to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements.

      For the eight-month period ended December 31, 1996, the distributions per preferred share are allocated 87.202% as ordinary income and 12.798% as a return of capital.

      Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage note receivables, fair value is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. It was determined that the difference between the carrying amount and the fair value of the mortgage notes receivable is immaterial.

      Organizational costs. Organization costs are capitalized and amortized on a straight-line basis over five years.

      Deferred offering costs. Deferred offering costs relate to an initial public offering of common stock. When the offering is completed the costs will be offset against the proceeds and recorded as a reduction of stockholders' equity.

      Real estate held for sale. Real estate held for sale results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. At that time senior debt to which the asset is subject is reported as mortgage payable. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate held for sale. Income and expenses related to real estate held for sale are recorded as interest income, interest expense and general and administrative expenses on the Statements of Operations.

      Pro-forma earnings per share. Historically, the Preferred Shares received 100% of the net income. The Preferred Shares will receive an annual preferred allocation of income and distribution. After meeting this preference, 100% of any additional income earned from the proceeds of any offering will be allocated to the Common Shares (when issued) until the distribution matches the Preferred Shares (see Note 9). No common shares were outstanding in prior periods.

4.    Mortgage note holdbacks

      Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 1996, mortgage note holdbacks from the consummation of mortgage loans made amounted to $64,991.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996


5.    Mortgage notes receivable

      Mortgage notes receivable represent transactions with customers in which the Trust has invested in home equity loans on residential real estate. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

      Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is due as a balloon payment at loan maturity. The notes are secured by deeds of trust on residential properties located primarily in California which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. A portion of the notes are secured by a second position on the underlying properties and loans are non-conforming loans.

      The Trust measures impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent.

      A reconciliation of mortgage notes receivable is as follows:

                                                         Combined
                                                       (Predecessors)         (Successor)
                                                       April 30, 1996       December 31, 1996
                                                       --------------       -----------------
             Balance at beginning of period              $4,790,070            $4,725,895
             Additions during period:
                 New mortgage loans                       1,022,056             1,952,384
             Deductions during period:
                 Collections of principal                 1,066,231             1,336,796
                 Foreclosures, net of reserve                   ---               618,797
                 Provision for loan loss                     20,000                26,448
                                                         ----------            ----------
             Balance at close of period                  $4,725,895            $4,696,238
                                                         ==========            ==========

      Activity in the loan loss reserve was as follows:

                                                    Combined
                                                  (Predecessors)       (Successor)
                                                  April 30, 1996    December 31, 1996
                                                  --------------    -----------------
             Balance, beginning of period            $12,000            $ 32,000
             Provision for loan loss                  20,000              26,448
             Transfer to foreclosed asset                ---             (58,448)
                                                     -------            --------
             Balance, end of period                  $32,000   $             ---
                                                     =======            ========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996



5.    Mortgage notes receivable (continued)

      The Trust's mortgage notes receivable all relate to non-conforming loans secured by deeds of trust on single family residences. The following is a summary of the Trust's mortgage notes receivable at December 31, 1996.

                                                                              Periodic payment                   Face amount of
                   Description           Interest rate  Final maturity date         terms         Prior liens       mortgages
                   -----------           -------------  -------------------   ----------------    -----------    --------------
       Individual loans greater than
       $140,887 (3% of total mortgage
       notes receivable of $4,696,238):     13.00%            04/01/97              $1,844           First           $180,000
                                            12.50%            11/01/97              $2,281           Second          $219,000
                                            12.50%            11/01/97              $1,625           Second          $150,000
                                            13.50%            08/01/01              $3,313           First           $294,000
                                            12.50%            08/01/97              $2,244           Second          $225,000
                                            12.50%            10/01/01              $1,822           First           $175,000
                                             8.00%            10/01/99              $1,615           First           $242,250
                                            11.50%            01/01/00              $1,862           Second          $194,300
                                            13.75%            01/01/98              $2,658           First           $232,000
                                            14.00%            04/01/97              $3,442           Second          $295,000

       Loans from $100,000-$140,887     12.5% to 13.5%    12 to 36 months            ---              ---              ---

       Loans from $50,000-$99,999       12.0% to 15.0%     6 to 61 months            ---              ---              ---

       Loans from $20,000-$49,999       12.5% to 16.0%    12 to 61 months            ---              ---              ---


                                                                                  Principal amount of
                                                                                     loans subject to
                                                             Carrying amount of   delinquent principal
                                                                 mortgages         or interest (Note A)
                                                             ------------------   ---------------------
    Individual loans greater than
    $140,887 (3% of total mortgage
    notes receivable of $4,696,238):                         $       170,196        $           0
                                                                     219,000                    0
                                                                     150,000                    0
                                                                     295,159              295,159
                                                                     225,000                    0
                                                                     175,000                    0
                                                                     242,250                    0
                                                                     194,300                    0
                                                                     232,000              232,000
                                                                     295,000                    0

    Loans from $100,000-$140,887                                     449,600                    0

    Loans from $50,000-$99,999                                     1,693,050              254,872

    Loans from $20,000-$49,999                                       355,683                    0
                                                             ---------------        -------------

   Total Mortgage Notes Receivable at December 31, 1996      $     4,696,238        $     782,031
                                                             ===============         ============

      (A) Delinquent loans are loans where the monthly interest payments are 90 or more days overdue. As of December 31, 1996, there were 5 loans totaling $698,285 of principal and $33,175 of interest that were 90 to 180 days delinquent on interest payments. Of this principal amount, $121,127 has been paid-off, $295,159 has been reinstated, and $282,000 is operating under new payment terms subsequent to December 31, 1996. One loan in the principal amount of $83,745 and $9,500 of interest has been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that in all instances the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996




6.    Accounts receivable

      Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers.

7.    Mortgage notes payable

      As of December 31, 1996 the Trust held three mortgage notes payable totaling $578,395. These notes are payable to various banks and secured by first deeds of trust on various residential foreclosed properties, with interest accruing at 8.25% to 8.95% per annum and principal and interest payments of $653 to $3,123 due monthly. The maturity dates vary and the balances outstanding are due, with any unpaid interest, on January 1, 2010 through June 1, 2025. Management believes that the loans will be paid in full upon the sale of the foreclosed properties in 1997.

8.    Related party transactions

      The Manager, which is owned by several of the Trustees and their affiliates, contracted with the Trust to provide loan administration services and receives fees for these services from the Trust. There are no loan origination costs paid by the Trust, since such costs are paid to the Manager by the borrowers. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Manager bears all expenses of services for which it is separately compensated. During the four months ended April 30, 1996, the Predecessors paid $20,107 to the Manager. During the eight months ended December 31, 1996, the Trust paid $40,244 to the Manager. The loan servicing fee equals 0.083% of the monthly (1% annually) value of all assets less liabilities and reserves.

      The Trust and the Predecessors also paid the Manager $0.20 per share for organizing the business and marketing their securities. For the four months ended April 30, 1996, the Predecessors paid $5,625 to the Manager. For the eight months ended December 31, 1996, the Trust paid $2,314 to the Manager.

      As described in Note 3, the Trust holds an investment in Sierra Capital Acceptance and receives a 15% return per annum. For the four months ended April 30, 1996, the Predecessors earned interest of $7,500 from this investment. For the eight months ended December 31, 1996, the Trust earned interest of $22,500 from this investment.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996



9.    Preferred Stock

      The Preferred Shares are entitled to a distribution preference in an amount equal to an annualized return on the Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month) equal to the lesser of 10.25% or 150 basis points over the Prime Rate (determined on a not less than quarterly basis). The distribution preference on the Preferred Shares is not cumulative.

      After declaration of dividends for a given quarter to the Preferred Shares in the amount of the distribution preference, no further distributions may be declared on the Preferred Shares for the quarter until the current Distributions declared on each Common Share for that quarter equals the distribution preference for each Preferred Share for such quarter. Any additional distributions generally will be allocated such that the amount of distributions per share to the holders of the Preferred Shares and Common Shares for the quarter are equal.

      Holders of Preferred Shares are entitled to receive all liquidating distributions until the aggregate adjusted net capital contribution of all Preferred Shares has been reduced to zero. Thereafter, holders of Common Shares are entitled to all liquidation distributions until the aggregate adjusted net Capital contributions of all Common Shares has been reduced to zero. Any subsequent liquidating distributions will be allocated among the holders of the Common Shares and Preferred Shares pro rata.

      The Preferred Shares are redeemable by a Shareholder annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding. A liquidation charge is charged by the Trust in connection with each redemption as follows: 3% of redemption amount in 1996, 2% of redemption amount in 1997, 1% of redemption amount in 1998; and none thereafter.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
                  For the four months ended April 30, 1996 and
                    the eight months ended December 31, 1996



10.   Real estate held for sale

      During 1996 the Trust foreclosed on five mortgage notes receivable and sold one of the foreclosed properties in October 1996. The following table shows the cash and non-cash activity in the real estate held for sale account during 1996.

             Foreclosed mortgage notes, net of reserve (non-cash)         $  618,797
             Accrued interest capitalized (non-cash)                          83,681
             Mortgage notes payable (non-cash)                               578,395
             Mortgage notes payable (cash paid)                              210,546
             Capital costs of foreclosed properties (cash paid)               50,230
                                                                          ----------
                 Total                                                     1,541,649
             Less: Proceeds from sale of foreclosed property (net of
                   closing costs of $25,871)                                 229,129
                                                                          ----------
             Real estate held for sale, balance at 12/31/96               $1,312,520
                                                                          ==========

      A second foreclosed property was sold for $490,000 subsequent to December 31, 1996.

11.   Future effect of recently issued accounting pronouncements

      In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128 (SFAS 128), "Earnings Per Share," and SFAS 129, "Disclosure of Information about Capital Structure." Based on the Trust's current capital structure, the impact of implementation of both of these pronouncements will not be significant.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL ALLIANCE INCOME TRUST LTD.
                                        A Real Estate Investment Trust

                                        By: THOMAS B. SWARTZ
                                            -------------------------------
                                            Thomas B. Swartz
                                            Chairman of the Board and
                                            Chief Executive Officer

        Pursuant to the requirements the Securities Exchange Act of 1934, this report has been below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                DATE
/s/ THOMAS B. SWARTZ            Chairman of the Board and            May 8, 1997
--------------------------        Chief Executive Officer
Thomas B. Swartz                  (Principal Executive Officer)

/s/ JEANNETTE HAGEY             Chief Financial Officer (Principal   May 8, 1997
--------------------------       Financial and Accounting
Jeannette Hagey                  Officer)

/s/ DOUGLAS A. THOMPSON         Director and Executive Vice          May 8, 1997
--------------------------       President
Douglas A. Thompson

/s/ DENNIS R. KONCZAL           Director and Principal               May 8, 1997
--------------------------
Dennis R. Konczal

/s/ STANLEY C. BROOKS           Director                             May 8, 1997
--------------------------
Stanley C. Brooks

NAME                            TITLE                                DATE
/s/ HARVEY BLOMBERG             Director                             May 8, 1997
--------------------------
Harvey Blomberg