Form 10-Q
period 1997-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1997-05-15
CIK 1021422

                                                    ----------------------------
                                                             OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number:        3235-0070
                                                    Expires:       July 31, 1999
                                                    Estimated average burden
                                                    hours per response   190.00
                                                    ----------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                       Commission File Number: 333-11625


       Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
             (Exact name of registrant as specified in its charter)

                   Delaware                            94-3240473
        -------------------------------           -------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

              50 California Street
                   Suite 2020
           San Francisco, California                      94111
    ---------------------------------------             ----------
    (Address of principal executive offices)            (Zip Code)

                                 (415) 288-9575
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes    [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    [ ] Yes    [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of April 30, 1997, there were no shares of common stock outstanding.

                                     PART I
                                     ITEM I

                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS


                                                                              (Unaudited)         (Audited)
                                                                            March 31, 1997   December 31, 1996
                                                                            --------------   -----------------
ASSETS

      Cash and cash equivalents                                               $   89,941        $   66,798
      Restricted cash                                                            119,316            65,109
      Accounts receivable                                                        114,744           110,006
      Investment                                                                 200,000           200,000
      Mortgage notes receivable                                                4,962,226         4,696,238
      Real estate held for sale                                                1,257,701         1,312,520
      Organization costs (net of accumulated amortization
            of $4,295 at March 31, 1997 and $3,216 at
            December 31, 1996)                                                    17,733            18,459
      Deferred offering costs                                                    263,580           233,131
                                                                              ----------        ----------

      Total assets                                                            $7,025,241        $6,702,261
                                                                              ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
            Mortgage note holdbacks                                           $  119,197        $   64,991
            Due to affiliates                                                     53,552            21,294
            Other liabilities                                                     54,198            91,393
            Mortgage notes payable                                               867,753           578,395
                                                                              ----------        ----------
      Total liabilities                                                        1,094,700           756,073
                                                                              ----------        ----------
      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value
                  $9.50 per share), 675,000 shares authorized;
                  641,283 and 641,283 shares issued and outstanding at
                  March 31, 1997 and December 31, 1996, respectively               6,413             6,413
            Common stock, $.01 par value, 2 million
                  shares authorized; none issued and outstanding                      --                --
            Additional paid in capital (Preferred stock)                       5,924,128         5,939,775
                                                                              ----------        ----------
      Total stockholders' equity                                               5,930,541         5,946,188
                                                                              ----------        ----------

      Total liabilities and stockholders' equity                              $7,025,241        $6,702,261
                                                                              ==========        ==========




                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Combined
                                                                    (Successor)   (Predecessors)
                                                                    -----------   --------------
                                                                        Three Months Ended
                                                                             March 31,
                                                                       1997            1996
                                                                     --------        --------
REVENUES
      Interest income                                                $182,781        $177,118
      Points                                                           24,608              --
      Other income                                                     25,867          35,930
                                                                     --------        --------
            Total revenues                                            233,256         213,048
                                                                     --------        --------

EXPENSES
      Loan servicing fees and other expenses to related party          29,179          15,025
      Interest expense                                                 39,959              --
      Provision for loan losses                                            --          15,000
      Operating expenses of real estate held                           19,147
      General and administrative                                       10,592        $  2,236
                                                                     --------        --------
            Total expenses                                             98,877          32,361
                                                                     --------        --------

NET INCOME                                                           $134,379        $180,687
                                                                     ========        ========



NET INCOME PER PREFERRED SHARE                                       $   .282        $   .279

WEIGHTED AVERAGE PREFERRED SHARES OUTSTANDING                         641,464         647,521





                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   Combined
                                                                             (Successor)        (Predecessors)
                                                                             -----------        --------------
                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                1997                1996
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                             $   134,378         $   180,687
      Adjustments to reconcile net income to net cash
      provided by operating activities:
            Amortization                                                           1,080                  --
            Increase (decrease) in accounts receivable                            (4,737)            (35,190)
            Accrued interest capitalized to real estate
                held for sale                                                    (13,826)                 --
            Increase (decrease) in loan loss reserve                                  --              15,000
            Increase (decrease) in due to affiliates                              32,258             (24,162)
            Increase (decrease) in other liabilities                              (8,196)            (16,424)
                                                                             -----------         -----------
                  Net cash provided by (used in) operating activities            140,957             119,911
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                                     (54,207)              6,026
      Increase (decrease) in mortgage note holdbacks                              54,207              (6,026)
      Investments in mortgage notes receivable                                (1,345,000)           (362,100)
      Repayments of mortgage notes receivable                                    963,946             773,655
      Net proceeds from sale of foreclosed property                              485,658                  --
      Capital costs of foreclosed property                                       (11,922)                 --
                                                                             -----------         -----------
            Net cash provided by (used in) investing activities                   92,682             411,555
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of shares                                                            --             (44,825)
      Deferred offering costs                                                    (53,474)                 --
      Receipt of subscriptions receivable                                             --             265,511
      Payment of mortgage notes payable                                           (6,642)                 --
      Organizational and offering costs                                             (354)                 --
      Dividends paid                                                            (150,026)           (162,987)
                                                                             -----------         -----------
            Net cash provided by (used in) financing activities                 (210,496)             57,699
                                                                             -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                   23,143             589,165
CASH AT BEGINNING OF PERIOD                                                       66,798             829,978
                                                                             -----------         -----------

CASH AT END OF PERIOD                                                        $    89,941         $ 1,419,143
                                                                             ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest expense paid                                                  $        --         $        --
      Taxes paid                                                             $        --         $        --




                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


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

      At midnight April 30, 1996, the Trust (Successor) exchanged 347,715 and 296,015 Preferred Shares to CAIT I and CAIT II, respectively, for all whole shares of the Predecessors' outstanding Class "A" and Class "B" shares. Thereafter, all assets and liabilities of the Predecessors were transferred to the Trust.

      Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a "best efforts" offering of up to 1,500,000 common shares at $8.00 per share. Pending the official notice of issuance, the shares will be listed on the American Stock Exchange. The Trust actively commenced marketing its shares in May, 1997.

2.    Basis of presentation

      The accompanying financial statements include the accounts of the Trust and the Predecessors. The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

2.    Basis of presentation (continued)

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 contained in the Trust's 1996 Annual Report to Stockholders.

      The unaudited interim financial statements for the three months ended March 31, 1996 represent the combined financial statements of the Predecessors (prior to the merger). The unaudited interim financial statements for the three months ended March 31, 1997 represent the financial statements of the Trust (Successor) after the merger described in Note 1.

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

3.    Summary of significant accounting policies

      Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Trust deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Trust's account balances may exceed the insured limits. Restricted cash are amounts segregated and are to be disbursed only to mortgage loan borrowers upon completion of certain improvements on the secured property (see Note 4).

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

3.    Summary of significant accounting policies (continued)

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

      The Trust, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Trust's total assets must be represented by, among other things, mortgages on real property, real property, cash, cash items and government securities. Second, not more than 25% of the Trust's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Trust may not exceed 5% of the value of the Trust's otal assets and the Trust may not own more than 10% of any one issuer's outstanding voting securities.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

3.    Summary of significant accounting policies (continued)

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

      Real estate held for sale. Real estate held for sale results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. At this time senior debt to which the asset is subject is reported as mortgage payable. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate held for sale. Income and expenses related to real estate held for sale are recorded as interest income, interest expense and general and administrative expenses on the Statements of Operations.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

3.    Summary of significant accounting policies (continued)

      Pro-forma earnings per share. Historically the Preferred Shares received 100% of the net income. The Preferred Shares will receive an annual preferred allocation of income and distribution. After meeting this preference, 100% of any additional income earned from the proceeds of the offering will be allocated to the Common Shares until the distribution matches the Preferred Shares (see Note 9). No common shares were outstanding in prior periods.

4.    Mortgage note holdbacks

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of March 31, 1997 and 1996, mortgage note holdbacks from the consummation of mortgage loans made amounted to $119,197 and $64,991, respectively.

5.    Mortgage notes receivable

      Mortgage notes receivable represent transactions with customers in which the Trust has invested in home equity loans on residential real estate. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

      Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is due as a balloon payment at loan maturity. The notes are secured by deeds of trust on residential properties located primarily in California which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. A portion of the notes are secured by a second position on the underlying properties and loans are non-conforming loans to B/C-credit borrowers.

      The Trust measures impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There was no investment in impaired loans for all periods presented.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


6.    Accounts receivable

      Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers.

7.    Mortgage notes payable

      As of March 31, 1997 the Trust held five mortgage notes payable totaling $867,753. These notes are payable to various banks and secured by first deeds of trust on various residential foreclosed properties, with interest accruing at 8.25% to 8.95% per annum, except one at 11.5% and principal and interest payments of $6,857 due monthly. The maturity dates vary and the balances outstanding are due, with any unpaid interest, on January 1, 2010 through June 1, 2025. Management believes that the loans will be paid in full upon the sale of the foreclosed properties in 1997.

8.    Related party transactions

      The Manager, which is owned by several of the Trustees and their affiliate, contracted with the Trust to provide administration services and receives a fee for these services from the Trust. The Manager is entitled to a per annum Base Management Fee payable monthly in arrears of an amount equal to 1% of the Gross Mortgage Assets of the Trust (computed monthly) plus 1/2% of cash or money-market or equivalent assets and incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% and amounts payable on account of the Series A Preferred Preference Amount have been paid. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. Additionally, the Manager will receive a Loan Origination and Servicing Fee payable monthly equal to 2% of the Gross Mortgage Assets together with certain miscellaneous fees from borrowers customarily payable in connection with origination and servicing of mortgages and fees for other services requested by the Trust. The Manager bears all expenses of services for which it is separately compensated. During the three months ended March 31, 1996, the Predecessors paid $15,025 to the Manager. During the three months ended March 31, 1997, the Trust paid $21,683 to the Manager.

      As described in Note 3, the Trust holds an investment in Sierra Capital Acceptance and receives a 15% return per annum. For the three months ended March 31, 1996, the Predecessors earned interest of $5,000 from this investment. For the three months ended March 31, 1997, the Trust earned interest of $7,500 from this investment.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

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

      The Preferred Shares, at the option of the Board of Directors, are redeemable by a Shareholder annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding. A liquidation charge is charged by the Trust in connection with each redemption as follows: 2% of redemption amount in 1997, 1% of redemption amount in 1998, and none thereafter.

                                    ITEM II

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust") included herein were prepared based upon the combined historical operations of Capital Alliance Income Trust I ("CAIT I") and Capital Alliance Income Trust II("CAIT II") (CAIT I and CAIT II are collectively referred to as the "Predecessors"). The operations of the Predecessors have been combined due to the common management and directors. The unaudited interim financial statements subsequent to the merger represent the operations of the Trust (Successor). (See Note 2 to the financial statements).

GENERAL

            Predecessors: The Combination. The Trust resulted from the consolidation of CAIT I and CAIT II (the "Combination") on April 30, 1996. The Trust exchanged shares of preferred stock for all of the outstanding whole shares of CAIT I and CAIT II at April 30, 1996. Holders of the fractional shares of CAIT I and CAIT II received cash in lieu of fractional shares of preferred stock of the Trust. Thereafter, all assets and liabilities of CAIT I and CAIT II were transferred to the Trust. CAIT I and CAIT II were both privately-held mortgage investment trusts which invested primarily in loans secured by deeds of trust on residential property. The Trust was incorporated in Delaware on December 12, 1995. CAIT I resulted from the reorganization of Capital Alliance Managed Income Fund, L.P., a California limited partnership ("CAMIF") on March 9, 1993. CAMIF was formed July 11, 1991 and was also in the business of investing in home equity loans. CAIT II was formed October 18, 1994 and began its first year of operations in 1995. CAIT I and CAIT II were formed and managed by Capital Alliance Advisors, Inc. ("CAAI") which also manages the Trust and originates, services and sells the Trust's mortgage loans.

            Recent Trends. The Trust's mortgage loan acquisitions in the three-month period ended March 31, 1997 increased to $4,962,226 from $4,696,238 in the same period of the previous year, primarily due to a increase in cash available for investments in mortgage loans.

            The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B/C (or less) credit rated home equity loans secured by deeds of trust. In general, B and C credit rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit rated home equity loans. Home equity loans rated A-, B/C (or less) tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality.

            Management believes there is increased demand for high-yielding non-conforming mortgage loans caused by a demand by investors for higher yields due to low interest rates over the past few years and increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry.

            Loan Origination and Loan Servicing. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the subject of a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, accounting for interest payments, holding escrow funds until fulfillment of mortgage loan requirements, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. Mortgage loan origination and loan servicing were provided to the Trust by CAAI.

            Commitments and Contingencies. As of March 31, 1997, the Trust's loan portfolio included total loans of $4,962,226 of which $283,450 representing 5.7% of the loans were delinquent. The balance of delinquent loans which were in the process of foreclosure at March 31, 1997 totaled $294,450 or 6.3% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans if it is necessary to foreclose the mortgage loans due to the Trust. Management's estimate is based on an anticipated sales price of the property based on the latest appraised value of the property discounted at 15% less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust does not have any commitments to fund loans as of March 31, 1996 and March 31, 1997.

RESULTS OF OPERATIONS

            The following discussion relates to the Trust's Mortgage Investment Business since its Mortgage Conduit Business was not organized or in operation prior to March 31, 1997. The results of operations of the Trust for all periods through December 31, 1996 were prepared based upon the combined historical operations of the Predecessors through April 30, 1996 and of the Trust for subsequent periods. In the comparison that follows references to the year ended December 31, 1996 refer to the four months ended April 30, 1996 (predecessor) and the eight months ended December 31, 1996 (Successor) added together. The operations of the Predecessors have been combined due to the common management and directors. The historical information presented herein is not necessarily indicative of future operations.

            Three Months Ended March, 31, 1997 Compared to Three months Ended March 31, 1996. Revenues for three months ended March 31, 1997 increased to $233,256 as compared to $213,048 for the same period in the previous year. Such revenues are composed primarily of interest income earned on mortgage notes receivable and additional loan points in 1997.

            Expenses for the three months ended March 31, 1997 increased to $98,877 as compared to $32,361 for the same period of the previous year. The increase in expense was the result of increased loan servicing fees and management fees resulting from the combination of the Trust on April 30, 1996 and the effectiveness of this Offering. In addition, total expenses include interest expense and operating expenses on real estate held in 1997 as compared to no expenses on property owned for the same period of the previous year.

INFLATION

            The financial statements of the Trust, prepared in accordance with generally accepted accounting principles, report the Trust's financial position and operating results in terms of historical dollars and does not consider the impact of inflation. Inflation affects the Trust's operations primarily through its effect on interest rates, since interest rates normally increase during period of high inflation and decrease during periods of low inflation. When interest rates increase, the demand for mortgage loans and a borrower's ability to qualify for mortgage financing may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

            The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. In previous years, the Trust's mortgage investment operations have been funded by capital contributions. The major portion of the proceeds from issuance of common stock in this Offering will be used to fund future investments in mortgage loans by the Trust's Mortgage Investment Business. The Trust's liquidity requirements will be funded by periodical payoffs of existing loans which are generally short term in duration, by the sale of foreclosed properties and additional capital from the proceeds of this Offering. Management believes that the Trust's liquidity is sufficient to meet its cash requirements for the next twelve months regardless of whether the Minimum Subscription Level is achieved in this Offering. Restrictions on cash attributed to holdbacks do not significantly impact the Trust's liquidity.

            Net cash provided by operating activities during the three months ended March 31, 1997 and 1996 was $140,957 and $119,911, respectively. Net cash for all periods was positively affected by improved market conditions in the mortgage banking industry.

            Net cash used in investing activities for the three months ended March 31, 1997 and 1996 was $92,682 and $411, 555, respectively. During these periods, funding of mortgage note receivable exceeded the repayment rate for such receivables primarily due to higher mortgage loan acquisition volumes.

            Net cash (used in ) provided by financing activities during the three months ended March 31, 1997 and 1996 was $(210,496) and $57,699, respectively. For the three months ended March 31, 1997, net cash was negatively affected by dividends paid to shareholders and offering costs. For the three months ended March 31, 1996, receipt of subscriptions exceeded dividends paid to shareholders and redemption of shares, having a positive effect on net cash.

            The Trust will use the net proceeds of its current public offering to provide additional funding for the Trust's Mortgage Investment Business and, to a more limited extent, the establishment of its planned Mortgage Conduit Business. Management believes that cash flow from operations and the net proceeds of the public offering plus the establishment of a warehouse line of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months regardless of whether the Minimum Subscription Level (i.e., $4,000,000) for the public offering is achieved.

                                    PART II

                               OTHER INFORMATION


ITEM 1          LEGAL PROCEEDINGS

                The Trust is not involved in any legal proceedings at this time.

ITEM 2          CHANGES IN SECURITIES

                There have been no changes in the securities at this time.

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters have been submitted to the vote of Security Holders.

ITEM 5          OTHER INFORMATION

                Not applicable.

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                        Not applicable.

                (b)     Form 8-K

                        The Registrant has not filed any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CAPITAL ALLIANCE INCOME TRUST LTD.
                                A Real Estate Investment Trust

Dated: 5/7/97                   By: /s/ Thomas B. Swartz
--------------------               -----------------------------------------
                                   Thomas B. Swartz, Chief Executive Officer

Dated: 5/7/97                   By: /s/ Jeannette Hagey
--------------------               -----------------------------------------
                                   Jeannette Hagey, Chief Financial Officer

ARK:pmm