Form 10-Q
period 1997-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1997-08-14
CIK 1021422

Capital Alliance Income Trust Ltd.,
                         A Real Estate Investment Trust
--------------------------------------------------------------------------------

                                 August 14, 1997



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Capital Alliance Income Trust Ltd., A Real Estate Investment Trust SEC File No. 333-11625
     Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended June 30, 1997. If you have any questions, please do not hesitate to call.

                              Very truly yours,

                              /s/ Thomas B. Swartz
                              --------------------
                              Thomas B. Swartz
                              Chairman

Enclosures

cc:  Stephen C. Ryan, Esq.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               ___________________

                                    FORM 10-Q

(Mark One)

  (X)  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For the quarterly period ended June 30, 1997

                        Commission File Number: 333-11625

                               ___________________

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------




          (Exact name of registrant as specified in its charter)


           Delaware                                  94-3240473
           --------                                  ----------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                              50 California Street
                                   Suite 2020
                         San Francisco, California       94111
                         -------------------------------------
               (Address of principal executive office) (zip code)

                                 (415) 288-9575
                                 --------------
              (Registrant s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X_   No___

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

     As of June 30, 1997, there were no shares of common stock outstanding.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets



                                                            (Unaudited)    (Audited)
                                                           June 30, 1997 December 31, 1996
                                                           ------------- -----------------
ASSETS
  Cash and cash equivalents ..............................   $  672,871   $   66,798
  Restricted cash ........................................       80,685       65,109
  Accounts receivable ....................................      259,591      110,006
  Investments ............................................      489,114      200,000
  Mortgage notes receivable ..............................    4,243,018    4,696,238
  Real estate held for sale ..............................      279,206    1,312,520
  Organization costs (net of accumulated amortization
        of $5,375 at June 30, 1997 and $3,216 at
        December 31, 1996) ...............................       16,651       18,459
  Deferred offering costs ................................      367,550      233,131
                                                                -------      -------

  Total assets ...........................................   $6,408,686   $6,702,261
                                                             ==========   ==========


LIABILITIES AND STOCKHOLDER'S EQUITY

  Liabilities
       Mortgage note holdbacks ...........................   $   80,566   $   64,991
       Due to affiliates .................................       46,237       21,294
       Other liabilities .................................      192,420       91,393
       Mortgage notes payable ............................      191,775      578,395
                                                                -------      -------
  Total liabilities ......................................      510,998      756,073
                                                                -------      -------
  Stockholder's Equity
        Preferred stock, $.01 par value (liquidation value
              $9.50 per share), 675,000 shares authorized;
              641,283 and 641,283 shares issued and
              outstanding at June 30, 1997 and
              December 31, 1996, respectively ............        6,413        6,413
        Common stock, $.01 par value, 2 million
              shares authorized; none issued and .........         --           --
        Additional paid in capital (Preferred sto ........    5,891,275    5,939,775
                                                              ---------    ---------
  Total stockholders' equity .............................    5,897,688    5,946,188
                                                              ---------    ---------

  Total liabilities and stockholder's equity .............   $6,408,686   $6,702,261
                                                             ==========   ==========


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                              Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                1997        1996        1997        1996
                                                ----        ----        ----        ----
REVENUES
  Interest income .......................   $ 145,269    $ 153,448   $ 328,050   $ 330,566
  Origination income ....................       8,348         --        32,956        --
  Other income ..........................      21,050       17,664      46,917      53,594
      Total revenues ....................     174,667      171,112     407,923     384,160

EXPENSES
  Loan servicing and origination fees and
    other expenses to related part ......      36,897       15,158      66,076      30,183
  Interest expense ......................        (538)        --        39,421        --
  Provision for loan losses .............        --         15,000        --        30,000
  Operating expenses of real estat ......       7,097         --        26,244        --
  General and administrative ............      18,010          989      28,602       3,225
        Total expenses ..................      61,466       31,147     160,343      63,408

NET INCOME ..............................   $ 113,201    $ 139,965   $ 247,580   $ 320,752


NET INCOME PER
  PREFERRED SHARE .......................   $   0.176    $   0.218   $   0.386   $    0.50

WEIGHTED AVERAGE PREFERRED
  SHARES OUTSTANDING ....................     641,464      641,464     641,464     641,464

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                     Combined
                                                     (Successor)  (Predecessors)
                                                            Six Months Ended
                                                                June 30,
                                                           1997          1996
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income .....................................   $   247,580    $   320,752
  Adjustments to reconcile net income
to net cash provided
  by operating activities:
    Amortization .................................         2,160           --
    (Increase) decrease in  accounts receivabl ...      (151,584)       (54,742)
    Accrued interest capitalized to real estat ...       (13,826)          --
    Increase (decrease) in loan loss reserve .....          --           30,000
    Increase (decrease) in due to affiliates .....        24,943        (48,541)
    Increase (decrease) in other liabilities .....       136,085         29,223
                                                         -------         ------
      Net cash provided by (used in) operating ...       245,358        276,692
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in restricted cash .........       (15,575)        51,373
  Increase (decrease) in mortgage note holdbac ...        15,575        (51,373)
  Investments in mortgage notes receivable .......    (1,890,093)    (1,612,000)
  Repayments of mortgage notes receivable ........     2,227,758      1,655,301
  Net proceeds from sale of foreclosed propert ...       485,658           --
  Capital costs of foreclosed property ...........       (13,219)          --
                                                         -------        -------
    Net cash provided by (used in) investing .....       810,104         43,301
                                                         -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of shares ...........................          --          (68,011)
  Deferred offering costs ........................      (142,530)        (4,121)
  Receipt of subscriptions receivable ............          --          265,511
  Payment of mortgage notes payable ..............        (7,288)          --
  Organizational and offering costs ..............          (354)        (7,940)
  Dividends paid .................................      (299,216)      (378,106)
                                                        --------       --------
    Net cash provided by (used in) financing a ...      (449,388)      (192,667)
                                                        --------       --------

NET INCREASE (DECREASE) IN CASH ..................       606,074        127,326
CASH AT BEGINNING OF PERIOD ......................        66,797        829,978
                                                          ------        -------

CASH AT END OF PERIOD ............................   $   672,871    $   957,304
                                                     ===========    ===========

1.   Organization
     ------------

     Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the Trust ), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 to facilitate the combination of the mortgage investment operations of Capital Alliance Income Trust I, a Delaware business trust, and Capital Alliance Income Trust II, a Delaware business trust, (collectively referred to as the Predecessors , individually referred to as CAIT I and CAIT II , respectively). CAIT I and CAIT II were both privately- held mortgage investment trusts which invested primarily in loans secured by deeds of trust on one-to-four unit residential properties. The Manager, Capital Alliance Advisors, Inc. (the Manager ) originates, services and sells the Trust's loans.

     The effective date of the combination (the Combination ) was midnight April 30, 1996, at which time the Trust (Successor) exchanged 643,730 Preferred Shares for all whole shares of the Predecessors outstanding Class A and Class B shares. Thereafter, all assets and liabilities of the Predecessors were transferred to the Trust.

     Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a best efforts offering of up to 1,500,000 common shares at $8.00 per share. Listing of the shares on the American Stock Exchange has been approved subject to official notice of issuance, . The Trust actively commenced marketing its shares in May, 1997.

2.   Basis of presentation
     ------------------------

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

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 contained in the Trust s 1996 Annual Report to Stockholders.

     ---------------------------------

     The unaudited interim financial statements for the six months ended June 30, 1996 represent the combined financial statements of the Predecessors (prior to the merger). The unaudited interim financial statements for the six months ended June 30, 1997 represent the financial statements of the Trust (Successor) after the merger described in Note 1.

     The operations of the Predecessors have been combined with the Trust due to their common management and directors. The Combination has been accounted for as a purchase. CAIT I is considered the acquiring entity and CAIT II the acquired entity. The purchase price represents the net assets of CAIT II as of April 30, 1996 approximating $2,771,351. This amount is the carrying amount of assets less liabilities which approximates fair market value. Therefore, there is no excess purchase price or goodwill. The fair market value of net assets acquired was used to determine the purchase price since the value of the Trust s Preferred Shares exchanged is not readily determinable and the fair value of net assets acquired is more clearly evident.

3.   Summary of significant accounting policies
     ------------------------------------------


     Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Trust deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Trust s account balances may exceed the insured limits. Restricted cash represents segregated cash and is to be disbursed only to mortgage loan borrowers upon completion of certain improvements to the secured property (see Note 4).

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

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio given the individual loan to value of the Trust s loan portfolio based on the latest independent appraisals. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5).

     Investments. The Trust holds an interest in 99% of the outstanding Class B preferred shares (20,000 shares of non voting stock) of beneficial interest of Sierra Capital Acceptance ( Investee ), a Delaware

     ------------------------------------------------------


     business trust which originates and sells residential mortgage loans. Sierra Capital Services, Inc., a related party, owns 99% of the Class A common shares of beneficial interest of the Investee and maintains voting control. The Class B preferred shares are entitled to guaranteed payments equal to a 15% return per annum. All net profits and losses are allocated to the Class A common shares. Class A common shareholders are required to contribute or loan additional capital to cover any operating losses. The Investee is taxed as a partnership. The Trust accounts for its investment under the equity method and accrues earnings as described above (15% return) in accordance with the Investee s trust agreement. Earnings from this investment are recorded as interest income on the Statements of Operations.

     On April 15, 1997 the Trust formed its non-qualified REIT subsidiary Capital Alliance Funding Corporation ( CAFC ) to conduct its planned Mortgage Conduit Business. On June 27, 1997 the Trust capitalized CAFC with real estate assets carried by the Trust at a book value $304,550 in exchange for 2,000 shares of Series A Preferred Stock having a 99% economic interest in CAFC. The Trust s Manager invested $1,000 for 1,000 Common Shares of CAFC having a 1% economic interest in CAFC. On June 30, 1997, CAFC declared a dividend of $5,564 to the Trust. CAFC has applied to the California Department of Corporations for a Consumer Finance Lender s License and the California Department of Real Estate for a Corporate Real Estate Broker s License. Pending receipt of such licenses, CAFC s mortgage banking activities are being conducted under the Manager s Real Estate Broker s License.

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ( REIT ) for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust s organization, sources of income, nature of assets, and distribution of income to shareholders. In addition, the Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock.

     In order to maintain its qualification as a REIT, the Trust must annually satisfy three gross income requirements. First, at least 75% of the Trust s gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from, among other things, interest on obligations secured by mortgages on real property and rents from real property. Second, at least 95% of the Trust s gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from the sources described under the 75% gross income test, dividends, interest, and gain from the sale or disposition of stock or securities. Third, short-term gain from the disposition of securities, gain from prohibited transactions, and gain on the disposition of real property held for less than four years (apart

     ---------------------------------------------------------


     from involuntary conversions and disposition of foreclosure property) must represent less than 30% of the Trust s gross income (including gross income from prohibited transactions) for each taxable year. The Trust, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Trust s total assets must be represented by, among other things, mortgages on real property, real property, cash, cash items and government securities. Second, not more than 25% of the Trust s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer s securities owned by the Trust may not exceed 5% of the value of the Trust s total assets and the Trust may not own more than 10% of any one issuer s outstanding voting securities.

     The Trust, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to the sum of 95% of the Trust s REIT taxable income (excluding the Trust s net capital gain) and 95% of the net income (after tax), if any, from foreclosure property.

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

     Based on the Trust s belief that it has operated in a manner so as to allow it to elect in its first tax return to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements.

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

     Deferred offering costs. Deferred offering costs relate to an initial public offering of common stock. When the offering is completed the costs will be offset against the proceeds and recorded as a reduction of stockholders equity.

     ------------------------------------------------------

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

     Pro-forma earnings per share. Prior to the merger of the Predecessors, the Preferred Shares received 100% of the Trust s net income. The Preferred
     Shares currently receive an annual preferred allocation of income and distributions. After completion of the current offering of common shares and after meeting such preference, 100% of any additional income earned will be distributed to the Common Shares until the distribution on the Common Shares matches that of the Preferred Shares (see Note 9). No common shares were outstanding in prior periods.

4.   Mortgage note holdbacks
     -----------------------

     Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of June 30, 1997 and 1996, mortgage note holdbacks from the consummation of mortgage loans made amounted to $80,566 and $64,991, respectively.

5.   Mortgage notes receivable
     -------------------------

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

     -------------------------------------

     The Trust measures impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There was no investment in impaired loans for all periods presented.

6.   Accounts receivable
     -------------------

     Accounts   receivable  consists  of  accrued  interest  on  mortgage  notes receivable and other amounts due from borrowers.

7.   Mortgage notes payable
     ----------------------

     As of June 30, 1997 the Trust held two mortgage notes payable totaling $191,775. These notes are payable to various banks and secured by first deeds of trust on various residential foreclosed properties, with interest accruing at 8.25% to 8.95% per annum and principal and interest payments of $1,582 due monthly. The maturity dates vary and the balances outstanding are due, with any unpaid interest, on January 1, 2010 through June 1, 2025. Management believes that the loans will be paid in full upon the sale of the foreclosed properties in 1997.

8.   Related party transactions
     --------------------------

     The Manager, which is owned by several of the Trustees and their affiliate, contracted with the Trust to provide administration services and receives a fee for these services from the Trust. The Manager is entitled to a per annum Base Management Fee payable monthly in arrears of an amount equal to 1% of the Gross Mortgage Assets of the Trust (computed monthly) plus 1/2% of cash or money-market or equivalent assets and incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust s annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% and amounts payable on account of the Series A Preferred Preference Amount have been paid. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. Additionally, the Manager will receive a Loan Origination and Servicing Fee payable monthly equal to 2% of the Gross Mortgage Assets together with certain miscellaneous fees from borrowers customarily payable in connection with origination and servicing of mortgages and fees for other services requested by the Trust. The Manager bears all expenses of services for which it is separately compensated. During the six months ended

     June 30, 1996, the Predecessors paid $29,178 to the Manager under contracts with different compensation arrangements. During the six months ended June 30, 1997, the Trust paid $55,099 to the Manager.

     --------------------------------------

     As described in Note 3, the Trust holds an investment in Sierra Capital Acceptance and receives a 15% guaranteed return per annum. For the six months ended June 30, 1996, the Predecessors received distributions of $12,500 from this investment. For the six months ended June 30, 1997, the Trust received distributions of $15,000 from this investment.

9.   Preferred Stock
     ---------------

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

     The Preferred Shares, at the option of the Board of Directors, are redeemable by a Shareholder annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust s net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding. A liquidation charge is charged by the Trust in connection with each redemption as follows: 2% of redemption amount in 1997, 1% of redemption amount in 1998, and none thereafter.

                                     PART I
                                     ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the Trust ) included herein were prepared based upon the combined historical operations of Capital Alliance Income Trust I ( CAIT I ) and Capital Alliance Income Trust II( CAIT II ) (CAIT I and CAIT II are collectively referred to as the Predecessors ). The operations of the Predecessors have been combined due to the common management and directors. The unaudited interim financial statements subsequent to the merger represent the operations of the Trust (Successor). (See Note 2 to the financial statements).

General

     Predecessors: The Combination. The Trust resulted from the consolidation of CAIT I and CAIT II (the Combination ) on April 30, 1996. The Trust exchanged shares of preferred stock for all of the outstanding whole shares of CAIT I and CAIT II at April 30, 1996. Holders of the fractional shares of CAIT I and CAIT II received cash in lieu of fractional shares of preferred stock of the Trust. Thereafter, all assets and liabilities of CAIT I and CAIT II were transferred to the Trust. CAIT I and CAIT II were both privately-held mortgage investment trusts which invested primarily in loans secured by deeds of trust on residential property. The Trust was incorporated in Delaware on December 12, 1995. CAIT II was formed October 18, 1994 and began its first year of operations in 1995. CAIT I and CAIT II were formed and managed by Capital Alliance
Advisors, Inc. ( CAAI ) which also manages the Trust and originates, services and sells the Trust s mortgage loans.


     Recent Trends. The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B/C (or less) credit rated home equity loans secured by deeds of trust. In general, B and C credit rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit rated home equity loans. Home equity loans rated A-, B/C (or less) tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality.

     Management believes there is increased demand for high-yielding non-conforming mortgage loans caused by a demand by investors for higher yields due to low interest rates over the past few years and increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry.

     Loan Origination and Loan Servicing. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the subject of a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, accounting for interest payments, holding escrow funds until fulfillment of mortgage loan requirements, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. Mortgage loan origination and loan servicing were provided to the Trust by CAAI, its Manager.

     Commitments and Contingencies. As of June 30, 1997, the Trust s loan portfolio included total loans of $4,243,018 of which $401,450 representing 9.0% of the loans were delinquent. The balance of delinquent loans which were in the process of foreclosure at June 30, 1997 totaled $294,450 or 6.9% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans if it is necessary to foreclose the mortgage loans due to the Trust. Management s estimate is based on an anticipated sales price of the property based on the latest appraised value of the property discounted at 15% less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 1996 and June 30, 1997.

Results of Operations


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

     Three months and Six months ended June 30, 1997 and 1996. Revenues for the second quarter 1997 increased to $174,667 as compared to $171,112 for the same period in the previous year. Revenues for the six months of 1997 increased to $407,923 as compared to $384,160 the same period of the previous year. The revenue increase in both the three and six month period was primarily due to loan points received in 1997 compared to none in the same period in the previous year when such points were retained by the Manager under different compensation arrangements.

     Expenses for the second quarter 1997 increased to $61,466 compared to $31,147 for the same period in the previous year. For the six month period, expenses increased to $160,343 compared to $63,407 for the Predecessors from the previous year. The increase in both periods is primarily due to loan servicing, origination fees and management fees resulting from the increase in the Trust s Asset Value from the Combination in April 30, 1996 and from different compensation arrangements with the Manager prior to the commencement of the Trust s current offering. In addition, general and administrative expenses increased due to professional fees and state franchise taxes resulting from the Combination.

Inflation

     The financial statements of the Trust, prepared in accordance with generally accepted accounting principles, report the Trust s financial position and operating results in terms of historical dollars and does not consider the impact of inflation. Inflation affects the Trust s operations primarily through its effect on interest rates, since interest rates normally increase during period of high inflation and decrease during periods of low inflation. When interest rates increase, the demand for mortgage loans and a borrower s ability to qualify for mortgage financing may be adversely affected.

Liquidity and Capital Resources

     The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. In previous years, the Trust s mortgage investment operations have been funded by capital contributions and the payoff of prior loans. The major portion of the proceeds from issuance of common stock in the Trust s current Offering will be used to fund future investments in mortgage loans by the Trust s Mortgage Investment Business. The Trust s liquidity requirements will also be funded by periodical payoffs of existing loans which are generally short term in duration, by the sale of foreclosed properties and additional capital from the proceeds of the Trust s current Offering. Management believes that the Trust s liquidity is sufficient to meet its cash requirements for the next twelve months regardless of whether the Minimum Subscription Level in the Trust s current Offering is achieved. Restrictions on cash attributed to holdbacks do not significantly impact the Trust s liquidity.

     Net cash provided by operating activities during the six months ended June 30, 1997 and 1996 was $245,348 and $276,692, respectively. Net cash for all periods was positively affected by improved marketing conditions and the volume of loan activity in 1997.

     Net cash used in investing activities for the six months ended June 30, 1997 and 1996 was $810,104 and $43,301 respectively. During 1997, repayments exceeded funding of mortgage notes receivable due to some large loans repaid in second quarter 1997 compared to the same period in the previous year. In addition, the increase in cash was due to one real estate owned property sold in early 1997.

     Net cash (used in ) provided by financing activities during the six months ended June 30, 1997 and 1996 was $(449,388) and $(192,667), respectively. The increase in 1997 is primarily due to the offering costs related to the Trust s current Offering.

     The Trust will use the net proceeds of its current public offering to provide additional funding for the Trust s Mortgage Investment Business. During June, 1997, CAFC obtained the commitment of a $1,000,000 warehouse line of credit from Warehouse Lending Corporation of America which is currently being documented and which will be guaranteed by the Trust. The Trust additionally plans to enter into a warehouse line of credit agreement with the Trust for up to $4,000,000. Management believes that cash flow from operations and the net proceeds of the public offering and of loans that are paid off plus the establishment of the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust s businesses for the next twelve months regardless of whether the Minimum Subscription Level (i.e., $4,000,000) for the public offering is achieved. It is anticipated that the two warehouse lines of credit will be finalized in the third quarter of 1997.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Trust held its 1997 annual meeting on August 6, 1997. The outstanding Series A Preferred Shares constitute the class of voting stock outstanding and are not registered under Section 12. Messrs. Thomas B. Swartz and Harvey Blomberg were elected to new terms as Class I Directors. Messrs. Dennis R. Konczal, Douglas A. Thompson and Stanley C. Brooks continue as Class II and III Directors.

          The other matters voted on at the meeting also included (1) the approval of an amendment of the Trust s Certificate of Incorporation to increase the Trust s authorized capital to 5,675,000 shares, 5,000,000 of which are common stock, $.01 par value, and 675,000 shares of Series A Preferred Stock, $.01 par value; and (2) the approval of Novogradac & Company LLP as auditors for 1997. 402,195 shares voted in favor of both propositions with no negative votes.

ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              Exhibit No. 3.1.1. Certificate of Amendment to Certificate of
               Incorporation, effective July 31, 1997.

          (b) Form 8-K
              The Registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1997.

                                Exhibit 3.1.1.
                                --------------

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                       CAPITALALLIANCE INCOME TRUST LTD.,

                         A Real Estate Investment Trust,
                             a Delaware Corporation

     Thomas B. Swartz and Linda St. John certify that:

     1.  They  are  the  duly  elected  and  acting   Chairman  and   Secretary,
respectively, of the corporation named above (the Corporation );

     2. The Certificate of Incorporation of the Corporation is amended by amending Section 4.1 of Article IV thereof to read as follows:


     "4.1 Capitalization. This Corporation is authorized to issue 5,675,000 Shares and shall have two classes of Shares designated respectively "Common Stock" and "Preferred Stock," and referred to either as Common Stock or Common Shares and Preferred Stock or Preferred Shares, respectively. The number of shares of Common Stock is 5,000,000, with a par value of $.01 per Share. Preferred Shares may be issued from time to time in one or more series. The first series of Preferred Stock shall (a) be designated as "Series A Preferred"; (b) consist of 675,000 Shares with a par value of $.01 per Share; (c) be entitled to dividends as provided in Section 4.3(b); and (e) be entitled to all other rights, preferences and privileges, and be subject to all such restrictions, as are in this Article IV granted to, or imposed upon, the Shares of Series A Preferred Stock in Section 4.3(d). Except as to Series A Preferred Stock, the Board of Directors is hereby authorized, except as to matters fixed as to Preferred Shares in this
     Article IV: (a) to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series and, within the limitations or restrictions stated in any resolution of the Board of Directors originally fixing the number of Shares constituting any series; (b) to increase or decrease (but not below the number of Shares of any such series then outstanding), the number of Shares of any such series after the issue of Shares of that series; and (c) to determine the designation of any series and to fix the number of Shares of any series."

     3. The above amendment has been approved by the Board of Directors of the Corporation;

     4.  The  above   amendment  was  approved  by  the  required  vote  of  the shareholders of the corporation in accordance with Section 242 of the Delaware General Corporation Law; the total number of outstanding shares entitled to vote with respect to the amendment was 462,328 Series A Preferred Shares; and the number of shares voting in favor of the amendment equaled or exceeded the vote required, such required vote being a majority of the outstanding shares of Series A Preferred Stock.

     We further declare under penalty of perjury that the matters set forth in this certificate are true and correct and that the execution of this certificate is our act and deed and the act and deed of the Corporation.

Executed at San Francisco, California
on August 1, 1997

                              /s/ Thomas B. Swartz
                              --------------------
                              Thomas B. Swartz, Chairman


                              /s/ Linda St. John
                              ------------------
                              Linda St. John, Secretary

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CAPITAL ALLIANCE INCOME TRUST LTD.,
                              A Real Estate Investment Trust



Dated:    August 14, 1997     By:  /s/ Thomas B. Swartz
                              ---------------------------------
                              Thomas B. Swartz, Chief Executive Officer



Dated:    August 14, 1997     By:  /s/ Jeannette Hagey
                              ---------------------------------
                              Jeannette Hagey, Chief Financial Officer