Form 10-Q
period 1997-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1997-11-07
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







                                                     November 3, 1997



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
         ------------------------------------------------------------------
         SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended September 30, 1997. If you have any questions, please do not hesitate to call.

                                                     Very truly yours,

                                                     /s/ Thomas B. Swartz

                                                     Thomas B. Swartz
                                                     Chairman

Enclosures

cc:      Stephen C. Ryan, Esq.



50 California  Street,  Suite 2020 # San Francisco,  CA 94111
# (415) 288-9575 # fax: (415) 288-9590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST


--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3240473
            --------                                            ----------
(State or other Jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         50 California Street
         Suite 2020
         San Francisco, California                                94111
         -------------------------                                -----
      (Address of principal executive office)                  (zip code)

                                 (415) 288-9575
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   _X_      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 1997, there were no shares of common stock outstanding.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets



                                                                     (Unaudited)            (Audited)
                                                                 September 30, 1997     December 31, 1996
ASSETS
      Cash and cash equivalents .................................   $   43,654            $   66,798
      Restricted cash ...........................................      171,959                65,109
      Accounts receivable .......................................      169,522               110,006
      Investments ...............................................      489,114               200,000
      Mortgage notes receivable .................................    4,654,228             4,696,238
      Real estate held for sale .................................      316,030             1,312,520
      Organization costs (net of accumulated amortization
            of $6,456 at September 30, 1997 and $3,216 at
            December 31, 1996) ..................................       15,573                18,459
      Deferred offering costs ...................................      409,190               233,131
                                                                    ----------            ----------

      Total assets ..............................................   $6,269,269            $6,702,261
                                                                    ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks ..............................   $  171,840           $   64,991
           Due to affiliates ....................................       46,594               21,294
           Other liabilities ....................................      148,548               91,393
           Mortgage notes payable ...............................         --                578,395
                                                                    ----------           ----------
      Total liabilities .........................................      366,983              756,073
                                                                    ----------           ----------
      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value
                  $9.50 per share), 675,000 shares authorized;
                  641,283 and 641,283 shares issued and
                  outstanding at September 30, 1997 and
                  December 31, 1996, respectively ...............        6,413                6,413
            Common stock, $.01 par value, 5 million and 2 million
                   shares authorized at September 30, 1997
                   and December 31, 1996, respectively,
                   none issued and outstanding ..................         --                    --
            Additional paid in capital (Preferred stock) ........    5,895,873            5,939,775
                                                                    ----------           ----------
      Total stockholders' equity ................................    5,902,286            5,946,188
                                                                    ----------           ----------

      Total liabilities and stockholders' equity ................   $6,269,269           $6,702,261
                                                                    ==========           ==========

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)


                                                                                      (Combined)
                                                                        (Successor) (Predecessors)(Successor)
                                                                        Nine Months  Four Months  Five Months
                                                  Three Months Ended       Ended       Ended        Ended
                                                     September 30,     September 30,  April 30,   September 30,
                                                   1997        1996         1997        1996         1996

REVENUES
     Interest income .......................   $ 110,844   $ 191,681    $ 438,893   $ 242,136   $ 280,111
     Origination income ....................      39,673        --         72,628        --          --
     Other income ..........................      37,827      (1,397)      84,745      31,573      20,624
                                               ---------   ---------    ---------    --------     -------
         Total revenues ....................     188,343     190,284      596,266     273,709     300,735

EXPENSES
     Loan servicing and origination fees and
       other expenses to related party .....      38,258      15,114      104,334      20,107      25,190
     Interest expense ......................       4,183        --         43,604        --          --
     Provision for loan losses .............        --        23,000         --        20,000      33,000
     Operating expenses of real estate held        7,646        --         33,890        --          --
     General and administrative ............       4,893      21,595       27,103       6,959      17,861
                                               ---------   ---------    ---------   ---------   ---------
           Total expenses ..................      54,980      59,709      208,931      47,066      76,051
                                               ---------   ---------    ---------   ---------   ---------

     Net Income Before Gain on Real
     Estate Held for Sale ..................     133,363     130,575      387,336     226,643     224,684

     Gain on Real Estate Held for Sale .....      23,063        --         16,670        --          --

                                               ---------   ---------   ----------    --------    --------
NET INCOME .................................   $ 156,426   $ 130,575    $ 404,006   $ 226,643   $ 224,684
                                               =========   =========   =========     ========    ========


NET INCOME PER
     PREFERRED SHARE .......................   $   0.244   $   0.203    $   0.630   $   0.350   $   0.350

WEIGHTED AVERAGE PREFERRED
     SHARES OUTSTANDING ....................     641,464     641,804      641,464     646,971     641,804

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows


                                                                                 Combined
                                                                 (Successor)   (Predecessors)   (Successor)
                                                                 Nine Months    Four Months     Five Months
                                                                    Ended          Ended           Ended
                                                                 September 30,    April 30,     September 30,
                                                                      1997          1996            1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income .............................................   $   404,005    $   226,643    $   224,684
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization .........................................         3,240            187           --
       (Increase) decrease in  accounts receivable ..........       (55,483)       (43,733)      (146,120)
       Increase (decrease) in loan loss reserve .............          --           20,000         33,000
       Increase (decrease) in due to affiliates .............        25,300         10,476          5,713
       Increase (decrease) in other liabilities .............        57,155         (3,227)        35,052
                                                                -----------    -----------    -----------
         Net cash provided by (used in) operating activities        434,217        210,346        152,329
                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in restricted cash .................      (106,850)       (92,046)       131,998
     Increase (decrease) in mortgage note holdbacks .........       106,850         92,045       (132,053)
     Investments in mortgage notes receivable ...............    (3,664,006)    (1,022,056)    (1,747,144)
     Repayments of mortgage notes receivable ................     3,295,791      1,066,231      1,210,179
     Net proceeds from sale of real estate held .............       597,398           --             --
     Capital costs of  real estate held .....................       (16,807)          --             --
     Increase in organization costs .........................          --             --           (9,238)
                                                                -----------    -----------    -----------
       Net cash provided by (used in) investing .............       212,376         44,174       (546,258)
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of shares ...................................          --          (44,825)       (23,250)
     Deferred offering costs ................................      (213,933)          --          (89,536)
     Receipt of subscriptions receivable ....................          --          265,511           --
     Payment of mortgage notes payable ......................        (7,542)          --             --
     Organizational and offering costs ......................          (354)        (5,625)        (2,314)
     Dividends paid .........................................      (447,908)      (262,288)      (259,809)
                                                                 -----------   -----------    -----------
       Net cash provided by (used in) financing activities ..      (669,737)       (47,227)      (374,909)
                                                                -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................       (23,144)       207,293       (768,838)
CASH AT BEGINNING OF PERIOD .................................        66,797        829,978      1,037,271
                                                                -----------    -----------    -----------

CASH AT END OF PERIOD .......................................   $    43,653    $ 1,037,271    $   268,433
                                                                ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Real estate acquired through foreclosure                   $      --      $      --      $ 1,065,193
     Increase in mortgage payable                               $      --      $      --      $   725,267


                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)


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

      The effective date of the combination (the "Combination") was midnight April 30, 1996, at which time the Trust (Successor) exchanged 643,730 Preferred Shares for all whole shares of the Predecessors' outstanding Class "A" and Class "B" shares. Thereafter, all assets and liabilities of the Predecessors were transferred to the Trust.

      Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a "best efforts" offering of up to 1,500,000 common shares at $8.00 per share. Listing of the shares on the American Stock Exchange has been approved subject to official notice of issuance. The Trust actively commenced marketing its shares in May, 1997.

      On April 15, 1997 the Trust formed its non-qualified REIT subsidiary Capital Alliance Funding Corporation ("CAFC") to conduct its planned Mortgage Conduit Business. On June 27, 1997 the Trust capitalized CAFC with real estate assets carried by the Trust at a book value $304,550 in exchange for 2,000 shares of Series "A" Preferred Stock having a 99% economic interest in CAFC. The Trust's Manager invested $1,000 for 1,000 Common Shares of CAFC having a 1% economic interest in CAFC. On June 30, 1997 and September 30, 1997, CAFC declared dividends of $5,564 and $14,400, respectively, to the Trust. CAFC has applied to the California Department of Corporations for a Consumer Finance Lender's License and the California Department of Real Estate for a Corporate Real Estate Broker's License. Pending receipt of such licenses, CAFC's mortgage banking activities are being conducted under the Manager's Real Estate Broker's License. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC.

2.    Basis of presentation
      ---------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)


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

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 contained in the Trust's 1996 Special Financial Report pursuant to 15d-2 on Form 10-K of the Securities and Exchange Commission.

     The unaudited interim financial statements for the nine months ended September 30, 1996 represent the combined financial statements of the Predecessors for the four months ended April 30, 1996 and financial statements of the Trust for the five months ended September 30, 1996. The unaudited interim financial statements for the nine months ended September 30, 1997 represent the financial statements of the Trust (Successor) after the merger described in Note 1.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

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

      Investments. The Trust holds all of the outstanding preferred shares (22,500 shares of non voting stock) and a 99% economic interest in Capital Alliance Funding Corporation ("CAFC"), a Delaware corporation which originates and sells residential mortgage loans. Capital Alliance Advisors, Inc., the Trust's Manager, and a related party, owns all of the common shares and a 1% economic interest in CAFC and maintains voting control. The preferred shares are entitled to a preference equal to 99% of Distributions paid in any month or other period. CAFC is taxed as a corporation. The Trust accounts for its investment under the equity method and accrues earnings as described above in accordance with CAFC's certificate of incorporation. Earnings from this investment are recorded as income on the Statements of Operations.

      The Trust holds an interest in 99% of the outstanding Class B preferred shares (20,000 shares of non voting stock) of beneficial interest of Sierra Capital Acceptance ("SCA"), a Delaware business trust which originates and sells residential mortgage loans. Sierra Capital Services, Inc., a related party, owns 99% of the Class A common shares of beneficial interest of the Investee and maintains voting control. The Class B preferred shares are entitled to guaranteed payments equal to a 15% return per annum. All net profits and losses are allocated to the Class A common shares. Class A common shareholders are required to contribute or loan additional capital to cover any operating losses. SCA is taxed as a partnership. The Trust accounts for its investment under the equity method. Earnings from this investment are recorded as interest income on the Statements of Operations.

      Income taxes. The Trust in its 1996 federal income tax return elected to be taxed as and intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to shareholders. In addition, the Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

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

     The Trust, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to the sum of 95% of the Trust's AREIT taxable income (excluding the Trust's net capital gain) and 95% of the net income (after tax), if any, from foreclosure property.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to elect to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements.

     As part of the Taxpayer Relief Act of 1997 (the "1997 Tax Act"), various changes have been made to the tax treatment of REITs effective for taxable years beginning January 1, 1998. These changes include the repeal of the rule that requires less than 30% of a REIT's income to be derived from gain on the sale of other disposition of stock or securities held for less than one year, certain real property held less than four years, and property that is sold or disposed of in a prohibited transaction. In addition, the 1997 Tax Act expands the class of excess noncash items that are not subject to the 95% distribution requirement to include income from the cancellation of indebtedness.

     Until final regulations or other pronouncements are issued by the Internal Revenue Service concerning the provisions of the 1997 Tax Act, there may be uncertainties affecting the interpretation of such provisions and their effect on a REIT in general. The Trust cannot give assurance that its positions or actions in reliance on the 1997 Tax Act provisions will not be challenged by the Internal Revenue Service.

     Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage note receivables, fair value is estimated by discounting the future cash flows

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

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

     Pro-forma earnings per share. Prior to the merger of the Predecessors, the Preferred Shares received 100% of the Trust's net income. The Preferred
     Shares currently receive an annual preferred allocation of income and distributions. After completion of the current offering of common shares and after meeting such preference, 100% of any additional income earned will be distributed to the Common Shares until the distribution on the Common Shares matches that of the Preferred Shares (see Note 9). No common shares were outstanding in prior periods.

4.    Mortgage note holdbacks
      -----------------------

     Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of September 30, 1997 and December 31, 1996, mortgage note holdbacks from the consummation of mortgage loans made amounted to $171,840 and $64,991, respectively.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

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

      As of September 30, 1997 the Trust held no mortgage notes payable.

8.    Related party transactions
      --------------------------

     The Manager, which is owned by several of the Trustees and their affiliate, contracted with the Trust to provide administration services and receives a fee for these services from the Trust. The Manager is entitled to a per annum Base Management Fee payable monthly in arrears of an amount equal to 1% of the Gross Mortgage Assets of the Trust (computed monthly) plus 2% of cash or money-market or equivalent assets and incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% and amounts payable on account of the Series A Preferred Preference Amount have been paid. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. Additionally, the Manager will receive a Loan Origination and Servicing Fee payable monthly equal to 2% of the Gross Mortgage Assets together with certain miscellaneous fees from borrowers customarily payable in connection with origination and servicing of mortgages and fees for other services requested by the Trust. The Manager bears all expenses of services for which it is separately compensated. During the nine months ended September 30, 1996, the Trust paid $39,254 to the Manager under contracts with different compensation arrangements from those which became effective in February, 1997. During the nine months ended September 30, 1997, the Trust paid $99,611 to the Manager.

     As described in Note 3, the Trust holds an investment in Sierra Capital Acceptance and receives a 15% guaranteed return per annum. For the four months ended April 30, 1996, the Predecessors earned interest of $7,500 from the investment. For the five months ended September 30, 1996, the Trust earned interest of $12,500 from the investment. For the nine months ended September 30, 1997, the Trust received distributions of $22,500 from this investment.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

      As described in Note 1, the Trust formed its non-qualified REIT subsidiary, Capital Alliance Funding Corporation, which commenced operations in the third quarter of 1997. For the nine months ended September 30, 1997, the Trust received distributions of $19,964 from this investment.

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

                                     PART I
                                     ITEM 2.


                     MANAGEMENT' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                     MANAGEMENT' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust") dated herein were prepared based upon the combined historical operations of Capital Alliance Income Trust I ("CAIT I") and Capital Alliance Income Trust II ("CAIT II") (CAIT I and CAIT II are
collectively referred to as the "Predecessors"). The operations of the Predecessors have been combined due to the common management and directors. The unaudited interim financial statements subsequent to the merger represent the operations of the Trust (Successor). (See Note 2 to the financial statements).

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

     Commitments and Contingencies. As of September 30, 1997, the Trust's loan portfolio included total loans of $4,654,228 of which $463,584 representing 10% of the loans were delinquent. There were no delinquent loans which were in the process of foreclosure at September 30, 1997. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans if it is necessary to foreclose the mortgage loans due to the Trust. Management's estimate is based on an anticipated sales price of the property based on the latest appraised value of the property discounted at 15% less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 1996 and September 30, 1997.

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

      Three months and Nine months ended September 30, 1997 and 1996. Revenues for the third quarter decreased to $188,343 as compared to $190,284 for the same period in the previous year. Revenues for the nine months of 1997 increased to $596,266 as compared to $574,444 the same period of the previous year. Total revenues remained constant in third quarter due to higher interest income in 1996 but offset by origination income and other income in third quarter 1997. The increase in revenue in the nine month period in 1997 was primarily due to origination income received from borrowers and to dividends received from the Trust's newly-formed Mortgage Conduit Business compared to none in the same period in the previous year.

      Expenses for the third quarter 1997 decreased $54,980 compared to $59,709 for the same period in previous year. For the nine month period, expenses increased to $208,931 compared to $123,117 for the predecessors from the previous year. The decrease in the third quarter 1997 compared to third quarter 1996 is primarily due to lower general and administrative expenses. The increase in the nine months of 1997 compared to 1996 is primarily due to loan servicing, origination fees and management fees resulting from the increase in the Trust's asset value from the Combination in April 30, 1996 and from different compensation arrangements with the Manager prior to the commencement of the Trust's current offering.

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

 Liquidity and Capital Resources

      The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. In previous years, the Trust's mortgage investment operations have been funded by capital contributions and the payoff of prior loans. The major portion of the proceeds from issuance of common stock in the Trust's current Offering will be used to fund future investments in mortgage loans by the Trust's Mortgage Investment Business. The Trust's liquidity requirements will also be funded by periodical payoffs of existing loans which are generally short term in duration, by the sale of foreclosed properties and additional capital from the proceeds of the Trust's current Offering. Management believes that the Trust's liquidity is sufficient to meet its cash requirements for the next twelve months regardless of whether the Minimum Subscription Level in the Trust's current Offering is achieved. Restrictions on cash attributed to holdbacks do not significantly impact the Trust's liquidity.

      Net cash provided by operating activities during the nine months ended September 30, 1997 and 1996 was $434,217 and $362,675, respectively. Net cash for all periods was positively affected by improved marketing conditions and the volume of loan activity in 1997.

      Net cash provided by (used in) investing activities for the nine months ended September 30, 1997 and 1996 was $212,376 and $(502,084), respectively. The large increase in 1997 compared to the prior year is due to the volume of loans and the proceeds from three real estate properties sold in 1997.

      Net cash (used in) provided by financing activities during the nine months ended September 30, 1997 and 1996 was $(669,737) and $(422,136), respectively. The increase in the end of the year 1996 and nine months ended September 30, 1997 is primarily due to the offering costs related to the Trust.

      The Trust will use the net proceeds of its current public offering to provide additional funding for the Trust's Mortgage Investment Business. As of September 1, 1997, CAFC entered into an agreement for a $1,000,000 warehouse line of credit from Warehouse Lending Corporation of America, which line of credit is documented and which will be guaranteed by the Trust. The Trust additionally plans to enter into a warehouse line of credit agreement with the CAFC for up to $4,000,000. Management believes that cash flow from operations and the net proceeds of the public offering and of loans that are paid off plus the establishment of the warehouse lines of credit for the Mortgage Conduit
Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

                                     PART II

                                OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          The trust is not involved in any legal proceedings at this time.

ITEM 2    CHANGES IN SECURITIES

          There have been no changes in the outstanding securities of the Trust at this time. The Trust's Certificate of Incorporation was amended, effective July 31, 1997, to increase the Trust's authorized capital to 5,675,000 shares, 5,000,000 of which are Common Shares, $.01 par value, and 675,000 of which are Series "A" Preferred Shares, $.01 par value

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Trust held its 1997 annual meeting on August 6, 1997. The outstanding Series "A" Preferred Shares constituted the only class of voting stock outstanding and are not registered under Section 12. Messrs. Thomas B. Swartz and Harvey Blomberg were elected to new terms as Class I Directors. Messrs. Dennis R. Konczal, Douglas A. Thompson and Stanley C. Brooks continue as Class II and III Directors.

          The other matters voted on at the meeting also included (1) the approval of an amendment of the Trust's Certificate of Incorporation; and (2) the approval of Novogradac & Company LLP as auditors for 1997. 402,195 shares voted in favor of both propositions with no negative votes.

ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    REPORTS ON FORM 8-K

          (a) Form 8-K The Registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1997.

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


                                            CAPITAL ALLIANCE INCOME TRUST LTD.,
                                            A Real Estate Investment Trust



Dated:   November 3, 1997           By:     /s/ Thomas B. Swartz
                                            --------------------
                                             Thomas B. Swartz,
                                             Chief Executive Officer



Dated:   November 3,1997            By:     /s/ Jeannette Hagey
                                            -------------------
                                             Jeannette Hagey,
                                             Chief Financial Officer