Form 10-K
period 1997-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1998-04-15
CIK 1021422

Capital Alliance Income Trust Ltd.,
                         A Real Estate Investment Trust

 -------------------------------------------------------------------------------



                                                     April 10, 1998



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Capital Alliance Income Trust Ltd., A Real Estate Investment Trust SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-K for the year ended December 31, 1997. If you have any questions, please do not hesitate to call.

                                           Very truly yours,

                                           /s/ Thomas B. Swartz

                                           Thomas B. Swartz
                                           Chairman

Enclosures

cc:      Stephen C. Ryan, Esq.

50 California Street, Suite 2020 - San Francisco, CA 94111 - (415) 288-9575 - fax: (415) 288-9590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                                        OR
         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625
                        ---------------------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

            Delaware                                   94-3240473
            --------                                   ----------
  (State or other Jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


         50 California Street
         Suite 2020
         San Francisco, California                   94111
         -------------------------                   -----
      (Address of principal executive office)        (zip code)

                                 (415) 288-9575
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock $0.01 par value                             American Stock Exchange
                                  (Approved for listing upon notice of issuance)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   _X_        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (P. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                         [  ]

As of April 10, 1998, the aggregate market value of the Registrant's shares of Common Stock, $.001 par value, held by nonaffiliates of the registrant was approximately $6,695,584. At that date 836,948 shares were outstanding. The shares are approved for listing on the American Stock Exchange upon notice of issuance but will not trade publicly until the conclusion of the Registrant's current "best efforts" public offering.

                                                 TABLE OF CONTENTS


PART I.............................................................5

     ITEM 1. BUSINESS..............................................5

              General..............................................5

         MORTGAGE INVESTMENT BUSINESS..............................5

              General..............................................5

              Mortgage Loans Portfolio.............................5

              Financing............................................6

         MORTGAGE CONDUIT BUSINESS.................................7

              General..............................................7

              Marketing and Production.............................8

              Underwriting.........................................9

              Whole Loan Sales....................................10

         WAREHOUSE LENDING BUSINESS...............................10

         HEDGING..................................................11

         SERVICING................................................11

              Servicing Portfolio.................................12

              Geographical Distribution...........................13

              Interest............................................13

              Maturity............................................13

              Delinquencies.......................................14

         REGULATION...............................................14

         COMPETITION..............................................15

         EMPLOYEES................................................15

     ITEM 2. PROPERTIES...........................................15

     ITEM 3. LEGAL PROCEEDINGS..........................................15

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS........16

     ITEM 5. MARKET FOR REGISTRANT'S COMMON
     EQUITY AND RELATED STOCKHOLDER MATTERS.............................16

PART II.................................................................18

     ITEM 6. SELECTED FINANCIAL DATA....................................19

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................21

     GENERAL............................................................21

         Predecessors...................................................21

         Organization...................................................21

         Operating Strategy.............................................22

         Loan Origination and Loan Servicing............................22

         Contingencies and Commitments..................................22

     RESULTS OF OPERATIONS..............................................22

     YEAR ENDED DECEMBER 31, 1997
     COMPARED TO YEAR ENDED DECEMBER 31, 1996...........................23

     YEAR ENDED DECEMBER 31, 1996
     COMPARED TO YEAR ENDED DECEMBER 31, 1995...........................23

     INFLATION .........................................................24

     LIQUIDITY AND CAPITAL RESOURCES....................................24

     LIQUIDITY AND CAPITAL RESOURCES
     FOR THE YEAR ENDED DECEMBER 31, 1997...............................24

     LIQUIDITY AND CAPITAL RESOURCES
     FOR THE YEAR ENDED DECEMBER 31, 1996...............................25

     YEAR 2000..........................................................25

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................26

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..............27

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.................28

         DIRECTORS......................................................28

         EXECUTIVE OFFICERS.............................................29

     ITEM 11. EXECUTIVE COMPENSATION....................................31

         COMPENSATION OF OFFICERS.......................................31

         COMPENSATION OF DIRECTORS......................................31

              Director Fees.............................................31

              Committee and Other Meeting Fees..........................31

              Reimbursements............................................31

     ITEM 12. SECURITY OWNERSHIP OF
     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................31

     ITEM 13. CERTAIN RELATIONSHIPS
     AND RELATED TRANSACTIONS...........................................32

              Arrangements and Transactions with CAAI...................32

              Investment in Related Mortgage Banking Firms..............33

              Sale and Purchase of Loans................................33

              Other Business Activities.................................34

PART IV.................................................................35

     ITEM 14. EXHIBITS, FINANCIAL STATEMENTS
     SCHEDULES, AND REPORTS ON FORM 8-K.................................35

              (a)(Financial Statements..................................35

              (a)(3) Exhibits...........................................35

         SIGNATURES.....................................................37

              Financial Statements......................................38

         EXHIBIT 24.7...................................................53

                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

         General. Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively.

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust is a specialty mortgage finance company which, together with its subsidiary and related companies, operates a mortgage banking concern with three divisions which are referred to herein as (1) the Mortgage Investment Business, (2) the Mortgage Conduit Business, and (3) the Warehouse Lending Business. The Trust directly conducts its Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans and its Warehouse Lending Business which provides secured warehouse and repurchase financing to CAFC and affiliated mortgage bankers. The Mortgage Conduit Business, which originates and purchases as a wholesale mortgage banker, non-conforming mortgage loans is conducted through CAFC in which the Trust holds a 99% economic interest.

         The Trust resulted from the consolidation in April 1996 of two private affiliated mortgage lending firms ("Predecessors"). The Trust was incorporated in Delaware in 1995. The Predecessors to the Trust were formed and managed by Capital Alliance Advisors, Inc. ("CAAI"). On April 28, 1997 the Trust commenced a $12,000,000 initial public offering of its Common Stock (1,500,000 shares at $8.00 per share with warrants to purchase 150,000 additional shares of Common Stock). The Minimum Subscription Amount of $4,000,000 was subscribed on December 4, 1997 and released to the Trust for use in its operations.

         References to financial information of the Trust for the year ended 1997, reflect the financial operations of the Trust and its Mortgage Investment and Mortgage Warehouse businesses and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC. References to financial information of the Trust for the year ended 1996, reflect the financial operations of the Trust and its Predecessors.

         MORTGAGE INVESTMENT BUSINESS

         General. The Trust, through its Mortgage Investment Business, acquires mortgage loans which are principally nonconforming, A- B/C credit-rated residential mortgage loans with a maximum 75% combined loan-to-value ratio for long-term investment. The Mortgage Investment Business invests in both first and second mortgage loans. Income is earned principally from the net interest income received by The Trust on mortgage loans held in its portfolio and from fees received in connection with their origination. Such acquisitions are financed with a portion of the Trust's capital. Loans, other than warehouse lines of credit repurchase financing obtained by CAFC, are restricted by the Trust's Bylaws to 20% of the Trust's Net Capital Contributions. CAFC supports the investment objectives of the Trust by supplying substantially all of the mortgage loans held by the Trust. (See "Mortgage Conduit Business.")

                  Mortgage Loans Portfolio. The Trust (a) originates mortgage loans, through its main office in San Francisco and its branch office in San Diego, California and through its network of mortgage brokers and correspondents, and (b) invests a substantial portion of its portfolio in non-conforming mortgage loans and second mortgage loans. The Trust also purchases such loans from third parties, including CAFC, for long-term investment. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. The investment portfolio of the Mortgage Investment Business consists primarily of "B" and "C" grade mortgage loans. The Trust believes that a structural change in the mortgage banking industry has occurred which has increased demand for higher yielding non-conforming mortgage loans. This change has been caused by a number of factors, including: (1) investors' demand for higher yielding assets due to historically low interest rates over the past few years; (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry; (3) quantification and development of standardized credit criteria by credit rating agencies for securities backed by non-conforming mortgage loans; and (4) increased competition in the securitization industry, which has reduced borrower interest rates and fees, thereby making non-conforming mortgage loans more affordable. The Trust's Manager owns 1% and CAAI has 100% of voting control.

         Financing. The Mortgage Investment Business is financed principally by the Trust's capital. The Trust's Bylaws restrict the encumbrance of the Trust's assets to 20% of the Trust's Net Capital Contributions. Such restriction does not apply to CAFC.

         The Trust does not currently plan to issue Mortgage-Backed Securities, such as Collateralized Mortgage Obligations ("CMOs") or mortgage pass-through certificates representing an undivided interest in pools of mortgage loans formed  by the  Trust.  There is no  assurance  that the  Trust  will not  adopt financing strategies in the future which will include the issuance of mortgage-backed securities as an alternative for the financing of its Mortgage Investment Business. Similarly, the investment policies of the Trust for its Mortgage Investment Business and its Bylaws may be modified by the Trust's Board of Directors.

         The Trust, through CAFC, has obtained financing with one third-party lender, at interest rates that are consistent with its financing objectives described herein, and has established a $3.0 million financing facility under which the lender is required to enter into new reverse repurchase agreements as needed by CAFC during a specified period of time. CAFC's warehouse repurchase financing is guaranteed by the Trust. For a discussion of the terms of the Trust's reverse repurchase facilities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Trust effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

         Reverse repurchase agreements take the form of a sale of securities to the lender at a discounted price in return for the lender's agreement to resell the same securities to the borrower at a future date (the maturity of the borrowing) at an agreed price. In the event of the insolvency or bankruptcy of the Trust, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is, among other things, to allow the creditor under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted, under the Bankruptcy Code, to repudiate the contract, and the Trust's claim against the lender for damages therefrom may be treated simply as one of the unsecured creditors. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, the Trust's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by such statute. If the lender is an insured depository institution subject to the Federal Deposit Insurance Act, the Trust's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for damages resulting form the lender's insolvency may be limited by such statute rather than the Bankruptcy Code. The effect of these various statutes is, among other things, that a bankrupt lender, or its conservator or receiver, may be permitted to repudiate or disaffirm its reverse repurchase agreements, and the Trust's claims against the bankrupt lender for damages resulting therefrom may be treated simply as one of an unsecured creditor. Should this occur, the Trust's claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Trust.

         To reduce its exposure to the credit risk of reverse repurchase agreement lenders, the Trust intends, when the amount of liability incurred so warrants, to enter into such agreements with several different parties and to follow its own credit exposure procedures. Notwithstanding these measures, no assurance can be given that the Trust will be able to avoid such third party risks.

         MORTGAGE CONDUIT BUSINESS

         General. CAFC was organized on June 27, 1997 and began its mortgage origination and whole loan sales operations in August, 1997. The Mortgage Conduit Business consists primarily of the origination and the purchase and sale of A- and B/C credit rated mortgage loans secured by first liens and second liens on single (one-to-four) family residential properties that are originated in accordance with its underwriting guidelines. As a non-conforming mortgage loan conduit, the Trust's Mortgage Conduit Business acts as a conduit between the originators of such mortgage loans and permanent investors in such loans. The Management believes that non-conforming A- and B/C credit rated mortgage loans, when properly underwritten, provide an attractive net earnings profile, producing higher yields without disproportionately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. The Trust's policy for its Mortgage Investment Business, which limits the financing or leveraging of its mortgage loan portfolio, does apply to its Mortgage Conduit Business since such mortgage loans are generally held in CAFC for less than sixty days prior to their sale to permanent investors who securitize such loans in the secondary market and their acquisition or funding will generally be facilitated through a warehouse line of credit or reverse repurchase agreements.

         Correspondents originate and close mortgage loans under CAFC's mortgage loan programs on a loan-by-loan basis. Correspondents include mortgage bankers and mortgage brokers. During the partial year ended December 31, 1997, CAFC acquired from its correspondents or funded directly $1,722,200 million of non-conforming mortgage loans.

         All non-conforming loans purchased or originated by CAFC which meet the Trust's underwriting guidelines, including its 75% Combined Loan-to-Value limitation, are made available for sale to the Trust at fair market value at the date of sale and subsequent transfer to the Trust. See "Item 13. Certain Relationships and Certain Transactions." Loans not purchased by the Trust for its Mortgage Investment Business will be sold in the secondary market through whole loan sales. During the partial year of operations in 1997, CAFC sold four loans to the Trust totaling $326,750. Whole loan sales by CAFC during 1997 totaled $1,206,200.

         The Mortgage Conduit Business acquires all of the servicing rights on loans it originates or purchases and such servicing rights will normally be relinquished when loans are sold into the secondary market. The Mortgage Conduit Business generally has no on-going risk of loss after a whole loan sale other than liability with respect to normal warranties and representations given in such sales and for fraud in the origination process.

         The Trust's Mortgage Conduit Business does not currently plan to directly securitize the loans originated and purchased by it as such securitization generally requires a mortgage portfolio of at least $50 million together with substantial reserves to fund defaults in the portfolio. There is no assurance that in the future, if the Mortgage Conduit Business had a large enough portfolio and sufficient reserves it would not securitize such loans, either directly or indirectly, (as a participant with other mortgage banking firms in a multiple party securitization program).

         Marketing and Production. CAFC's competitive strategy in its Mortgage Conduit Business, is to be a substantial originator, through a mortgage loan broker and correspondent network, of A-, B/C residential mortgage loans to be sold in the secondary market network. This will enable the CAFC to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and correspondents and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to expand its reach, geographically, to develop and provide responsive and consistent underwriting and funding services to the mortgage broker and correspondent networks which it plans to develop.

         CAFC and the Trust emphasize flexibility in their mortgage loan products to attract correspondents and establish relationships. CAFC also maintains relationships with numerous end- investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network. As a consequence, CAFC and the Trust have acquired increasing volumes of non-conforming loans. Additionally, in response to the needs of its non-conforming mortgage loan correspondents, CAFC's marketing strategy offers efficient response time in the origination and purchase process, and direct and frequent contact with its correspondents.

         A substantial portion of the mortgage loans to be originated or purchased through the Mortgage Conduit Business are expected to be "A-", "B" and "C" grade non-conforming mortgage loans. Such non-conforming loans may involve some greater risk as a result of underwriting and product guidelines which will differ from those applied by FNMA and FHLMC primarily with respect to loan-to-value ratios, borrower income or credit history, required documentation, interest rates, and borrower occupancy of the mortgaged property. The Mortgage Conduit Business generally will not originate or acquire mortgage loans with principal balances above $300,000 since such loans generally entail greater credit risks than other non-conforming loans although it is not precluded from doing so.

         In  general,   "A-",  "B"  and  "C"  grade  loans  are   non-conforming
residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, and are normally subject to higher rates of loss and delinquency than the other non-conforming loans to be purchased by the Mortgage Conduit Business. As a result, "A-", "B" and "C" grade loans normally bear a higher rate of interest, and may be subject to higher fees (including greater prepayment fees and late payment penalties), than non-conforming loans of "A" quality. In general, greater emphasis is placed upon the credit history of the borrower in underwriting "A-", "B" and "C" grade mortgage loans than in underwriting "A" grade loans. In addition, "A-", "B" and "C" grade loans are generally subject to lower loan-to-value ratios than "A" grade loans.

         It is anticipated that mortgage loans originated or acquired by the Mortgage Conduit Business will generally be secured by first liens and/or second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans have a constant interest rate over the life of the loan, which is generally 15, 20 or 30 years. The interest rate on an adjustable rate mortgage ("ARM") is typically tied to an index (such as LIBOR) and is adjusted periodically at various intervals. Such mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. The interest rates on ARMs are typically lower than the average comparable fixed rate loan initially, but may be higher than average comparable fixed rate loans over the life of the loan. Management anticipates that substantially all mortgage loans purchased or originated by the Mortgage Conduit Business will fully amortize over their remaining terms.

         The Mortgage Conduit Business' planned focus on the origination and acquisition of non-conforming A- and B/C credit mortgage loans may affect CAFC's financial performance. For example, the origination and purchase market for non-conforming loans has typically provided for higher interest rates, thereby potentially enhancing the interest income earned by the Mortgage Conduit Business during the accumulation phase for loans held for sale. However, the Mortgage Conduit Business will assume the potential risk of any increased delinquency rates and/or credit losses as well as interest rate risk in the event there is a delay in the sale of such loans to permanent investors. Normally, such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC and are reduced by the relatively short period that such loans are held and accumulated prior to sale to permanent investors.

         The Mortgage Conduit Business' loan purchase activities are expected in the future to focus on those Western states of the United States where higher volumes of non-conforming mortgage loans are originated, including California, Nevada, Utah, Colorado, Oregon, Arizona and Washington.

         At December 31, 1997 the Trust's loan portfolio totaled $4,915,182 with an average loan size of $109,226, an average weighted yield of 12.32%, an average maturity of 18.75 months and a combined loan-to-value ratio of 71.12%. 79% of the portfolio were first deeds of trust and 21% were second deeds of trust. The Trust has had the use of fund's from its current public offering only since December 4, 1997 and then only to the extent of $4,000,000 (the Minimum Subscription Amount) less offering costs and expenses.

         The highest concentration of nonconforming mortgage loans originated or purchased by the Trust relates to properties located in California because of the generally higher property values and mortgage loan balances prevalent there. The Trust's Manager through its correspondent and broker network accounted for 100% of the total mortgage loans acquired by the Trust during the year ended December 31,1996, and together with CAFC (which is also managed by CAAI) for 100% of the total mortgage loans acquired by the Trust during the year ended December 31, 1997. CAFC and the Trust's Manager are affiliates of the Trust. (See "Item 13. Certain Relationships and Certain Transactions.")

         Underwriting. The Trust has developed origination and purchase guidelines for the acquisition of mortgage loans by the Trust for the Mortgage Investment Business. Subject to certain exceptions, each loan purchased must conform to the Trust's loan eligibility requirements with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisals and loan documentation.

         The Trust's Manager, CAAI, provides documentation for the origination or purchase of mortgage loans and performs the underwriting function for all of the Trust's loans on a contract basis with the Trust. The Trust's Manager also performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are originated or purchased only after completion of a legal documentation and eligibility criteria review.

         Under all of the Trust's underwriting methods, loan documentation requirements for verifying the borrowers' income and assets vary according to loan-to-value ratios, credit ratings and other factors. This variation is necessary to be competitive and responsive to the needs of the non-conforming mortgage loan sellers. Generally, as the standards for required documentation are lowered, borrowers' down payment requirements are increased and the required loan-to-value ratios are decreased. These types of loans with less documentation are reviewed on a risk analysis underwriting basis. Reduced documentation loans require the borrower to have a stronger credit history and larger cash reserves and the appraisal of the property is validated by either an enhanced desk or field review. The underwriters utilize a risk analysis approach to determine the borrower's ability and willingness to repay the debt and to determine if the property taken as security has sufficient value to recover the debt in the event that the loan defaults. Each loan is reviewed for compensating factors (i.e., credit reports, sufficient assets, appraisal, job stability, ability to repay the loan), and overall compensating factors are reviewed to fully analyze the risk.

         CAAI's Investment Committee reviews each loan prior to the Trust's commitment to originate or purchase a mortgage loan to ensure that the mortgage loans meet its quality standards. The type and extent of the quality control review depends on the nature of the seller and the characteristics of the loans. In performing a quality control review on a loan, CAAI analyzes the underlying property appraisal and examines the credit and income history of the borrower. In addition, all documents submitted in connection with the purchase of the loans, including insurance policies, title policies, deeds of trust or mortgages and promissory notes, are examined for compliance with the Trust's and CAFC's guidelines and to ensure compliance with state and federal regulations.

         Whole Loan Sales. The Mortgage Conduit Business conducted by CAFC primarily uses a warehouse repurchase financing from the Trust and warehouse financing from two other warehouse lenders to finance the origination or acquisition of mortgage loans from correspondents. When a sufficient volume of mortgage loans (generally packages of $1 million to $2 million) with similar characteristics has been accumulated, CAFC sells such packages to investors at a premium in whole loan sale transactions on a service-released basis.

         Neither the Trust nor CAFC currently plans to sell senior interests in its loans in the secondary market through a securitization program under which it could retain a residual interest in each loan securitization. While the pools of loans sold by the Trust's Mortgage Conduit Business will generally be sold on a non-resource basis with respect to economic interest and rate risk, such bulk whole loan sales will generally be made pursuant to agreements that provide for recourse by the purchaser against the Trust's Mortgage Conduit Business in the event of a breach of any representation or warranty made by the Trust's Mortgage Conduit Business, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. The Trust's Mortgage Conduit Business will generally try to limit the remedies of such purchasers to the remedies the Trust's Mortgage Conduit Business receives from the persons from whom the Trust's Mortgage Conduit Business purchases a portion of such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans may be broader than those available to the Trust's Mortgage Conduit Business against its seller, and should a purchaser exercise its remedies and rights against it, the Mortgage Conduit Business may not always be able to enforce whatever remedies it may have against its sellers.


        WAREHOUSE LENDING BUSINESS


         The Trust's third line of business is its Warehouse Lending Business. Such operations consist primarily of warehouse financing for its affiliated mortgage banks, including CAFC and Sierra Capital Funding, LLC ("SCF/LL"), all of which act as correspondents of the Trust. The non-conforming mortgage loans funded with such warehouse financing are acquired by the Trust for its portfolio when such loans meet its investment criteria. Warehouse lending facilities provide repurchase financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the pre-approved investor. The Trust's warehouse financing is non-recourse and the Trust can only look to the sale or liquidation of the mortgage loans as a source of repayment or repurchase. Any claim of the Trust as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on the Trust's balance sheets as finance receivables.

         The Trust provides a $3 million warehouse line to CAFC. The CAFC warehouse financing balance outstanding on the Trust's balance sheet is structured to qualify under the REIT asset tests and to generate income qualifying under the 75% gross income test. The terms of the warehouse line are based on the rate of the Mortgage Note plus a fee of $50 or such other fee (not to exceed $500) as the parties may agree and with an advance rate of 100% of the fair value of the mortgage loans outstanding. The terms of the Trust's other warehouse financing, including the amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. (See "--Mortgage Investment Business--Financing.")

         At December 31, 1997, the Trust had $717,750 of warehouse facilities utilizing reverse repurchase agreements outstanding to CAFC, and $1,468,200 to SCA, a division of SCF/LLC. The Trust finances its Warehouse Lending Business through equity and may utilize reverse repurchase agreements in the future.

         HEDGING

         The Mortgage Conduit Business to date has originated or purchased primarily fixed-rate mortgage loans. All of the mortgage loans held by the Mortgage Investment Business carry fixed rates and have relatively short maturities. The average weighted maturity of loans held in the Mortgage Investment Business at December 31, 1997 was 18.75 months. As the production of fixed-rate mortgage loans increases or if maturities increase, it is anticipated that various hedging strategies will be implemented to provide protection against interest rate risks. The nature and quantity of hedging transactions will be determined by the Manager based on various factors, including market condition, the expected volume of mortgage loan originations and purchases and the period of time required to accumulate and to sell mortgage loans.

         However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Mortgage Conduit Business or Mortgage Investment Business from interest rate risks. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases or in period of rising and fluctuating interest rates. Therefore, the Mortgage Conduit Business or Mortgage Investment Business may be prevented from effectively hedging its interest rate risks, without significantly reducing its return on equity.

         SERVICING

         The Trust currently acquires all of its mortgage loans on a "servicing-released" basis and thereby acquires the servicing rights. The Trust and CAFC subcontract all of their servicing obligations under such loans to CAAI, the Trust's Manager. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Trust's guidelines.

     Servicing Portfolio. The following table sets forth certain information regarding the Trust's servicing portfolio of loans for the periods shown.



               [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                                   PERIOD FROM
                                 JANUARY 1, 1996
                               YEAR ENDED THROUGH
                     DECEMBER 31, 1996 AND DECEMBER 31, 1997

                                            December 31, 1996  December 31, 1997
                                            -----------------  -----------------
Beginning servicing portfolio                      $4,725,895      $4,696,238
Loans added to the servicing portfolio             $1,952,384      $3,254,256

Loans sold, servicing released and principal
    paydowns (1)                                   $1,982,041      $3,035,308

Ending servicing portfolio                         $4,696,238      $4,915,186

Number of loans serviced                                   50              45
Average loan size                                  $   93,925        $109,226

     (1) Includes normal loan payoffs, principal amortization, prepayments, less reserves and foreclosures. The Trust does not charge a prepayment penalty on its loans.

     Geographical Distribution. The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

                At December 31, 1997                     At December 31, 1996
       --------------------------------------      -----------------------------

            Number                  Percentage     Number            Percentage
State      of Loans     Amount      of Total      of Loans   Amount    of Total
-----      --------     ------      --------      --------   ------    --------
CA           45       $4,915,186      100%          49    $4,401,788      94%
CO            0                                      0
UT            0                                      1      $294,450       6%

         Interest. The weighted average interest for the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1997 was 12.32% and at December 31, 1996 was 12.99%.

         Maturity. The weighted average maturity of the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1997 was 18.75 months and at December 31, 1996 was 17.62 months. The following table shows the Trust's loan maturities at the dates presented.

         At December 31, 1997                      At December 31, 1996
-------------------------------------    --------------------------------------
Terms of Loans       Amount     %of     Terms of Loans   Amount        % of
                    of Loan  Portfolio                  of Loan      Portfolio

0-12 months       $2,651,900   53.95%     0-12 months  $1,568,128     33.39%
13-24 months         896,412   18.24%    13-24 months     918,874     19.57%
25-36 months         636,349   12.95%    25-36 months   1,321,192     28.13%
37-48 months            None    None     37-48 months        None       None
Over 48 months       730,525   14.86%  Over 48 months     888,044      18.91
                  ----------   ------                  ----------    -------
                  $4,915,186     100%                  $4,696,238       100%

     Delinquencies. The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                              At December 31, 1996                    At December 31, 1997
                              --------------------                    --------------------
                        Number of Loans    % of Portfolio      Number of Loans      % of Portfolio
                        ---------------    --------------      ---------------      --------------
Loans delinquent for:
    30-59 days                  5                6%                     6                  7%
    60-89 days                  3                7%                     2                  3%
    90 days+                    2                7%                     2                  6%
                              ---              ----                   ---                ----
    Totals:                    10               20%                    10                 16%

                              At December 31, 1996                     At December 31, 1997
                              --------------------                     --------------------
                          Number of Loans   % of Portfolio        Number of Loans      % of Portfolio
                          ---------------   --------------        ---------------      --------------

Foreclosures pending            5               14%                     3                  9%
Bankruptcies pending            2                3%                     2                  3%
                               ---             ----                    ---                ----

    Total delinquencies,
    foreclosures
    and bankruptcies           17               38%                    15                 28%

         REGULATION

         The Trust at all times intends to conduct its business so as not to become regulated as an investment Trust under the Investment Trust Act. The Investment Trust Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interest"). Under the current interpretation of the staff of the Commission, in order to qualify for this exemption, the Trust must maintain at least 55% of its assets directly in mortgage loans, and certain other Qualifying Interests in real estate. If the Trust fails to qualify for exemption from registration as an investment Trust, its ability to use leverage in its Mortgage Investment Business would be substantially reduced, and it would be unable to conduct its business as described herein. The Trust has not requested a legal opinion from counsel indicating that, it will be exempt from the Investment Trust Act.

         Because the Trust's business is highly regulated, the laws, rules and regulations applicable to the Trust are subject to regular modifications and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Trust. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Trust's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Trust, or otherwise affect the business or prospects of the Trust. Also, members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Trust's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Trust.

         Additionally, there are various state and local laws and regulations affecting the Mortgage Conduit Business. CAFC is licensed in those states requiring such a license. Mortgage operations also may be subject to applicable state usury statutes. The Trust is presently in material compliance with all material rules and regulations to which it is subject.

         COMPETITION

         The Trust believes that it will continue to be able to compete in both its Mortgage Investment Business and its Mortgage Conduit Business on the basis of providing prompt and responsive service and flexible underwriting for independent mortgage brokers and correspondents to offer to their customers.

         Continued consolidation in the mortgage banking industry may also reduce the number of current correspondents to the Mortgage Conduit Business, thus reducing the Trust's potential customer base, resulting in CAFC or the Trust purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Mortgage Conduit Business.

         The Trust faces competition in its Mortgage Investment Business and Mortgage Conduit Business from other financial institutions, including but not limited to banks and investment banks. At present such competition is not material to the Trust's Warehouse Lending Operations. Many of the institutions with which the Trust competes have significantly greater financial resources than the Trust.

         EMPLOYEES

         The Trust has no employees. The Manager employs and provides all of the persons required for the operation of the Trust and its Mortgage Investment Business. At March 27, 1998, the Manager employed 7 persons plus several contract personnel. Additional employees will be required to staff the Mortgage Conduit Business. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

         The Trust's and its Manager lease executive and administrative offices located at 50 California Street, Suite 2020, San Francisco, California, 94111, and consist of approximately 3,000 square feet.

         The Manager also leases space for its San Diego, California branch office on a short-term basis.

         Management believes that the terms of the leases are at least as favorable as could have been obtained from an unaffiliated third party. Management believes that these facilities are adequate for the Manager's and the Trust's foreseeable needs and that alternate space at reasonable rental rates is available, if necessary.

ITEM 3. LEGAL PROCEEDINGS

         None.
                                       15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

         The Trust's Common Stock is approved for listing on the American Stock Exchange upon notice of issuance under the symbol "CAA". Since the Trust's Common Stock, which is currently being offered in a $12,000,000 "best efforts" initial public offering at $8.00 per share, has not commenced trading, no sale prices for the Common Stock are reported by the American Stock Exchange. At March 31, 1998 the Trust had issued and outstanding 826,949 shares of the Trust's Common Stock and warrants to acquire an additional 82,694 shares of Common Stock which were issued for $6,615,591. The initial shares of Common Stock were issued on December 4, 1997.

         On March 31, 1998, there were approximately 134 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 164 holders of record of the Trust's Preferred Stock which is not publicly traded.

         To maintain its qualification as a REIT, the Trust intends to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. the Trust declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the taxable earnings of CAFC, the financial condition of the Trust and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level for the Trust's Common Stock.

         The Trust declared its initial quarterly dividend on the Trust's Common Stock for the quarter ended December 31, 1997 at $.054 per share, which dividend covered the period from December 4, 1997 to December 31, 1997 only and did not reflect a full quarter of operations. The Trust during 1997 also paid 12 consecutive monthly dividends on the Trust's Preferred Stock at an average of $.079 per share per month.

         Holders of the Preferred Shares will be entitled to the Distribution Preference with respect to such Distributions as are declared each year equal to: the lesser of (a) an amount equal to an annualized return on the Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month) equal to 10.25% or 150 basis points over the Prime Rate (determined on a not less than quarterly basis).

         After declaration for a given quarter of Distributions to the holders of Preferred Shares in the amount of the Distribution Preference, no further distributions may be declared on the Preferred Shares for the subject quarter until the total dollar amount of Distributions declared on the Common Shares as a class for that quarter equals an amount (the "Matching Distribution") as the Distribution Preference for each Preferred Share for such quarter or period. Any Distributions associated with a payment date that are declared after the Trustees have declared Distributions on Common Shares in the amount of the Matching Distribution (i.e. excess Distributions) generally will be allocated such that the amount of Distributions per share paid to or declared to the holders of the Preferred Shares and Common Shares for the subject quarter are equal. The Distribution Preferences of the Preferred Shares is not cumulative.

         Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by the Trust as capital gain or may constitute a tax-free return of capital. the Trust will annually furnish to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of the Trust and its Predecessors. The combined information gives effect to the combination of Capital Alliance Income Trust I and Capital Alliance Income Trust II (collectively, the "Predecessors") with the Trust due to common boards of directors and management.

         The selected historical combined financial data set forth below for the Trust for each of the years in the three-year period ended December 31, 1995 and the four months ended April 30, 1996 are derived from the audited financial statements of the Predecessors. The selected financial data for the eight months ended December 31, 1996 and the year ended December 31, 1997 are derived from audited financial statements of the Trust.

         Novogradac & Company, LLP audited the aforementioned financial statements. The historical combined financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                             SELECTED FINANCIAL DATA

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST


                                          Combined (Predecessors)
                                          Year Ended December 31

Statement of Operations Data:          1993              1994              1995
                                       ----              ----              ----

Revenue                              $100,582          $174,997         $489,363

Net income                             83,722           147,056          414,414

Net income per Weighted Average
  Preferred Share                       0.934             0.823            0.938


                                              Combined (Predecessors)
                                                    At December 31

Balance Sheet Data:                     1993             1994              1995
                                        ----             ----              ----

Mortgage notes receivable            $620,500        $1,889,485       $4,790,070

Total assets                        1,071,505         3,148,661        6,254,052

Total liabilities                      29,269            55,741          164,022

Shareholders' capital               1,042,236         3,092,920        6,090,030


                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                             SELECTED FINANCIAL DATA

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                       Combined (Predecessors)            Successor                 Successor
                                       ----------------------             ---------                 ---------
                                          Four Months Ended          Eight Months Ended            Year Ended
                                           April 30, 1996             December 31, 1996         December 31, 1997

Statement of Operations Data:

Revenue                                         $273,709                    $490,300                  $776,405

Net income                                       226,643                     373,132                   535,789

Net income per Weighted Average
   Preferred Share                                 0.350                       0.582                     0.835

                                       Combined (Predecessor)             Successor                 Successor
                                       ----------------------             ---------                 ---------
                                          At April 30, 1996          At December 31, 1996      At December 31, 1997
Balance Sheet Data:
Mortgage notes receivable                     $4,757,895                  $4,696,238                $4,915,186

Total assets                                   6,267,251                   6,702,261                10,132,419

Total liabilities                                263,316                     756,073                   311,096

Shareholder's capital                          6,003,935                   5,946,188                 9,821,323


                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The preparation of Trust's financial statements were based upon the operating results of the Trust and the combined historical operations of Capital Alliance Income Trust I ("CAIT I") and Capital Alliance Income Trust II ("CAIT II") (CAIT I and CAIT II are collectively referred to as the "Predecessors"). The operations of the Predecessors have been combined due to their common management and directors.

         GENERAL

         Predecessors. The Trust resulted from the consolidation of CAIT I and CAIT II (the "Combination") on April 30, 1996 when the Trust ("Successor") exchanged shares of preferred stock for all of the outstanding whole shares of CAIT I and CAIT II. Holders of fractional shares of CAIT I and CAIT II received cash in lieu of fractional shares of preferred stock of the Trust and all assets and liabilities of CAIT I and CAIT II were transferred to the Trust. CAIT I and CAIT II were both privately-held mortgage investment trusts which invested primarily in non-conforming loans secured by deeds of trust on residential property. CAIT I and CAIT were formed and managed by Capital Alliance Advisors, Inc. ("CAAI") which also manages the Trust and originates, services and sells the Trust's mortgage loans. The Trust was incorporated in Delaware on December 12, 1995.

         Organization. Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933 , as amended in connection with a "best efforts" offering of up to 1,500,000 common shares at $8.00 per share. Listing of the shares on the American Stock Exchange has been approved subject to official notice of issuance. The Trust actively commenced marketing its shares during May 1997.

         On April 15, 1997 the Trust formed its non-qualified REIT subsidiary to conduct its mortgage conduit business. On June 27, 1997 the Trust capitalized CAFC with real estate in exchange for 2,000 shares of Series "A" Preferred Stock having a 99% economic interest in CAFC. The Trust's Manager invested $1,000 for 1,000 Common Shares of CAFC having a 1% economic interest in CAFC.

         On December 4, 1997 the Trust's common share offering exceeded the Minimum Subscription Amount of $4,000,000 and 522,497 common shares were issued. This was the initial offering of common shares. As of December 31, 1997 562,760 shares were outstanding, $4,051,878 of net proceeds were received and the trust recognized a $57,081 reduction of deferred offering costs.

         Operating Strategy. The Trust invests as a portfolio lender in non-conforming A-, B and C grade credit mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming A-, B and C grade mortgage loans.

         CAFC's operating strategy is to originate, through mortgage loan brokers and a correspondent network, A-, B and C grade non-conforming home equity loans to be sold in the secondary mortgage market. Although the loans currently made are concentrated in California, CAFC plans to originate and/or purchase loans on both an individual and bulk basis throughout the western United States. Loans will then be sold into the secondary market for a premium or to the Trust at fair market value, when they meet the Trust's underwriting standards (which include a combined loan-to-value ratio that does not exceed 75% of the underlying collateral).

         Home mortgage loans rated A-, B or C tend to have higher rates of loss and delinquency, but also offer higher rates of interest and higher secondary market premiums than loans to borrowers of higher credit quality. Management believes that non-conforming mortgage loans can produce overall higher returns after adjustment for potentially higher rates of loss than the returns available on conforming loans. Management also believes there is increased investor demand for high-yield non-conforming mortgage loans on account of: (1) investor demand for higher yields arising from historically low nominal interest rates over the past few years and (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry.

         Loan Origination and Loan Servicing. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, accounting for interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. Mortgage loan origination and loan servicing were provided to the Trust by CAAI, its Manager.

         Contingencies and Commitments. As of December 31, 1997 the Trust's real estate investments included one property held for sale at a capitalized cost of $322,550 and a loan portfolio of $4,915,186 consisting of forty-five loans, of which four loans totaling $441,127 or 8.97% of the portfolio were delinquent. There were three delinquent loans which were in the process of foreclosure at December 31, 1997. As of December 31, 1996 the Trust's real estate investments included four properties held for sale at a capitalized cost of $1,312,520 and a loan portfolio of $4,696,283 consisting of fifty loans of which six loans totaling $782,031 or 16.65% of the portfolio were delinquent. There was one delinquent loan in the process of foreclosure at December 31, 1996.

         In assessing the collectibility of the real estate held for sale and the delinquent mortgage loans, management estimates a net gain will be recognized upon sale of the real estate and the properties securing these loans, if it is necessary to foreclose the mortgage loans due the Trust. Management's estimate is based on an anticipated sales price of the property that includes a discount from the latest appraised value of the property, less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable.

         The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, the Trust did not have any commitments to fund loans as of December 31, 1996 and December 31, 1997.

         RESULTS OF OPERATIONS

         The results of operation for the twelve months ended December 31, 1995 and four months ended April 30, 1996 represent the combined financial statements of the Predecessors. The financial statements for the eight months ended December 31, 1996 and the year ended December 31, 1997 are the operating results of the Successor. In the comparison that follows, references to the year ended December 31, 1996 refer to the four months ended April 30, 1996 (Predecessors) and the eight months ended December 31, 1996 (Successor) added together. The operations of the Predecessors have been combined due to the common management and directors. The historical information presented herein is not necessarily indicative of future operations.

         YEAR ENDED DECEMBER 31, 1997
         COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues for the year ended December 31, 1997 increased to $776,405 as compared to $764,009 for 1996, primarily as a result of increased other income offsetting lower interest income.

         Other income for the year ended December 31, 1997 increased primarily from origination income received from borrowers and secondarily from premiums from the sale of portfolio loans and higher rental income from real estate held for sale. Prior to the Combination, origination income received from borrowers inured to the Manager.

         At year end December 31, 1997 the mortgage notes receivable balance was greater than the year end December 31, 1996 mortgage notes receivable balance. At year end December 31, 1997 the real estate held for sale balance was less than the year end December 31, 1996 real estate held for sale balance. However, 1997's interest income was constrained by an average annual mortgage notes receivable balance that was lower than 1996's average annual mortgage notes receivable balance and during 1997 the Trust maintained a higher average real estate owned balance than the average real estate owned balance during 1996. This allocation of the Trust's assets and a reduction of the loan portfolio's weighted average interest rate from 12.99% to 12.32% during 1997 contributed to lower interest income and resulted in higher rental income.

         Expenses for the year ended December 31, 1997 increased to $259,611 as compared to $164,234 for the previous year. The increase in 1997 compared to 1996 is primarily due to the financing and operating expenses associated with real estate owned, and from different compensation arrangements with the Manager prior to the commencement of the Trust's current offering. The Trust's 1996 expenses also included $46,448 as a loan loss provision. During 1997 the trust did not change its reserve for loan loss, but recognized a $18,995 cumulative gain from the disposition of real estate held for sale. The gain from sale of real estate held was reported as a separate line item and did not reduce 1997's expenses or increase 1997's revenues.

         Net income for the year ended December 31, 1997 was $535,789. Net Income for the year ended December 31, 1996 was $599,775.

         YEAR ENDED DECEMBER 31, 1996
         COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues for the year ended December 31, 1996 increased to $764,009 as compared to $489,363 for 1995. The increase was due to higher outstanding mortgage notes receivable and increased loan activity during 1996 as compared to the previous year.

         Expenses for the year ended December 31, 1996 increased to $164,234 as compared to $79,949 for 1995. The increase in expenses was the result of increased loan servicing fees resulting from the increase in the Trusts net asset value, increased professional fees and the interest expense on real estate owned as compared to the same period of the previous year. In addition, total expenses for 1996 included a $46,448 loan loss provision as compared to a $12,000 for the same period of the previous year.

         Net income for the year ended December 31, 1996 was $599,775. Net Income for the year ended December 31, 1995 was $414,414.

         INFLATION

         The financial statements of the Trust, prepared in accordance with generally accepted accounting principles, report the Trust's financial position and operating results in terms of historical dollars and does not consider the impact of inflation. Inflation affects the Trust's operation primarily through the effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. When interest rate increase, the demand for mortgage loans and a borrower's ability to qualify for mortgage financing may be adversely affected.

         LIQUIDITY AND CAPITAL RESOURCES

         Management believes that cash flow from operations, the remaining net proceeds of the public offering, the mortgage loans that are paid off, the disposition of real estate owned plus the establishment of a $3,000,000 warehouse lines of credit with Warehouse Lending Corporation of America for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 1997

         As of January 1, 1997, the Trust had $66,798 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 1997 were $1,748,485. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's enhanced liquidity are the proceeds from the issuance of common stock. From December 4, 1997 through December 31, 1997, the Trust received net common stock proceeds of $4,051,878. Management's strategy is to invest the common stock proceeds primarily in the Trust's Mortgage Investment Business. In the interim, the Trust's will use the net proceeds of its current public offering to provide funding for the Trust's recently established Warehouse Lending Business and to invest in subordinated debt of a strategic partner mortgage banking firm which yields 15% per annum. At December 31, 1997 the Trust had $717,757 of warehouse facilities outstanding to CAFC and $1,468,200 to SCA.

         Net cash provided by the operating activities during the twelve months ended December 31, 1997 was $432,320. Net income of $535,789 was the primary supplier of cash and the largest user of cash from operating activities was the $68,619 reduction in other liabilities.

         Net cash used in investing activities during the twelve months ended December 31, 1997 was $2,027,557. The principal generators of cash from investment activities were $2,625,113 provided from the repayments of mortgage notes receivable and net sales proceeds of $791,416 from the disposition of real estate before mortgage relief. Investments in new mortgage notes receivable utilized $ $3,254,256 and the previously described warehouse lines of credit extended to CAFC and SCA utilized $2,185,957.

         Net cash provided by financing activities during the twelve months ended December 31, 1997 was $3,276,924. The principal source of cash from financing activities were the gross proceeds of $4,502,087 from the issuance of common stock. Dividends of $606,853 and offering costs of $498,807 were the leading users of cash from financing activities.

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 1996

         As of January 1, 1996 and December 31, 1996 the Trust had cash and cash equivalents of $829,978 and $66,798 respectfully. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         Overall the principal uses of cash were investments in new mortgage notes receivable and the payment of dividends, while the principal sources of cash was net income and the repayment of mortgage notes receivable. The 1996 investment in new mortgage notes receivable totaled $2,974,440 and dividend payments were $667,667. The 1996 net income was $599,775 and repayments of mortgage notes receivable totaled $2,403,027.

         Net cash provided by the operating activities during the twelve months ended December 31, 1996 was $501,055. Net income of $599,775 was the primary supplier of cash and the largest user of cash from operating activities was the capitalization of $83,681 of accrued interest associated with real estate held for sale.

         Net cash used in investing activities during the twelve months ended December 31, 1996 was $392,692. The principal generators of cash from investment activities were $2,403,027 provided from the repayments of mortgage notes receivable and net sales proceeds of $229,129 from the disposition of real estate. Investments in new mortgage notes receivable utilized $ $2,974,440 and the capitalized costs of real estate properties held for sale absorbed $50,230.

         Net cash used in financing activities during the twelve months ended December 31, 1996 was $871,543. The only net source of cash from financing activities was the receipt of subscriptions, which totaled 265,511. Dividends of $667,667 was the leading use of cash from financing activities.

         YEAR 2000

         The Trust's primary use of software systems is for accounting. The Trust's software system is widely used and is Year 2000 compliant. Therefore, management believes that the risk of Year 2000 compliance is not significant as it relates to its computer software system.

         At this time, no estimate can be made as to any potential adverse impact from the failure of borrowers and third-party service providers and vendors to prepare for the Year 2000.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data listed in Item 14(a)(1) are incorporated herein by reference and filed as part of this report.

         Selected Quarterly Financial Data required by Item 302(a) of Regulation S-K is set forth in the financial statements filed as part of Registrant's Form 10-Qs for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 are incorporated herein by reference and filed as part of this report.

         The unaudited 1996 and 1997 fourth quarter operating statement is presented below with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the three year period ended December 31, 1997.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                             STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                    Combined
                                                (Successor)      (Predecessors)
                                                       Three Months Ended
                                                           December 31
                                                    1997               1996
                                                    ----               ----
REVENUES
     Interest income                              $147,511          $159,953
     Origination income                             21,163             ---
     Other income                                   11,465            29,612
                                                    ------            ------

        Total revenues                             180,139           189,565

EXPENSES
     Loan servicing and origination
        fees to related party                       46,036            15,054
     Interest expense                                2,456            23,932
     Provisions for loan losses                        ---            (6,552)
     Operating expenses of real estate owned        (2,069)            ---
     General and Administrative                      4,257             8,683
                                                     -----             -----

        Total expenses                              50,680            41,117

NET INCOME BEFORE GAIN
     ON REAL ESTATE OWNED                          129,453           148,448
 REAL ESTATE OWNED                                   2,325             ---
                                                   -------           -------


NET INCOME                                        $131,778          $148,448
                                                  ========          ========

NET INCOME PER PREFERRED SHARE                      $0.205            $0.231

WEIGHTED AVERAGE
     PREFERRED SHARES OUTSTANDING                  641,283           641,283

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

--------------------------------------------------------------------------------
                                    ITEM III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         DIRECTORS

         Thomas B. Swartz, 66; Chairman and Chief Executive Officer(1)

         Class I Director since 1995; current term expires in 2000; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (1994 to 1996); Chairman, Sierra Capital Acceptance (1995 to date); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980-1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989- 1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

Dennis R. Konczal, 48; President, Director and Chief Operating Officer(1)(2)

         Class II Director since 1995; current term expires in 1998; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; Executive Vice-President, Trustee and Chief Operating Officer of Capital Alliance Income Trust I (1991 to 1996)and of Capital Alliance Income Trust II (1994 to 1996); President and Director, Sierra Capital Acceptance (1995 to date); President, Director and Chief Operating
Officer of Sierra Capital Companies and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to date); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

Douglas A. Thompson, 54; Executive Vice-President, Director and Chief Investment Officer(2)

         Class III Director since 1995; current term expires 1999; Executive Vice-President, Capital Alliance Advisors, Inc. (1995 to date); Trustee, Capital Alliance Income Trust I and Capital Alliance Income Trust II (1995 to 1996); Founder, First Blackhawk Financial, Inc. (mortgage banking firm) (1992 to 1995); Owner, The Paradigm Group and Investors Mortgage Exchange, Danville, California (whole loan brokerage for private and institutional clients) (1990 to date); Vice President, Principal Residential Advisors, Danville, California (1988 to
1990); Secondary Mortgage Specialist, Morgan Stanley & Co. (1985-1988); Investment Banking/Mortgage Specialist, Merrill Lynch Pierce Fenner & Smith, Los Angeles, California (1982 to 1985 ); Manager. Watson Mortgage, Bakersfield, California (1981 to 1982); California Real Estate Broker (1992 to date); Member, Pepperdine University Board (1988 to 1991); B.S.E., 1967, Abeline Christian University; M.A., 1969 University of Southern California.

Stanley C. Brooks, 48; Director(2)

         Class II Director since 1996; current term expires 1998; President and Chairman, Brookstreet Securities Corporation (1990 to date); Executive Vice-President, Toluca Pacific Securities Corporation (1987 to 1989); Senior Vice-President, First Affiliated Securities (1983 to 1986); Senior Vice-President, Private Ledger Financial Services (1976 to 1983); Member, National Futures Association (1991 to date); Member, Securities Industry Association (1995 to date); Member, Regional Investment Bankers Association (1990 to date); Licensed Principal, NASD (1970 to date); California State Polytechnic Institute, B.S. Business Administration 1970. Mr. Brooks was elected to the Board of Directors pursuant to the Underwriting Agreement between the Trust and Brookstreet Securities Corporation as the Managing Broker-Dealer of the Trust's current public offering of its Common Stock.

Harvey Blomberg, 56; Director(1)(2)

         Class I Director since 1996; current term expires 2000; Founder and principal MRHB Real Estate (real estate management company) (1988 to date); Regional Director, Connecticut Small Business Development Center (1996 to date); Partner and Chief Financial Officer, Bay Purveyors, Inc. (1976 to 1995); General Manager, Deerfield Communications (1987 to 1990); Consultant to numerous companies (financial restructuring, refinancing and marketing) (1989 to date). Renessler Polytechnic Institute, M.S. Management, 1995; Hofstra University, M.B.A. 1985; B.S. Engineering, 1966.

--------------------------

(1)      Also is a member of the Executive Committee.

(2) Also is a member of the Audit Committee.

         EXECUTIVE OFFICERS

         The following persons currently serve as executive officers of the Trust. They hold office at the discretion of the Directors.

       Name                         Age           Position
       ----                         ---           --------

       Thomas B. Swartz             66         Chairman and Chief
                                               Executive Officer

       Dennis R. Konczal            48         President and Chief
                                               Operating Officer

       Douglas A. Thompson          54         Executive Vice-President
                                               and Chief Investment Officer

       Richard J. Wrensen           42         Chief Financial Officer

       Linda St. John               42         Secretary

         The principal occupations of the Executive officers of the Trust during the last five years or more are set forth below.

         Thomas B. Swartz, 66; Chairman and Chief Executive Officer

         Class I Director since 1995; current term expires in 2000; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (1994 to 1996); Chairman, Sierra Capital Acceptance (1995 to date); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980-1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989- 1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

Dennis R. Konczal, 48; President, Director and Chief Operating Officer

         Class II Director since 1995; current term expires in 1998; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; Executive Vice-President, Trustee and Chief Operating Officer of Capital Alliance Income Trust I (1991 to 1996)and of Capital Alliance Income Trust II (1994 to 1996); President and Director, Sierra Capital Acceptance (1995 to date); President, Director and Chief Operating
Officer of Sierra Capital Companies and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to date); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

Douglas A. Thompson, 54; Executive Vice-President, Director and Chief Investment Officer

         Class III Director since 1995; current term expires 1999; Executive Vice-President, Capital Alliance Advisors, Inc. (1995 to date); Trustee, Capital Alliance Income Trust I and Capital Alliance Income Trust II (1995 to 1996); Founder, First Blackhawk Financial, Inc. (mortgage banking firm) (1992 to 1995); Owner, The Paradigm Group and Investors Mortgage Exchange, Danville, California (whole loan brokerage for private and institutional clients) (1990 to date); Vice President, Principal Residential Advisors, Danville, California (1988 to
1990); Secondary Mortgage Specialist, Morgan Stanley & Co. (1985-1988); Investment Banking/Mortgage Specialist, Merrill Lynch Pierce Fenner & Smith, Los Angeles, California (1982 to 1985 ); Manager. Watson Mortgage, Bakersfield, California (1981 to 1982); California Real Estate Broker (1992 to date); Member, Pepperdine University Board (1988 to 1991); B.S.E., 1967, Abeline Christian University; M.A., 1969 University of Southern California.

Richard J. Wrensen, 42, Senior Vice-President and Chief Financial Officer

         Senior Vice-President and Chief Financial Officer, Sierra Capital Companies and its Affiliates (including Capital Alliance Advisors, Inc. and Capital Alliance Income Trust Ltd.) (1997 to date); Vice-President of Finance, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller,
Ring Brothers Corp. (real estate syndication and management (1981 to 1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified

Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Linda St. John, 42, Operations Officer and Secretary

     Operations Officer and Secretary,  Capital Alliance Advisors, Inc. (1995 to
date); Secretary, Sierra Capital Companies and Affiliates (1995 to date). Operations Manager, Gruen Gruen & Associates (1994-1995); MIS Manager, Hannum Associates (1991-1993); Rochester Business Institute, A.A. Business Administration (1984).

ITEM 11. EXECUTIVE COMPENSATION

         COMPENSATION OF OFFICERS

     The Trust has no full time employees and is managed by Capital Alliance Advisors, Inc. as Manager of the Trust under a Management Agreement which requires CAAI to pay the employment expenses of its personnel. Accordingly, no compensation was paid by the Trust to any of the named executives.

         COMPENSATION OF DIRECTORS

     Director Fees. The Trust pays each unaffiliated Director an annual fee of $5,000. In 1997 Messrs. Brooks and Blomberg each received $2,500 as a Director's fee.

     Committee and Other Meeting Fees. The Directors are also entitled to be paid $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 1997 Mr. Brooks was paid $800 and Mr. Blomberg was paid $800 in committee and other meeting fees.

     Reimbursements. All Directors are reimbursed for reasonable travel and other out of pocket expenses incurred in attending board and committee meetings.

     Such compensation and reimbursement arrangements for Directors may be changed by the Board of Directors pursuant to authority granted by the Trust's Bylaws.

ITEM 12. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares as of December 31, 1997, and as adjusted to reflect the sale of Common Shares being offered hereby, by (1) each person known to the Trust to beneficially own more than five percent of the Trust's Common Shares, (2) each Director, (3) the Trust's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners name have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.


                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]


                                                                                  Percentage of
                                                     Number of                 Shares Beneficially
                                                       Shares                          Owned
                                                     Beneficially            Before        After
                                                        Owned               Offering    Offering(1)
                                                        -----               --------    -----------
Name of Beneficial Owner
------------------------
Thomas B. Swartz (1).......................               0                     0            0
Dennis R. Konczal .........................               0                     0            0
Douglas A. Thompson .......................               0                     0            0
Stanley C. Brooks (2)......................               0                     0            0
Harvey Blomberg............................               0                     0            0
All directors and executive officers as a
  group (5 persons)........................               0                     0            0
Thomas Morford (3).........................               0                     0            0

--------------------

(1) Mr. Swartz owns beneficially 2,286 shares of Series A Preferred Shares as of December 31, 1996, representing less than 1% of the outstanding Series A Preferred Shares.

(2) Mr. Brooks is the President of the Managing Dealer. (See "PLAN OF DISTRIBUTION").

(3) Mr. Morford owns beneficially 50,000 shares of Series A Preferred Shares as of December 31, 1996, representing 7.7% of the outstanding Series A Preferred Shares.

ITEM 13. CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS

         Arrangements and Transactions with CAAI. CAAI is the Manager of the Trust and provides (a) management and advisory services to the Trust in accordance with the Management Agreement and (b) mortgage origination and loan servicing services to the Trust in accordance with the Mortgage Origination and Servicing Agreement. As previously described, the Trust will utilize the mortgage banking experience, management expertise and resources of CAAI in conducting its Mortgage Investment and its Mortgage Conduit Business. In addition, a majority of the Directors and the officers of the Trust also serve as Directors and/or officers of CAAI. However, Unaffiliated Directors constitute a majority of the Audit Committee of the Board of Directors of the Trust. CAAI owns all of the voting common stock and a 1% economic interest in CAFC, the Trust's Mortgage Conduit Subsidiary. The Trust owns all of the non-voting preferred stock representing 99% of the economic interest in CAFC. CAAI has the power to elect all of the directors of CAFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of such subsidiary is required. CAAI and/or the officers and directors of CAFC who may be officers and directors of the Trust, will be separately compensated for their management services to the subsidiary and will provide origination, financing and administrative services to the subsidiary through separate agreements and an intercompany allocation of the cost of such services. The Trustees, the Manager and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Manager must upon request by the Directors disclose any investments which are within the purview of the Trust's investment policies.

         CAAI through its affiliation with Sierra Capital Companies and its affiliates, also has interests that may conflict with those of the Trust in fulfilling certain duties. In addition, Messrs. Swartz, Thompson and Konczal, the officers and Directors of CAAI are also officers and Directors of the Trust. The Officers and Directors of CAAI are also involved in other businesses which may generate profits or other compensation. The Trust will not share in such compensation.

         It is the intention of the Trust and CAAI that any agreements and transactions, taken as a whole, between the Trust, on the one hand, and CAAI or its affiliates, on the other hand, are fair to both parties. However, there can be no assurance that each of such agreements or transactions will be on terms at least as favorable to the Trust as could have been obtained from unaffiliated third parties.

         Investment in Related Mortgage Banking Firms. The Trust, as a result of strategic investments totaling $200,000 by its predecessors, CAIT I and CAIT II, holds 20,000 Class "B" Preferred Shares of Sierra Capital Acceptance, a division of Sierra Capital Funding, LLC, a Delaware limited liability company ("SCF/LLC"). SCF/LLC in 1997 merged with Sierra Capital Acceptance, a Delaware business trust ("SCA"), in which the predecessors originally invested.). SCA is a wholesale mortgage banking firm specializing in A-, B/C credit-rated non-conforming residential mortgages. The SCF/LLC-SCA investment held by the Trust has a 15% distribution preference (which has been paid quarterly) and a liquidation preference. The business of SCA is similar to and may be competitive with CAFC and the Trust in the origination, purchasing and sale of A- and B/C credit rated non-conforming residential mortgages. Messrs. Swartz and Konczal are principals, directors and officers of the SCA division of SCF/LLC as well as of the Trust and its Manager.

         The Trust has also committed and made a strategic investment totaling $300,000 ($225,000 of which has been made) of subordinated debt in Equity 1-2-3, located in Laguna Hills, California. Equity 1-2-3 is a retail mortgage banking firm specializing in A- to B/C credit-rated residential home equity mortgage loans. The Trust's investment has a 15% distribution preference and a liquidation preference. Equity 1-2-3 utilizes direct-mail advertising, the Internet and telemarketing for origination of its mortgage loans. The business of Equity 1-2-3 is similar to and may be competitive with CAFC and the Trust in the origination, purchasing and sale of A-, B/C credit-rated non-conforming residential mortgages. Messrs. Swartz and Konczal are principals, directors and officers of the Equity 1-2-3 division of SFC/LLC as well as of the Trust and Manager. SCSI Corporation, which is controlled by Messrs. Swartz and Konczal, is the Managing Member of SCF/LLC and has committed a $100,000 investment in the common shares of Equity 1-2-3, $75,000 of which has been made.

         Sale and Purchase of Loans. To provide a source of mortgage loans for the Trust's Mortgage Investment Business, CAFC, the Mortgage Conduit Subsidiary, offers to the Trust for purchase all non-conforming mortgage loans and Home Equity Loans meeting the Trust's investment criteria and policies. Commitments to acquire loans will obligate the Trust to purchase such loans from the Mortgage Conduit Subsidiary upon the closing and funding of the loans, pursuant to the terms and conditions specified in the commitment.

         The Trust accounts for the purchase of loans from CAFC on a fair market value basis. When the Trust computes the equity and earnings or loss of the Mortgage Conduit Subsidiary, it will eliminate any intercompany profit.

         Other Business Activities. The Bylaws provide that the Directors and the Trust's agents, officers and employees may engage with or for others in business activities of the types conducted by the Trust and that they will not have any obligation to present to the Trust any investment opportunities which come to them other than in their capacities as Directors regardless of whether those opportunities are within the Trust's investment policies. Each Director is required to disclose any interest he has, and any interest known to him of any person of which he is an Affiliate, in any investment opportunity presented to the Trust.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS
SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements. The following Company financial statements are filed as part of this report:

         Independent Auditors' Report F-1
         Balance Sheets F-2
         Statements of Operation F-3
         Statements of Changes in Stockholders' Equity F-4
         Statements of Cash Flows F-5
         Notes to Financial Statements F-6

(a)(2) Financial Statement Schedules are listed in Part II - Item 8.

(a)(3)   Exhibits.

 Exhibit No.
     3.1      Charter Certificate of Incorporation and Amendment No. 1(1)
     3.2      Bylaws of the Registrant(1)
     3.3      Certificate of Amendment of Certificate of Incorporation(6)
     4.1      Form of Stock Certificate of Common Shares of the Registrant(2)
     4.2      Form of Shareholder's Warrant Agreement(4)
     4.4      Form of Common Warrant Certificate(4)
     5.1      Opinion of Ashby & Geddes(4)
     8.1      Opinion of Landels Ripley & Diamond, LLP(4)
    10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
    10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
    10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
    23.1      Consent of Landels Ripley & Diamond, LLP(4)
    23.2      Consent of Novogradac & Company LLP(4)
    23.3      Consent of Ashby & Geddes(4)
    23.4      Consent of Landels Ripley & Diamond, LLP(5)
    23.5      Consent of Novogradac & Company LLP(5)
    24.1      Power of Attorney of Thomas B. Swartz(1)
    24.2      Power of Attorney of Dennis R. Konczal(1)
    24.3      Power of Attorney of Douglas A. Thompson(1)
    24.4      Power of Attorney of Stanley C. Brooks(1)
    24.5      Power of Attorney of Harvey Blomberg(1)
    24.6      Power of Attorney of Jeannette Hagey(1)
    24.7      Power of Attorney of Richard J. Wrensen
    27.3      Revised Financial Data Schedule-Capital Alliance Income Trust,
              A Real Estate Investment Trust(3)
    28.1      Impound and Escrow Agreement(4)
    28.2      Impound and Escrow Agreement, as amended October 23, 1997(5)

------------------

(1) These exhibits were previously contained in Registrant's Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

(2) These exhibits were previously contained in Amendment No. 1 to the Registrant's Registration Statement filed on Form S-11 with the
         Commission on January 15, 1997, and are incorporated by reference herein.

(3) This exhibit was previously contained in Amendment No. 2 to the Registrant's Registration Statement filed on Form S-11 with the Commission on February 6, 1997 and is incorporated by reference herein.

(4) These exhibits were previously contained in Post-Effective Amendment No. 2 to the Registrant's Registration Statement filed on Form S-11 with the Commission on April 21, 1997, and are incorporated by reference herein.

(5) These exhibits were previously contained in Post-Effective Amendment No. 3 to the Registrant's Registration Statement filed on Form S-11 with the Commission on December 10, 1997, and are incorporated by reference herein.

(6) These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(b)      Reports on Form 8-K.

         None.

(c)      See a(3) above.

(d)      Financial Statement Schedules.

         None.

                                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             Capital Alliance Income Trust, Ltd.
Dated:  April 10, 1998                       A Real Estate Investment Trust

                                             By:    s/s Thomas B. Swartz
                                             ---------------------------
                                                   Thomas B. Swartz
                                                   Chairman and Chief
                                                   Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas B. Swartz                        Dated:          April 10, 1998
---------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer


s/s Richard J. Wrensen                      Dated:          April 10, 1998
-----------------------
Richard J. Wrensen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                       Dated:          April 10, 1998
----------------------
Dennis R. Konczal*
President and Director


/s/ Douglas A. Thompson                     Dated:          April 10, 1998
------------------------
Douglas A. Thompson*
Executive Vice-President and Director


/s/ Stanley C. Brooks                       Dated:          April 10, 1998
----------------------
Stanley C. Brooks*
Director


/s/ Harvey Blomberg                         Dated:          April 10, 1998
--------------------
Harvey Blomberg*
Director

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (see Note 1 to the financial statements) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




NOVOGRADAC & COMPANY LLP
San Francisco, California
March 20, 1998

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                                        December 31,
                                                                                        ------------
                                                                                     1996          1997
                                                                                     ----          ----
ASSETS
     Cash and cash equivalents .............................................   $    66,798   $ 1,748,485
     Restricted cash .......................................................        65,109       205,356
     Warehouse lines of credit to related parties ..........................          --       2,185,957
     Accounts receivable ...................................................       110,006        95,207
     Investments in affiliates .............................................       200,000       469,150
     Mortgage notes receivable .............................................     4,696,238     4,915,186
     Real estate owned .....................................................     1,312,520       322,550
     Organization costs (net of accumulated amortization of $3,216 at
         December 31, 1996 and $7,551 at December 31, 1997) ................        18,459        14,478
     Deferred offering costs ...............................................       233,131       176,050
                                                                               -----------   -----------

     Total assets ..........................................................   $ 6,702,261   $10,132,419
                                                                               ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities
         Mortgage note holdbacks ...........................................   $    64,991   $   205,356
         Due to affiliates .................................................        21,294        82,966
         Other liabilities .................................................        91,393        22,774
         Mortgage notes payable ............................................       578,395          --
                                                                               -----------   -----------

     Total liabilities .....................................................       756,073       311,096
                                                                               -----------   -----------

     Stockholders' Equity
         Preferred stock, $.01 par value (liquidation value $9.50 per share)
         675,000 shares authorized; 641,283 shares issued and outstanding at         6,413         6,413
         December 31, 1997 and 1996
         Additional paid in capital-preferred stock ........................     5,939,775     5,868,711

         Common stock, $.01 par value
         5,000,000 and 2,000,000 shares authorized at December 31, 1997 ....          --           5,628
         and December 31, 1996, respectively; 562,760 shares issued and outstanding at December 31, 1997
         Additional paid in capital-common stock ...........................          --       3,940,571
                                                                               -----------   -----------

     Total stockholders' equity ............................................     5,946,188     9,821,323
                                                                               -----------   -----------

     Total liabilities and stockholders' equity ............................   $ 6,702,261   $10,132,419
                                                                               ===========   ===========


                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations

                                                          Combined (Predecessors)                 (Successor)
                                                          -----------------------                 -----------
                                                                        Four Months      Eight Months
                                                          Year Ended       Ended            Ended            Year Ended
                                                         December 31,    April 30,       December 31,        December 31,
                                                         ------------    ---------       ------------        ------------
                                                             1995          1996              1996                1997
                                                             ----          ----              ----                ----
REVENUES
     Interest income                                   $    463,133    $   242,136       $   440,064        $   655,225
     Interest income from affiliates                            ---          7,500            22,500             45,624
     Other income                                            26,230         24,073            27,736             75,556
                                                       ------------    -----------       -----------        -----------
         Total revenues                                     489,363        273,709           490,300            776,405
                                                       ------------    -----------       -----------        -----------

EXPENSES
     Loan servicing fees to related party                    43,165         20,107            40,244            102,027
     Management fees to related party                           ---            ---               ---             48,343
     Interest expense                                           ---            ---            23,932             46,060
     Provision for loan loss                                 12,000         20,000            26,448                ---
     Operating expenses of real estate owned                    ---            ---               ---             31,821
     General and administrative                              19,784          6,959            26,544             31,360
                                                       ------------    -----------       -----------        -----------
         Total expenses                                      74,949         47,066           117,168            259,611
                                                       ------------    -----------       -----------        -----------

INCOME BEFORE GAIN ON REAL ESTATE OWNED
                                                            414,414        226,643           373,132            516,794
     Gain on real estate owned                                  ---            ---               ---             18,995
                                                       ------------    -----------       -----------        -----------

NET INCOME                                             $    414,414    $   226,643       $   373,132        $   535,789
                                                       ============    ===========       ===========        ===========


NET INCOME PER PREFERRED   SHARE                       $     0.938     $   0.350         $   0.582          $   0.835

WEIGHTED AVERAGE  PREFERRED SHARES  OUTSTANDING
                                                            442,026        646,971           641,464            641,283

BASIC AND DILUTED EARNINGS PER
     COMMON SHARE                                      $       ---      $      ---        $      ---        $       ---

WEIGHTED AVERAGE  COMMON SHARES     OUTSTANDING
                                                                ---            ---               ---             45,219

                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                Statements of Changes in Stockholders' Equity




                                          Combined (Predecessors)                                                  Successor
                                          -----------------------------------------------------------------------------------------
                                                                                              (Common)
                                                                                             Additional
                                         Class A       Class B    Common        Common        Paid in       Preferred     Preferred
                                         Amount        Amount       Shares       Stock        Capital         Shares        Stock
                                         ------        ------       ------       -----        -------         ------        -----

BALANCE AS OF JANUARY 1, 1995          $  3,090,923   $    1,997         ---   $      ---   $      ---              ---   $     ---
Corpus contributed                        3,206,999          ---         ---          ---          ---              ---         ---
Organizational and offering costs          (199,868)         ---         ---          ---          ---              ---         ---
Dividends                                  (421,251)      (3,184)        ---          ---          ---              ---         ---
Net income, 1995                            410,270        4,144         ---          ---          ---              ---         ---
                                       ------------   ----------   ---------   ----------   ----------      -----------   ---------

BALANCE AS OF DECEMBER 31, 1995           6,087,073        2,957         ---          ---          ---              ---         ---
Redemption of class "A" shares              (44,825)         ---         ---          ---          ---             ---          ---
Organizational and offering costs            (5,625)         ---         ---          ---          ---              ---         ---
Dividends                                  (259,061)      (3,227)        ---          ---          ---              ---         ---
Net income, four months ended
     April 30, 1996                         224,376        2,267         ---          ---          ---              ---         ---
                                       ------------  -----------  ----------  -----------  -----------     ------------  ----------

BALANCE AS OF  APRIL 30, 1996             6,001,938        1,997         ---          ---          ---              ---         ---
Exchange to preferred shares             (6,001,938)      (1,997)        ---          ---          ---          643,730       6,437
Redemption of shares                            ---          ---         ---          ---          ---           (2,447)        (24)
Organizational and offering costs               ---          ---         ---          ---          ---              ---         ---
Dividends                                       ---          ---         ---          ---          ---              ---         ---
Net income, eight months ended
     December 31, 1996                          ---          ---         ---          ---          ---              ---         ---
                                       ------------   ----------   ---------   ----------   ----------      -----------   ---------

BALANCE AS OF DECEMBER 31, 1996                 ---          ---         ---          ---          ---          641,283       6,413
Issuance of common shares                       ---          ---   562,760          5,628    4,496,459              ---         ---
Offering costs                                  ---          ---         ---          ---     (555,888)             ---         ---
Dividends                                       ---          ---         ---          ---          ---              ---         ---
Net income, 1997                                ---          ---         ---          ---          ---              ---         ---
                                       ------------   ----------   ---------   ----------   ----------      -----------   ---------

BALANCE AS OF DECEMBER 31, 1997        $        ---   $      ---   562,760     $    5,628   $3,940,571          641,283   $   6,413
                                       ============   ==========   =======     ==========   ==========      ===========   =========



(Remainder of previous table.)

  (Preferred)
   Additional
    Paid in        Retained
    Capital        Earnings           Total
    -------        --------           -----

  $       ---   $        ---     $     3,092,920
          ---            ---           3,206,999
          ---            ---            (199,868)
          ---            ---            (424,435)
          ---            ---             414,414
  -----------   ------------     ---------------

          ---            ---           6,090,030
          ---            ---             (44,825)
          ---            ---              (5,625)
          ---            ---            (262,288)

          ---            ---             226,643
 ------------   ------------    ----------------

          ---            ---           6,003,935
    5,997,498            ---                 ---
      (23,162)           ---             (23,186)
       (2,314)           ---              (2,314)
      (32,247)      (373,132)           (405,379)

          ---        373,132             373,132
  -----------   ------------     ---------------

    5,939,775            ---           5,946,188
          ---            ---           4,502,087
          ---            ---            (555,888)
      (71,064)      (535,789)           (606,853)
          ---        535,789             535,789
  -----------   ------------     ---------------

 $  5,868,711   $        ---     $     9,821,323
 ============   ============     ===============

                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows

                                                                   Combined (Predecessors)               (Successor)
                                                                   -----------------------               -----------
                                                                                                 Eight Months
                                                               Year Ended       Four Months          Ended          Year Ended
                                                              December 31,         Ended          December 31,     December 31,
                                                                  1995         April 30, 1996        1996                   1997
                                                              -------------    --------------    -------------           -------
  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                              $    414,414      $    226,643     $    373,132      $    535,789
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Amortization                                                  560               187            3,216             4,335
         Gain on real estate owned                                     ---               ---              ---           (18,995)
         (Increase) decrease in accounts receivable                (57,162)          (43,733)           7,485            14,799
         Accrued interest capitalized to real estate owned             ---               ---          (83,681)          (24,513)
         Provision for loan loss                                    12,000            20,000           26,448               ---
         Increase (decrease) in due to affiliates                   15,285            10,476          (40,653)          (10,476)
         Increase (decrease) in other liabilities                   18,269            (3,227)           4,762           (68,619)
                                                              ------------      ------------     ------------      ------------
             Net cash provided by operating activities             403,366           210,346          290,709           432,320
                                                              ------------      ------------     ------------      ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                           922           (92,046)         121,159          (140,247)
      Increase (decrease) in mortgage note holdbacks                  (875)           92,045         (121,336)          140,365
      Increase in warehouse lines of credit                            ---               ---              ---        (2,185,957)
      Increase in investments                                     (200,000)              ---              ---               ---
      Return of capital on related party investment                    ---               ---              ---            19,965
      Investments in mortgage notes receivable                  (3,740,011)       (1,022,056)      (1,952,384)       (3,254,256)
      Repayments of mortgage notes receivable                      827,426         1,066,231        1,336,796         2,625,113
      Net proceeds from sale of real estate owned                      ---               ---          229,129           791,416
      Capital costs of real estate owned                               ---               ---          (50,230)          (23,956)
                                                              ------------      ------------     ------------      ------------
         Net cash provided by (used in) investing activities    (3,112,538)           44,174         (436,866)       (2,027,557)
                                                              ------------      ------------     ------------      ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
      Note payable to related party                                    ---               ---              ---            72,148
      Redemption of shares                                             ---           (44,825)         (23,186)              ---
      Receipt of subscriptions receivable                              ---           265,511              ---               ---
      Proceeds from issuance of shares                           2,941,488               ---              ---         4,502,087
      Payment of mortgage notes payable                                ---               ---         (210,546)         (191,297)
      Organizational and offering costs                           (199,868)           (5,625)        (185,205)         (499,161)
      Dividends paid                                              (424,435)         (262,288)        (405,379)         (606,853)
                                                              ------------      ------------     ------------      ------------
         Net cash provided by (used in) financing activities     2,317,185           (47,227)        (824,316)        3,276,924
                                                              ------------      ------------     ------------      ------------

  NET INCREASE (DECREASE) IN CASH                                 (391,987)          207,293         (970,473)        1,681,687
  CASH AT BEGINNING OF PERIOD                                    1,221,965           829,978        1,037,271            66,798
                                                              ------------      ------------     ------------      ------------

  CASH AT END OF PERIOD                                       $    829,978      $  1,037,271     $     66,798      $  1,748,485
                                                              ============      ============     ============      ============

  SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest expense paid                                   $        ---      $        ---     $     19,554      $     43,604
      Taxes paid                                              $        ---      $        ---     $      2,814      $        800

  NON-CASH INVESTING AND FINANCING ACTIVITY (See Note 12):
      Increase in subscriptions receivable                    $   (265,511)     $        ---     $        ---      $        ---
      Deferred offering costs accrued                         $        ---      $        ---     $     71,589      $        ---
      Deferred offering costs offset against proceeds         $        ---      $        ---     $        ---      $    555,888
          of offering

                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1997

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

     Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a "best efforts" offering of up to 1,500,000 common shares at $8.00 per share and warrants to purchase an additional 150,000 common shares at $5.60 per share.

2.   Basis of presentation
     ---------------------

     The operations of the Predecessors have been combined with the Trust due to the common management and directors. The Combination has been accounted for as a purchase. CAIT I is considered the acquiring entity and CAIT II the acquired entity. The purchase price represents the net assets of CAIT II as of April 30, 1996 approximating $2,771,351. This amount is the carrying amount of assets less liabilities, which approximates fair market value. Therefore, there is no excess purchase price or Goodwill. The fair market value of net assets acquired was used to determine the purchase price since the value of the Trust's Preferred Shares exchanged is not readily determinable and the fair value of net assets acquired is more clearly evident.

3. Summary of significant accounting policies & nature of operations
   -----------------------------------------------------------------

     The financial statements for the year ended December 31, 1995 and the four months ended April 30, 1996 represent the combined financial statements of the Predecessors (immediately prior to the merger). The financial statements for the eight months ended December 31, 1996 and for the year ended December 31, 1997 represent the financial statements of the Trust (Successor) after the merger described in Note 1.

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

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio given the individual loan to value of the Trust's loan portfolio based on the latest independent appraisals. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 7). At December 31, 1997 and 1996, management determined that no loan loss reserve was necessary.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investments. The Trust previously held an investment in Sierra Capital Acceptance ("SCA"). On December 31, 1997, SCA completed a tax-free merger with Sierra Capital Funding, LLC ("SCF), a Delaware limited liability company which originates and sells residential mortgage loans, by exchanging all of the Class A and Class B shares of SCA for the Sierra common and preferred shares of SCF. SCA will continue operations as a separate operating division of SCF. The Trust owns 99% of the non-voting Sierra preferred shares of SCF. SCF-Sierra Preferred shares receive a 15% interest per annum. Sierra Capital Services, Inc., a related party, owns 99% of the Sierra common shares of SCF and maintains voting control. The SCF-Sierra Common shareholders are allocated all net profits and losses and are required to contribute or loan additional capital to cover any operating losses.
     SCF is taxed as a partnership. The Trust accounts for its investment in SCF under the equity method.

3.   Summary of significant accounting policies & nature of operations (cont'd)
     ---------------------------------------------------------------------------

     On April 11, 1997 the Trust formed its non-qualified REIT subsidiary Capital Alliance Funding Corporation ("CAFC") to conduct its planned mortgage conduit business. The Trust owns 99% of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock) in CAFC. The Trust's Manager owns 1% of the Common Shares (1,000 shares) of CAFC and has 100% of voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC under the equity method.

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes if the Trust distributes at least 100% of its taxable income to its stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to shareholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements.

     For the eight-month period ended December 31, 1996, the distributions per preferred share are allocated 87.202% as ordinary income and 12.798% as a return of capital for tax purposes. For the year ended December 31, 1997, the of distributions per preferred share are allocated 87.673% as ordinary income and 12.327% as a return of capital for tax purposes.

3.   Summary of significant accounting policies & nature of operations (cont'd)
     ---------------------------------------------------------------------------

     Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. It was determined that the difference between the carrying amount and the fair value of the mortgage notes receivable is immaterial.

     Organizational costs. Organization costs are capitalized and amortized on a straight-line basis over five years.

     Deferred offering costs. Deferred offering costs relate to an initial public offering of common stock. Until the initial public offering of common stock broke impound, these costs were deferred. While the offering is underway, these costs will be offset pro-rata against the proceeds from the issuance of common stock and as a reduction of stockholders' equity. The initial public offering broke impound on December 4, 1997. Through December 31, 1997 stockholders' equity was adjusted by $555,888 for deferred offering costs. The remaining deferred costs will be offset against future proceeds from the offering during the remaining offering period.

     Real estate owned. Real estate owned results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. At that time senior debt to which the asset is subject is reported as mortgage payable. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as interest income, interest expense and general and administrative expenses on the Statements of Operations.

     Reclassifications. Certain 1995 and 1996 amounts have been reclassified to conform with 1997 classifications. Such reclassifications had no effect on reported net income.

4. Restricted cash and mortgage note holdbacks
   -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 1997 and 1996, mortgage note holdbacks from the consummation of mortgage loans made amounted to $205,356 and $64,991, respectively.

5. Warehouse lines of credit to related parties
   --------------------------------------------

     As of December 31, 1997, the Trust advanced $1,468,200 of funds under a warehouse line of credit to Sierra Capital Acceptance LLC, a division of Sierra Capital Funding LLC, a related party. Mortgage loans are pledged as collateral and interest per annum is at prime plus one-percent and is payable monthly.

     As of December 31, 1997, the Trust also advanced $717,757 of funds under a warehouse line of credit to CAFC, a related party. Mortgage loans are pledged as collateral and interest per annum is determined by the interest rate of the mortgage loans pledged and is payable monthly.

6.   Accounts receivable
     -------------------

     Accounts   receivable   consist  of  accrued  interest  on  mortgage  notes
     receivable and other amounts due from borrowers.

7.   Mortgage notes receivable
     -------------------------

     Mortgage notes receivable represent home equity loans secured by residential real estate. At the time of origination, all loans have a combined loan-to-value equal to or less than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is due as a balloon payment at loan maturity. The notes are secured by deeds of trust on residential properties located primarily in California which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. A portion of the loan portfolio is secured by second trust deeds on real estate.

     The Trust measures impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes there was no investment in impaired loans at the end of each year.

     -------------------------------------

     A reconciliation of mortgage notes receivable is as follows:

                                               Combined (Predecessors)                      (Successor)
                                          ---------------------------------     ----------------------------------
                                            December 31,         April 30,        December 31,       December 31,
                                                1995               1996              1996                1997
                                          ----------------    -------------     ---------------    ---------------
       Balance, beginning of period      $       1,889,485    $   4,790,070     $     4,725,895    $     4,696,238
       Additions during period:
          New mortgage loans                     3,740,011        1,022,056           1,952,384          3,254,256
       Deductions during period:
          Collections of principal                 827,426        1,066,231           1,336,796          2,405,113
          Foreclosures, net of reserve                 ---              ---             618,797            410,195
          Cost of mortgages sold                       ---              ---                 ---            220,000
          Provision for loan loss                   12,000           20,000              26,448                ---
                                          ----------------    -------------     ---------------    ---------------
       Balance, close of period           $      4,790,070    $   4,725,895     $     4,696,238    $     4,915,186
                                          ================    =============     ===============    ===============

     Activity in the loan loss reserve
       was as follows:

                                            Combined (Predecessors)                       (Successor)
                                            December 31,         April 30,       December 31,        December 31,
                                                1995               1996              1996                1997
                                          ----------------    -------------     ---------------    ----------
       Balance, beginning of period       $            ---    $      12,000     $        32,000    $           ---
       Provision for loan loss                      12,000           20,000              26,448                ---
       Transfer to foreclosed asset                    ---              ---            (58,448)                ---
                                          ----------------    -------------     --------------     ---------------
       Balance, end of period             $         12,000    $      32,000     $           ---    $           ---
                                          ================    =============     ===============    ===============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1997

7.   Mortgage notes  receivable (continued)
     --------------------------------------

     The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on single family residences. The following is a summary of the Trust's mortgage notes receivable at December 31, 1997.


                                                                                                                    Principal amount
                                                                                                                    of loans subject
                                                   Final        Periodic      Prior   Face amount  Carrying amount   to delinquent
         Description          Interest rate   maturity date  payment terms    liens   of mortgages  of mortgages      principal or
         -----------          -------------  --------------  -------------   ------   ------------    ---------    interest (Note A)
                                                                                                                   -----------------
Individual loans greater than
$147,456 (3% of total
mortgage notes receivable of       13.75%       01/01/98        $2,658         None   $   250,000  $     250,000 (B)$  250,000
$4,915,186):
                                   12.50%       04/01/98        $1,969         None       189,000        189,000           ---
                                   12.50%       08/01/98        $2,344         First      225,000        225,000           ---
                                   12.00%       09/01/98        $3,410         None       341,000        341,000           ---
                                   12.00%       09/01/98        $2,900         None       290,000        290,000           ---
                                   11.00%       10/01/98        $2,991         None       326,250        326,250           ---
                                   12.00%       09/01/99        $1,850         None       185,000        185,000           ---
                                   11.50%       09/01/99        $1,434         None       149,663        149,663           ---
                                    8.00%       10/01/99        $1,615         None       242,250        242,250           ---
                                   12.50%       09/01/12        $2,162         None       202,394        202,394           ---

Loans from $100,000-$147,456   12.0% to 13.5%    12 to 36 months                          969,100        969,100           ---
Loans from $50,000-$99,999     12.0% to 15.0%    12 to 61 months                        1,182,972      1,182,972       191,127
Loans from $20,000-$49,999     12.0% to 14.0%    12 to 61 months                          362,557        362,557           ---
                                                                                      -----------  -------------    ----------
 Total Mortgage Notes Receivable at December 31, 1997                                 $ 4,915,186  $   4,915,186     $ 441,127
                                                                                      ===========  =============     ==========

     (A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 1997, there were two loans totaling $141,127 of principal and $6,800 of interest that were 90 to 180 days delinquent on interest payments. Two loans with the principal amounts of $300,000 and $18,606 of interest have been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that in all instances the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.
     (B) The Trust has agreed to forebear foreclosure while the real estate is improved for sale. Pursuant to this agreement, the mortgage will continue to accrue interest and is anticipated to be paid in full when the asset is sold.

                                      F-12

8.   Mortgage notes payable
     ----------------------

     As of December 31, 1996 the Trust held mortgage notes payable totaling $578,395. The notes are secured by residential properties with interest accruing at 8.25% to 8.95% per annum. During 1997 one loan of $91,297 was paid in full upon the sale of the real estate owned and the remainder of $487,098 was contributed to capitalize CAFC.

9.   Related party transactions
   --------------------------

     The Manager, which is owned by several of the Trustees and their affiliates, contracted with the Trust to provide management and advisory services and receives fees for these services from the Trust. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Manager bears all expenses of services for which it is separately compensated.

     The Manager is entitled to a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $48,343 for the year ended December 31, 1997.

     Also, the Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. Prior to February 12, 1997, the Manager received a loan origination and servicing fee equal to 0.083% of the monthly (1% annually) value of all assets less liabilities and reserves. During the four months ended April 30, 1996, the Predecessors paid $20,107 to the Manager. During the eight months ended December 31, 1996, the Trust paid $40,244 to the Manager. For the year ended December 31, 1997, the Trust paid a loan servicing fee of $102,027 to the Manager. There are no loan origination costs paid by the Trust, since such costs are paid to the Manager by the borrowers.

     Additionally, the Predecessors paid the Manager for organizing the business and marketing their securities. For the four months ended April 30, 1996, the Predecessors paid $5,625 to the Manager. For the eight months ended December 31, 1996, the Trust paid $2,314 to the Manager for liabilities incurred by the Predecessors.

     As of December 31, 1997 the Trust held a note payable of $72,148 to a related party that accrued interest at 11.5% per annum. During the year ended December 31, 1997 the Trust paid $2,456 of interest related to this note. The note was repaid on March 13, 1998.

     As described in Note 3, the Trust holds an investment in the Sierra division of Sierra Capital Funding LLC and receives a 15% interest per annum. For the four months ended April 30, 1996, the Predecessors earned interest of $7,500 from this investment. For the eight months ended
     December 31, 1996, the Trust earned interest of $22,500 from this investment. For the year ended December 31, 1997, the Trust earned interest of $30,000 from this investment.

     --------------------------------------

     As described in Note 3, the Trust owns non-voting preferred shares in Capital Alliance Funding Corporation. To capitalize CAFC, the Trust contributed three real estate properties with a net carrying amount of $289,114 (fair value of $971,941 less the corresponding mortgage loans of $682,827). CAFC commenced operations in the second quarter of 1997. For the year ended December 31, 1997, the Trust received distributions of $19,964 from CAFC, which was a return of capital.

     As described in Note 5, the Trust advanced $2,185,957 of funds under warehouse lines of credit to related parties and earned interest of $15,624 on such financing for the year ended December 31, 1997.

10.  Preferred stock and common stock
     --------------------------------

     The Preferred Shares are entitled to a distribution preference in an amount equal to an annualized return on the net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month) equal to the lesser of 10.25% or 150 basis points over the Prime Rate.

     After declaration of dividends for a given month to the Preferred Shares in the amount of the distribution preference, no further distributions may be declared on the Preferred Shares for the month until the current distributions declared on each Common Share for that month equals the distribution preference for each Preferred Share for such month. Any additional distributions generally will be allocated such that the amount of distributions per share to the holders of the Preferred Shares and Common Shares for the month is equal. The distribution preferences of the Preferred Shares are not cumulative.

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

     The Preferred Shares are redeemable by a shareholder, subject to the consent of the Board of Directors, annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding. A liquidation charge is charged by the Trust in connection with each redemption as follows: 3% of redemption amount in 1996, 2% of redemption amount in 1997, 1% of redemption amount in 1998; and none thereafter.

     --------------------------------------------

     The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common and/or Preferred Shares or the exercise of warrants and to prohibit the transfer of shares to persons that would result in a violation of the Trust's shareholding requirements. In addition, the Bylaws provide that no shareholder may own more than 9.8% of the total outstanding shares which would apply after the conclusion of the initial public offering of Common Shares.

     One Shareholder Warrant will be issued for every 10 Common Shares purchased. Each Shareholder Warrant will entitle the holder to purchase one Common Share. The exercise price for each Shareholder Warrant is $5.60, which may be exercised during the 25th through the 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of shares which may be purchased upon the exercise of the Warrants will be adjusted should certain events occur (i.e. stock dividends, split-ups, combinations and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation or disposition of all or substantially all of the Trust's assets. Warrant holders do not have any rights of shareholders and they will not be entitled to participate in a distribution of the Trust's assets in a partial or total liquidation, dissolution or winding up of the Trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a Warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

11.  Earnings per share

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share.

                                                       Combined (Predecessors)                (Successor)
                                                       -----------------------                -----------
                                                                     Four Months        Eight Months
                                                   Year Ended           Ended               Ended          Year Ended
                                                  December 31,        April 30,          December 31,     December 31,
                                                  ------------        ---------          ------------     ------------
                                                      1995               1996                1996              1997
                                                      ----               ----                ----              ----
      Numerator:
           Net income                              $    414,414      $   226,643       $    373,132     $    535,789
           Dividends attributable to income             414,414          226,643            373,132          535,789
                                                   ------------      -----------       ------------     ------------
           Numerator for basic and diluted
               earnings          per
               share-income available to
               common stockholders                          ---              ---                ---             ---
                                                   ============      ===========        ===========    ============
      Denominator:
           Denominator for basic earnings
               per share-weighted average
               shares                                       ---              ---                ---          45,219
                                                   ============      ===========        ===========    ============
      Basic and diluted earnings
           per common share                                 ---              ---                ---             ---
                                                   ============      ===========        ===========    ============


     The weighted average shares of warrants have not been included in the computation of diluted earnings per share since the inclusion of the warrants would not affect the computation.

12.  Real estate owned
     -----------------

     During 1996 the Trust foreclosed on five mortgage notes receivable and sold one of the foreclosed properties in October 1996. During 1997 the Trust foreclosed on three mortgage notes receivable, sold three properties and contributed three properties to capitalize CAFC. At December 31, 1997, the Trust owned one property. The following table shows the cash and non-cash activities in the real estate owned account.

                                                                                       1996                 1997
                                                                                       ----                 ----
     Real estate owned at beginning of year                                 $             ---    $       1,312,520
     Foreclosed mortgage notes, net of reserve (non-cash)                             618,797              410,195
     Accrued interest capitalized (non-cash)                                           83,681               24,513
     Mortgage notes payable (non-cash)                                                578,395              195,728
     Mortgage notes payable (cash paid)                                               210,546              100,000
     Capital costs of real estate owned (cash paid)                                    50,230               23,956
     Gain on sale (non-cash)                                                              ---               18,995
                                                                             ----------------    -----------------
                                                                                    1,541,649            2,085,907
                                                                             ----------------    -----------------
     Less: Proceeds from sale of real estate owned (net of closing
           costs of $25,871 and $24,584 in 1996 and 1997, respectively)               229,129              791,416
           Fair value of properties transferred to CAFC (non-cash)                        ---              971,941
                                                                             ----------------    -----------------
                                                                                      229,129            1,763,357
                                                                             ----------------    -----------------

     Real estate owned at end of year                                        $      1,312,520    $         322,550
                                                                             ================    =================

13.  Gain on real estate owned
     -------------------------

     Three real estate properties were sold during the year for a combined gain of $18,995.

                                  EXHIBIT 24.7

                                POWER OF ATTORNEY


         The undersigned, whose capacity with Capital Alliance Income Trust, A Real Estate Investment Trust (the "Trust") is set forth below, hereby constitutes and appoints Thomas B. Swartz an Dennis R. Konczal, and each or either of them (with full power to act alone), his true and lawful attorneys and agents with full power of substitution, in the name and on behalf of the undersigned, to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, may deem necessary or advisable to enable the Trust to comply with the Securities Act of 1933 ("33 Act"), as amended, and with the Securities Exchange Act of 1934 ("34 Act"), as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof in connection with (i) the registration under the '33 Act of shares of common stock in the Trust ("Common Shares"), and warrants to purchase Common Shares (Common Warrants"), and (ii) any and all amendments thereto or reports that the Trust is required to file pursuant to the requirements of federal or state securities laws or any rules or regulations thereunder. The authority granted under this Power of Attorney shall include but not be limited to the power and authority to sign the name of the undersigned in the capacity set forth below to a Registration Statement on Form S-11 to be filed with the Securities Exchange Commission in respect of the Common Shares and Common Warrants to any and all amendments (including post-effective amendments) to that Registration Statement and those amendments, and to any Forms 10-K required to be filed by the Trust; and the undersigned hereby ratifies and confirms all that those attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on April 10, 1998.


                                                      s/s Richard J. Wrensen
                                                      ----------------------
                                        Name:             Richard J. Wrensen
                                        Position:    Chief Financial Officer