Form 10-Q
period 1998-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1998-05-15
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







                                  May 15, 1998



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Capital Alliance Income Trust Ltd., A Real Estate Investment Trust SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended March 31, 1998. If you have any questions, please do not hesitate to call.

                                                     Very truly yours,

                                                     /s/ Richard J. Wrensen
                                                     ----------------------
                                                     Richard J. Wrensen
                                                     Chief Financial Officer

Enclosures

cc:      Stephen C. Ryan, Esq.



50 California Street, Suite 2020 o San Francisco, CA 94111 o (415) 288-9575 o fax (415) 288-9590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

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

As of April 30, 1998, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximtely $7,949,393. At that date 993,674 shares of common stock were outstanding outstanding. The shares are approved for listing on the American Stock Exchange upon notice of issuance, but will not trade publicly until the conclusion of the Registrant's current "best efforts" public offering.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                              (Unaudited)          (Audited)
                                                                             March 31, 1998   December 31, 1997
ASSETS
      Cash and cash equivalents .............................................   $ 1,197,327   $ 1,748,485
      Restricted cash .......................................................       376,871       205,356
      Warehouse lines of credit to related parties ..........................     1,923,699     2,185,957
      Accounts receivable ...................................................       124,809        95,207
      Investments in affiliates .............................................       650,355       469,150
      Mortgage notes receivable .............................................     7,393,227     4,915,186
      Real estate held for sale .............................................       322,550       322,550
      Organization costs (net of accumulated amortization of $8,652 at
           March 31, 1998 and $7,551 at December 31, 1997) ..................        13,377        14,478
      Deferred offering costs ...............................................       126,434       176,050
                                                                                -----------   -----------

      Total assets ..........................................................   $12,128,649   $10,132,419
                                                                                ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks ..........................................   $   376,871   $   205,356
           Due to affiliates ................................................         8,842        82,966
           Other liabilities ................................................        77,374        22,774
           Mortgage notes payable ...........................................             0             0
                                                                                -----------   -----------
      Total liabilities .....................................................       463,087       311,096
                                                                                -----------   -----------

      Stockholders' Equity
           Preferred stock, $.01 par value (liquidation value $9.50 .........         6,413         6,413
               per share); 675,000 shares authorized; 641,283 shares
               issued andoutstanding at March 31, 1998 and
               December 31, 1998 respectively ...............................
            Additional paid in capital -preferred stock .....................     5,868,711     5,868,711

            Common stock, $.01 par value; 5,000,000 .........................         8,273         5,628
                shares authorized ; 827,300 and 562,760 shares issued and
                outstanding at March 31, 1998 and December
                31, 1998 ,respectively
            Additional paid in capital - common stock .......................     5,782,165     3,940,571
                                                                                -----------   -----------

      Total stockholders' equity ............................................    11,665,562     9,821,323
                                                                                -----------   -----------

      Total liabilities and stockholders' equity ............................   $12,128,649   $10,132,419
                                                                                ===========   ===========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)
                                                              Three Months Ended
                                                                   March 30,
                                                               1998        1997
REVENUES
     Interest income .....................................   $258,560   $182,781
     Origination income ..................................     25,172     24,608
     Other income ........................................      8,772     25,867
                                                             --------   --------
         Total revenues ..................................    292,504    233,256
                                                             --------   --------

EXPENSES
     Loan servicing and other expenses to related party ..     73,992     29,179
     Interest expense ....................................       --       39,959
     Provision for loan losses ...........................       --         --
     Operating expenses of real estate owned .............      2,890     19,147
     General and administrative ..........................     36,488     10,592
                                                             --------   --------
           Total expenses ................................    113,370     98,877
                                                             --------   --------

NET INCOME ...............................................   $179,134   $134,379
                                                             ========   ========



BASIC EARNINGS PER  COMMON SHARE .........................   $  0.039       --



DILUTED EARNINGS PER  COMMON SHARE .......................   $  0.029       --

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                      1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income .............................................   $   179,134    $   134,378
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization .........................................         1,101          1,080
       (Increase) decrease in  accounts receivable ..........       (29,602)        (4,737)
       Accrued interest capitalized to real estate owned ....          --          (13,826)
       Increase (decrease) in loan loss reserve .............          --             --
       Increase (decrease) in due to affiliates .............       (74,124)        32,258
       Increase (decrease) in other liabilities .............        54,600         (8,196)
                                                                -----------    -----------
         Net cash provided by (used in) operating activities        131,109        140,957
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in restricted cash .................      (171,515)       (54,207)
     Increase (decrease) in mortgage note holdbacks .........       171,515         54,207
     (Increase) decrease in warehouse lines of credit .......       262,258           --
     (Increase) in investments ..............................      (181,205)          --
     Investments in mortgage notes receivable ...............    (3,191,883)    (1,345,000)
     Repayments of mortgage notes receivable ................       713,842        963,946
     Net proceeds from sale of foreclosed property ..........          --          485,658
     Capital costs of foreclosed property ...................          --          (11,922)
                                                                -----------    -----------
       Net cash provided by (used in) investing .............    (2,396,988)        92,682
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of shares ...................................          --             --
     Proceeds from issuance of shares .......................     2,116,320           --
     Deferred offering costs ................................       (53,474)
     Payment of mortgage notes payable ......................          --           (6,642)
     Organizational and offering costs ......................      (218,802)          (354)
     Dividends paid .........................................      (182,797)      (150,026)
                                                                -----------    -----------
       Net cash provided by (used in) financing activities ..     1,714,721       (210,496)
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................      (551,158)        23,143
CASH AT BEGINNING OF PERIOD .................................     1,748,485         66,798
                                                                -----------    -----------

CASH AT END OF PERIOD .......................................   $ 1,197,327    $    89,941
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
     Interest expense paid ..................................          --             --
     Taxes paid .............................................          --             --

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


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

      Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a"best efforts" offering of up to 1,500,000 common shares at $8.00 per share and warrants to purchase an additional 150,000 common shares at $5.60 per share.



2.    Basis of presentation
      ---------------------

      The accompanying financial statements include the accounts of the Trust. The financial information presented has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 filed pursuant to 15d-2 on Form 10-K with the Securities and Exchange Commission.

      The unaudited interim financial statements for the three months ended March 31, 1997 and March 31, 1998 represent the the financial statements of the Trust.


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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


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

      Investments. The Trust previously held an investment in Sierra Capital Acceptance ("SCA"). On December 31, 1997 SCA completed a tax free-merger with Sierra Capital Funding, LLC ("SCF"), a Delaware Limited Liability Company which originates and sells residential mortgages, by exchanging all the Class A and Class B shares of SCA for the Sierra common and preferred shares of SCF. SCA will continue operations as as a seperate operating division of SCF. The Trust ownes 99% of the non-voting Sierra Preferred shares of SCF. SCF-Sierra Preferred shares receive a 15% interest per annum. Sierra Capital Services, Inc., a related party, owns 99% of the Sierra common shares of SCF and maintains voting control. The SCF-Sierra common shareholders are allocated all net profits and losses and are required to contribute or loan additional capital to cover any operating losses. SCF is taxed as a partnership. The Trust accounts for its investment in SCF under the equity method.

      On April 11, 1997 the Trust formed its non-qualified REIT subsidiary Capital Alliance Funding Corporation ("CAFC") to conduct its mortgage conduit business. The Trust ownes 99% of the outstanding Series "A" Preferred stock (2,000 shares of non-voting stock) in CAFC. The Trust's Manager ownes 1% of the Common Shares (1,000 shares) of CAFC and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and loan sale and servicing for CAFC. The Trust accounts for its investment in CAFC under the equity method.

      On January 30, 1998 the Trust invested $225,000 in Equity 123, a seperate operating division of SCF, that originates and sells residential mortgages. In exchange for the investment, the Trust received a subordinate debenture that earns 15% per annum. The Trust accounts for the income as interest.

      Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes , under Sections 856 through 860 of the Internal revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust will not be subject to federal corporate income taxes, if the Trust distributes at least 95% of its taxable income to its shareholders. To qualify as a REIT, the trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trusts organization, sources of income, nature of assets, and distribution of assets to shareholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must must satisfy certain gross income requirements and certain asset tests at the close of each quarter of its taxable year.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)



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

      For the three-month period ended March 31, 1997, the distributions per preferred share are allocated 100% as ordinary income and 100% as a return of capital for tax purposes. For the year ended March 31, 1998, the distributions per preferred share are allocated 100% ordinary income and the common share distribution is allocated 88 % ordinary income and a 12% return of capital for tax purposes.

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

      Deferred offering costs. Deferred offering costs relate to an initial public offering of common stock. While the offering is underway, these costs will be offset pro-rata against the proceeds from the issuance of common stock and as a reduction of stockholder's equity.

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

      Earnings per share. The Preferred Shares receive an annual preferred allocation of income and distributions. Prior to the December 4, 1997 issuance of Common Shares, the Preferred Shares received 100% of the Trust's net income. After completion of the current offering of common shares and after meeting such preference, at least 95% of any additional income earned will be distributed to the Common Shares, until the distribution on the Common Shares matches that of the Preferred Shares (see Note 9).

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


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

      As of March 31, 1998 the Trust held no mortgage notes payable.


8.    Related party transactions
      --------------------------

      The Manager, which is owned by several of the Trustees and their affiliate, contracted with the Trust to provide administration services and receives a fee for these services from the Trust. The Manager is entitled to a per annum Base Management Fee payable monthly in arrears of an amount equal to 1% of the Gross Mortgage Assets of the Trust (computed monthly) plus 1/2% of cash or money-market or equivalent assets and incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% and amounts payable on account of the Series A Preferred Preference Amount have been paid. The

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


      Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. Additionally, the Manager will receive a Loan Origination and Servicing Fee payable monthly equal to 2% of the Gross Mortgage Assets together with certain miscellaneous fees from borrowers customarily payable in connection with origination and servicing of mortgages and fees for other services requested by the Trust. The Manager bears all expenses of services for which it is separately compensated. During the three months ended March 31, 1997 and March 31, 1998, the Trust paid $29,179 and $73,992 respectively to the Manager.

      As described in Note 3, the Trust holds an investment in Sierra Capital Funding and receives a 15% guaranteed return per annum. For each three months ended March 31, 1997, and March 31, 1998 the Trust earned interest of $7,500 from the investment.

      As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation, which commenced operations in the third quarter of 1997. For the three months ended March 31, 1987, the Trust was allocated a loss of $43,795 from this investment.

      As described in Note 3, the trust holds an investment in Equity 123 and receives a 15% return per annum. Since January 30, 1998, the date of the investment, to March 31, 1998 the trust has earned interest of $5,625 from this investment.


9.    Preferred stock and common stock
      --------------------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


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

                                     PART I
                                     ITEM 2.


                     MANAGEMENT' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the"Trust") dated herein were prepared from the unaudited books, ledgers and records of the Trust.


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

      Commitments and Contingencies. As of March 31, 1998, the Trust's loan portfolio included total loans of $7,393,227 of which $374,000 representing 5% of the loans were delinquent. There were no delinquent loans which were in the process of foreclosure at March 31, 1998. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans if it is necessary to foreclose the mortgage loans due to the Trust. Management's estimate is based on an anticipated sales price of the property based on the latest appraised value of the property discounted at 10% less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 1998 and March 31, 1997.


Results of Operations

      The results of operations of the Trust for the three months ended March 31, 1998 have been significantly impacted by the issuance of common stock and the investment of the common stock proceeds in additional mortgage notes receivable and warehouse lines of credit. The historical information presented herein is not necessarily indicative of future operations.

      Three months ended March 31, 1998 and 1997. Revenues for the first quarter increased to $292,504 as compared to $233,256 for the same period in the previous year. The increased was primarily due to increased interest from mortgage notes receivable and warehouse lines of credit.

      Expenses for the first quarter 1998 increased to $113,370 compared to $98,877 for the same period in the previous year. The increase in the first quarter 1998 compared to first quarter 1997 is primarily due to higher management fees and general and administrative expenses. The increased managemnet fees is primarily due to the Trust's higher asset value..


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


 Liquidity and Capital Resources

      The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. In previous years, the Trust's mortgage investment operations have been funded by capital contributions and the payoff of prior loans. The major portion of the proceeds from issuance of common stock in the Trust's current Offering are being used to fund investments in mortgage loans. The Trust's liquidity requirements will also be funded by periodical payoffs of existing loans which are generally short term in duration, by the sale of real estate owned and additional capital from the proceeds of the Trust's current Offering. Management believes that the Trust's liquidity is sufficient to meet its cash requirements for the next twelve months. Restrictions on cash attributed to holdbacks do not significantly impact the Trust's liquidity.

      Net cash provided by operating activities during the three months ended March 31, 1998 and 1997 was $131,109 and $140,957, respectively. Net cash for all periods was positively affected by improved marketing conditions and the volume of loan activity in 1997.

      Net cash provided by (used in) investing activities for the three months ended March 31, 1998 and 1997 was $(2,396,988) and $92,682, respectively. The large decrease in 1998 compared to the prior year is due to the higher volume of mortgage loans issued .

      Net cash (used in) provided by financing activities during the three months ended March 31, 1998 and 1997 was $1,714,721 and $(210,496), respectively. The increase in the three months ended March 31, 1998 is primarily due to the issuance of common stock.

     The Trust will use the net proceeds of its current public offering to provide additional funding for the Trust's Mortgage Investment Business. Additionally, CAFC has a $3,000,000 warehouse line of credit from Warehouse Lending Corporation of America, guaranteed by the Trust. Management believes that cash flow from operations and the net proceeds of the public offering and of loans that are paid off plus the establishment of the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

                                     PART II

                                OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

     The trust is not involved in any legal proceedings at this time.

ITEM 2 CHANGES IN SECURITIES

     During the three months ended March 31, 1998 the number of common shares issued and outstanding increased from 562,760 to 827,300 shares.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to the vote of Security Holders.

ITEM 5 OTHER INFORMATION

     Not applicable.

ITEM 6 REPORTS ON FORM 8-K

     (a) Form 8-K
     The Registrant has not filed any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAPITAL ALLIANCE INCOME TRUST LTD.,
                                    A Real Estate Investment Trust



Dated:   May 14, 1998          By:  /s/ Richard J. Wrensen
                                    ----------------------
                                    Richard J. Wrensen, Chief Financial Officer