Form 10-Q/A
period 1998-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1998-05-29
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q/A

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

*    For the  three-month  period ended March 31, 1997,  the  distributions  per
*    preferred share are allocated 90% as ordinary income and 10% as a return of
*    capital for tax purposes.  For the 3-month period ended March 31, 1998, the
*    distributions  per preferred  share are allocated 100% ordinary  income and
*    the common share  distribution  is allocated 88 % ordinary income and a 12%
*    return of capital for tax purposes.

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