Form 10-Q
period 1998-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1998-08-14
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







                                                     August 14, 1998



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
         -----------------------------------------------------------------
         SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended June 30, 1998. If you have any questions, please do not hesitate to call.

                                                     Very truly yours,

                                                     /s/ Thomas B. Swartz

                                                     Thomas B. Swartz
                                    Chairman

Enclosures

cc:      Stephen C. Ryan, Esq.



            50 California Street, Suite 2020, San Francisco, CA 94111
                       (415) 288-9575 fax (415) 288-9590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

   (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   94-3240473
          --------                                   ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         50 California Street
         Suite 2020
         San Francisco, California                     94111
      --------------------------------------     -----------
      (Address of principal executive office)        (zip code)

                                 (415) 288-9575
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of July 31, 1998, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $10,125,526. At that date 1,265,690 shares of common stock were outstanding. The shares are approved for listing on the American Stock Exchange upon notice of issuance, but will not trade publicly until the conclusion of the Registrant's current "best efforts" public offering.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                              (Unaudited)       (Audited)
                                                                             June 30, 1998  December 31, 1997
                                                                             -------------  -----------------
ASSETS
      Cash and cash equivalents ...........................................   $    127,616    $  1,748,485
      Restricted cash .....................................................        231,792         205,356
      Warehouse lines of credit to related parties ........................      4,213,750       2,185,957
      Accounts receivable .................................................        189,410          95,207
      Investments in affiliates ...........................................        633,647         469,150
      Mortgage notes receivable ...........................................      8,005,735       4,915,186
      Real estate held for sale ...........................................        675,525         322,550
      Organization costs (net of accumulated amortization of $9,753 at
              June 30, 1998 and $7,551 at December 31, 1997) ..............         12,276          14,478
      Deferred offering costs .............................................         59,949         176,050
                                                                              ------------    ------------

      Total assets ........................................................   $ 14,149,700    $ 10,132,419
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks ........................................   $    231,792    $    205,356
           Due to affiliates ..............................................        (91,895)         82,966
           Other liabilities ..............................................         75,981          22,774
           Mortgage notes payable .........................................        258,671               0
                                                                              ------------    ------------
      Total liabilities ...................................................        474,549         311,096
                                                                              ------------    ------------

      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value $9.50 ......          6,413           6,413
                      per share); 675,000 shares authorized; 641,283 shares
                  issued and outstanding at June 30, 1998 and
                      December 31, 1998 respectively ......................
            Additional paid in capital -preferred stock ...................      5,868,711       5,868,711
            Less 47,761 preferred shares held in treasury .................       (448,953)           --

            Common stock, $.01 par value; 5,000,000 .......................         11,808           5,628
                    shares authorized ; 1,180,800 and 562,760 shares
                    issued and outstanding at June 30, 1998 and
                    December 31, 1998 , respectively
            Additional paid in capital - common stock .....................      8,237,172       3,940,571
                                                                              ------------    ------------

      Total stockholders' equity ..........................................     13,675,151       9,821,323
                                                                              ------------    ------------

      Total liabilities and stockholders' equity ..........................   $ 14,149,700    $ 10,132,419
                                                                              ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)



                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                     1998       1997      1998        1997
                                     ----       ----      ----        ----
REVENUES
    Interest income ...........   $325,428   $182,781   $583,988   $328,050
    Origination income ........     35,869     24,608     61,041     32,956
    Other income ..............      3,150     25,867     11,922     46,917
                                  --------   --------   --------   --------
        Total revenues ........    364,447    233,256    656,951    407,923
                                  --------   --------   --------   --------

EXPENSES
    Loan servicing and other
      expenses to related party     89,155     29,179    163,147     66,076
    Interest expense ..........        683     39,959        638     39,421
    Provision for loan losses .       --         --         --         --
    Operating expenses of
      real estate owned .......      2,961     19,147      5,851     26,244
    General and administrative      32,570     10,592     69,103     28,602
                                  --------   --------   --------   --------
          Total expenses ......    125,369     98,877    238,739    160,343
                                  --------   --------   --------   --------

NET INCOME ....................   $239,078   $134,379   $418,212   $247,580
                                  ========   ========   ========   ========





BASIC EARNINGS PER
    COMMON SHARE ..............   $  0.086       --     $  0.130       --


DILUTED EARNINGS PER
    COMMON SHARE ..............   $  0.067       --     $  0.087       --

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                      1998           1997
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income .............................................   $   418,212    $   247,580
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization .........................................         2,202          2,160
       (Increase) decrease in  accounts receivable ..........       (94,203)      (151,584)
       Accrued interest capitalized to real estate owned ....          --          (13,826)
       Increase (decrease) in loan loss reserve .............          --             --
       Increase (decrease) in due to affiliates .............      (174,861)        24,943
       Increase (decrease) in other liabilities .............        53,207        136,085
                                                                -----------    -----------
         Net cash provided by (used in) operating activities        204,557        245,358
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in restricted cash .................       (26,436)       (15,575)
     Increase (decrease) in mortgage note holdbacks .........        26,436         15,575
     (Increase) decrease in warehouse lines of credit .......    (2,027,833)          --
     (Increase) in investments ..............................      (164,493)          --
     Investments in mortgage notes receivable ...............    (6,038,500)    (1,890,093)
     Repayments of mortgage notes receivable ................     2,947,951      2,227,758
     Net proceeds from sale of foreclosed property ..........          --          485,658
     Capital costs of foreclosed property ...................          --          (13,219)
                                                                -----------    -----------
       Net cash provided by (used in) investing .............    (5,282,875)       810,104
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of shares ...................................      (448,953)          --
     Proceeds from issuance of shares .......................     4,944,320           --
     Payment of mortgage notes payable ......................          --           (7,288)
     Organizational and offering costs ......................      (583,308)      (142,884)
     Dividends paid .........................................      (454,610)      (299,216)
                                                                -----------    -----------
       Net cash provided by (used in) financing activities ..     3,457,449       (449,388)
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................    (1,620,869)       606,074
CASH AT BEGINNING OF PERIOD .................................     1,748,485         66,798
                                                                -----------    -----------

CASH AT END OF PERIOD .......................................   $   127,616    $   672,872
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
     Interest expense paid ..................................   $       683           --
     Taxes paid .............................................   $    13,371           --


                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)


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

      The unaudited interim financial statements for the six months ended June 30, 1997 and June 30, 1998 represent the the financial statements of the Trust.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)


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

      Investments. The Trust previously held an investment in Sierra Capital Acceptance ("SCA"). On December 31, 1997 SCA completed a tax free-merger with Sierra Capital Funding, LLC ("SCF"), a Delaware Limited Liability Company which originates and sells residential mortgages, by exchanging all the Class A and Class B shares of SCA for the common and preferred shares of the Sierra Division of SCF. SCA will continue operations as a separate operating division of SCF. The Trust owns 99% of the non-voting preferred shares of the Sierra Division of SCF. SCF-Sierra Preferred shares receive a 15% return per annum. SCSI Corporation, a related party, owns 99% of the common shares of the Sierra Division of SCF and maintains voting control. The SCF-Sierra common shareholders are allocated all net profits and losses and are required to contribute or loan additional capital to cover any operating losses. SCF is taxed as a partnership. The Trust accounts for its investment in SCF and its divisions under the equity method.

      On April 11, 1997 the Trust formed its non-qualified REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"), to conduct its mortgage conduit business. The Trust owns 100% of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock) in CAFC. The Trust's Manager owns 100% of the Common Shares (1,000 shares) of CAFC and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale and services for CAFC. The Trust accounts for its investment in CAFC under the equity method.

      On January 30, 1998 the Trust invested $225,000 in Equity 1-2-3, which is evidenced by a subordinated debenture that earns 15% per annum. Equity 1-2-3 is a separate operating division of SCF that originates and sells residential mortgages on a retail basis. The Trust accounts for the investment income from Equity 1-2-3 as interest.

      Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes , under Sections 856 through 860 of the Internal revenue Code of 1986, as amended

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)


     and applicable Treasury Regulations. Therefore, the Trust will not be subject to federal corporate income taxes, if the Trust distributes at least 95% of its taxable income to its shareholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of assets to shareholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements and certain asset tests at the close of each quarter of its taxable year.

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

     For the six-month period ended June 30, 1997, the distributions per preferred share are allocated 83% as ordinary income and 17% as a return of capital for tax purposes. For the six month period ended June 30, 1998, the distributions per preferred share are allocated 100% ordinary income and the common share distribution is allocated 76% ordinary income and a 24% return of capital for tax purposes.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)


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

4.    Restricted cash and mortgage note holdbacks
      -------------------------------------------

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of June 30, 1997 and June 30, 1998, mortgage note holdbacks from the consummation of mortgage loans made amounted to $ 80,566 and $231,792, respectively.

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

      As of June 30, 1998 the Trust held a mortgage notes payable of $258,671.


8.    Related party transactions
      --------------------------

      The Manager, which is owned by several of the Trustees and their affiliate, contracted with the Trust to provide administration services and receives a fee for these services from the Trust. The Manager is entitled to a per annum Base Management Fee payable monthly in arrears of an amount equal to 1% of the Gross Mortgage Assets of the Trust (computed monthly) plus 1/2% of cash or money-market or equivalent assets and incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2%,

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)

     provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% and amounts payable on account of the Series A Preferred Preference Amount have been paid. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. Additionally, the Manager will receive a Loan Origination and Servicing Fee payable monthly equal to 2% of the Gross Mortgage Assets together with certain miscellaneous fees from borrowers customarily payable in connection with origination and servicing of mortgages and fees for other services requested by the Trust. The Manager bears all expenses of services for which it is separately compensated. During the six months ended June 30, 1997 and June 30, 1998, the Trust respectfully paid $66,076 and $163,147 to the Manager.

     As described in Note 3, the Trust holds an investment in Sierra Capital Funding and receives a 15% guaranteed return per annum. For each six months ended June 30, 1997, and June 30, 1998 the Trust earned interest of $15,000 from the investment.

     As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation, which commenced operations in the third quarter of 1997. For the six months ended June 30, 1987, the Trust was allocated a loss of $60,052 from this investment.

     As described in Note 3, the Trust holds an investment in Equity 1-2-3 and receives a 15% guaranteed return per annum. Since the investment date through June 30, 1998 the Trust has earned interest of $14,062 from this investment.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)



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

                                     PART I
                                     ITEM 2.


                     MANAGEMENT' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                     MANAGEMENT' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust") dated herein were prepared from the unaudited books, ledgers and records of the Trust.

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

      Commitments and Contingencies. As of June 30, 1998, the Trust's loan portfolio included total loans of $8,005,735 of which $513,616 representing 6.4% of the loans were delinquent. There were no delinquent loans which were in the process of foreclosure at June 30, 1998. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans if it is necessary to foreclose the mortgage loans due to the Trust. Management's estimate is based on an anticipated sales price of the property based on the latest appraised value of the property discounted at 10% less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 1998 and June 30, 1997.

Results of Operations

      The results of operations of the Trust for six months ended June 30, 1998 have been significantly impacted by the issuance of common stock and the investment of the common stock proceeds in additional mortgage notes receivable and warehouse lines of credit. The historical information presented herein is not necessarily indicative of future operations.

      Three months and six months ended June 30, 1998 and 1997. Revenues for the second quarter increased to $364,447 as compared to $233,256 for the same period in the previous year. Revenues for the six months of 1998 increased to $656,951 as compared to $407,923 for the same period of the previous year. The 1998 interest income and origination income increased for the quarter and six months, compared to the same period in the previous year. The 1998 other income, however, was lower for both the quarter and the six month period, compared to the same period in the previous year.

      Expenses for the second quarter 1998 increased to $125,369 compared to $98,877 for the same period in the previous year. For the six month period, expenses increased to $238,739 compared to $160,343 for the previous year. The increase in the second quarter 1998 compared to second quarter 1997 is primarily due to the greater management and servicing fees of administering a larger mortgage portfolio. The increase in the six months of 1998 compared to 1997 is similarly explained.

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

      Net cash provided by operating activities during the six months ended June 30, 1998 and 1997 was $204,557 and $245,358, respectively. Net cash for all periods was positively affected by improved marketing conditions and the volume of loan activity in 1997.

      Net cash provided by (used in) investing activities for the six months ended June 30, 1998 and 1997 was $(5,282,875) and $810,104, respectively. The large increase in 1998 compared to the prior year is due to the larger volume of mortgage loans and expanded demand for warehouse lines of credit.

      Net cash (used in) provided by financing activities during the six months ended June 30, 1998 and 1997 was $3,457,449 and $(449,388), respectively. The increase in 1998 is primarily due to issuance of common shares. The decrease in 1997 is primarily due to the offering costs related and dividend payments.

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

ITEM 2 CHANGES IN SECURITIES

              During the three months ended June 30, 1998 the number of common shares outstanding increased from 827,300 to 1,180,800. On June 29, 1998 the Trust acquired 47,761 preferred shares as treasury stock

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Trust's 1998 Annual Meeting, originally scheduled for June 24, 1998, was postponed and was held on July 10, 1998. At the annual meeting, Directors Dennis R. Konczal and Stanley C. Brooks were reelected as Class II Directors for a three-year term. Directors Thomas B. Swartz, Harvey Blomberg and Douglas A. Thompson, whose terms continue for two, two and one years, respectively, continue as Directors.

              At the annual meeting, the adoption by the Trust's Board of Directors of the Capital Alliance Income Trust Ltd. 1998 Incentive Stock Option Plan was duly approved by the shareholders with 664,602 shares voting in favor of such approval, 87,208 voting against and 67,430 abstaining. The maximum number of shares of Common Stock that may be subject to Options granted as of the date of the closing of the Trust's initial public offering ("IPO") (the "IPO Closing Date") is 10% of the number of shares of Common Stock issued and outstanding on the IPO Closing Date. The maximum aggregate number of shares of Common Stock that may be issued pursuant to the exercise of Options granted during the term of the Option Plan is 247,500.

              The purpose of the Option Plan is to attract, retain and motivate key employees, officers and directors of the Manager, as well as unaffiliated directors of the Trust, by providing them with an equity participation in the Trust. In addition, the Board believes that the adoption of the plan will align the Manager's employees and officers interests with those of the Trust's shareholders. Accordingly, since the Trust has no employees, the Option Plan provides for the grant of non-statutory incentive stock options to the employees, officers, and directors of the Trust's Manager, to other providers of services to the Trust, and to the Trust's unaffiliated directors.

              The shareholders also ratified the selection of Novogradac & Company LLP as independent public accountants for the Trust with 790,182 shares voting in favor of such approval, 26,391 against and 19,058 abstaining.

ITEM 5 OTHER INFORMATION

              Not applicable.

ITEM 6 REPORTS ON FORM 8-K

      (a)     Form 8-K
              The Registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Capital Alliance Income Trust Ltd.,
                                    A Real Estate Investment Trust



Dated:   August 13, 1998            By:     /s/ Richard J. Wrensen
                                            ----------------------
                                            Richard J. Wrensen,
                                            Chief Financial Officer