Form 10-Q
period 1998-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1998-11-05
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







                                                     November 3, 1998



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
         ------------------------------------------------------------------
         SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended September 30, 1998. If you have any questions, please do not hesitate to call.

                                       Very truly yours,

                                       /s/ Richard J. Wrensen

                                       Richard J. Wrensen
                                       Senior Vice President and
                                       Chief Financial Officer





Enclosures

cc:      Stephen C. Ryan, Esq.



          50 California Street, Suite 2020 o San Francisco, CA 94111
                       (415) 288-9575 o fax (415) 288-9590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

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

As of October 29, 1998, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $7,794,890. At that date 1,484,741 shares were outstanding and listed on the American Stock Exchange

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                               (Unaudited)        (Audited)
                                                                          September 30, 1998  December 31, 1997
                                                                          ------------------  -----------------
ASSETS
      Cash and cash equivalents ...........................................   $    799,733    $  1,748,485
      Restricted cash .....................................................        492,362         205,356
      Warehouse lines of credit to related parties ........................      4,448,996       2,185,957
      Accounts receivable .................................................        187,276          95,207
      Investments in affiliates ...........................................        665,946         469,150
      Net mortgage notes receivable (net of a loss reserve of $14,000
             at September 30, 1998 and $0 at December 31, 1997) ...........      9,709,308       4,915,186
      Real estate held for sale ...........................................        749,525         322,550
      Organization costs (net of accumulated amortization of $10,854 at
              September  30, 1998 and $7,551 at December 31, 1997) ........         11,175          14,478
      Deferred offering costs .............................................           --           176,050
                                                                              ------------    ------------

      Total assets ........................................................   $ 17,064,321    $ 10,132,419
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks ........................................   $    492,362    $    205,356
           Due to affiliates ..............................................        219,404          82,966
           Other liabilities ..............................................         73,518          22,774
           Mortgage notes payable .........................................        253,329               0
                                                                              ------------    ------------
      Total liabilities ...................................................      1,038,613         311,096
                                                                              ------------    ------------

      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value $9.50 ......          6,413           6,413
                      per share); 675,000 shares authorized; 641,283 shares
                  issued and outstanding at September 30, 1998 and
                      December 31, 1997 respectively ......................
            Additional paid in capital -preferred stock ...................      5,868,711       5,868,711
            Less 25,526 preferred shares held in treasury .................       (238,944)           --

            Common stock, $.01 par value; 5,000,000 .......................         14,847           5,628
                    shares authorized ; 1,484,741 and 562,760 shares
                    issued and outstanding at September 30, 1998 and
                    December 31, 1997 , respectively
            Additional paid in capital - common stock .....................     10,374,682       3,940,571
                                                                              ------------    ------------

      Total stockholders' equity ..........................................     16,025,709       9,821,323
                                                                              ------------    ------------

      Total liabilities and stockholders' equity ..........................   $ 17,064,321    $ 10,132,419
                                                                              ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                   (Unaudited)

                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                       1998         1997         1998         1997
                                       ----         ----         ----         ----
REVENUES
    Interest income ...........   $  399,270   $  110,844   $  983,259   $  438,893
    Origination income ........       86,262       39,673      147,301       72,628
    Other income ..............        9,587       37,827       21,510       84,745
                                  ----------   ----------   ----------   ----------
        Total revenues ........      495,119      188,344    1,152,070      596,266
                                  ----------   ----------   ----------   ----------

EXPENSES
    Loan servicing and other
      expenses to related party      114,355       38,258      277,502      104,334
    Interest expense ..........       17,173        4,183       17,811       43,604
    Provision for loan losses .       14,000         --         14,000         --
    Operating expenses of
      real estate owned .......       14,761        7,646       31,325       33,890
    General and administrative        18,783        4,893       77,173       27,103
                                  ----------   ----------   ----------   ----------
          Total expenses ......      179,072       54,980      417,811      208,931
                                  ----------   ----------   ----------   ----------

Net Income Before Gain on
    Real Estate Held for Sale .      316,047      133,364      734,259      387,335

Gain / (Loss) on Real Estate
    Held for Sale .............         --         23,063         --         16,670

                                  ==========   ==========   ==========   ==========
NET INCOME ....................   $  316,047   $  156,427   $  734,259   $  404,005
                                  ==========   ==========   ==========   ==========


BASIC EARNINGS PER
    COMMON SHARE ..............   $    0.130         --     $    0.270         --


DILUTED EARNINGS PER
    COMMON SHARE ..............   $    0.106         --     $    0.176         --

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       1998           1997
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income .............................................   $   734,259    $   404,005
      Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization .........................................         3,303          3,240
        (Increase) decrease in  accounts receivable ..........       (92,069)       (55,483)
        Increase (decrease) in loan loss reserve .............        14,000           --
        Increase (decrease) in due to affiliates .............       136,438         25,300
        Increase (decrease) in other liabilities .............        50,744         57,155
                                                                 -----------    -----------
          Net cash provided by (used in) operating activities        846,675        434,217
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash .................      (287,006)      (106,850)
      Increase (decrease) in mortgage note holdbacks .........       287,006        106,850
      (Increase) decrease in warehouse lines of credit .......    (2,263,039)          --
      (Increase) in investments ..............................      (196,796)          --
      Investments in mortgage notes receivable ...............    (8,670,450)    (3,664,006)
      Repayments of mortgage notes receivable ................     3,862,328      3,295,791
      Net proceeds from sale of real estate held .............      (426,975)       597,398
      Capital costs of real estate held ......................          --          (16,807)
                                                                 -----------    -----------
        Net cash provided by (used in) investing .............    (7,694,932)       212,376
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of shares ...................................      (238,944)          --
      Proceeds from issuance of shares .......................     6,479,545           --
      Payment of mortgage notes payable ......................       253,329         (7,542)
      Organizational and offering costs ......................       176,050       (214,287)
      Dividends paid .........................................      (770,475)      (447,908)
                                                                 -----------    -----------
        Net cash provided by (used in) financing activities ..     5,899,505       (669,737)
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH ..............................      (948,752)       (23,144)
CASH AT BEGINNING OF PERIOD ..................................     1,748,485         66,797
                                                                 -----------    -----------

CASH AT END OF PERIOD ........................................   $   799,733    $    43,653
                                                                 ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid ..................................   $    17,811         43,604
      Taxes paid .............................................   $    23,942           --



                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)


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

      Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a"best efforts" offering of up to 1,500,000 common shares at $8.00 per share and warrants to purchase an additional 150,000 common shares at $5.60 per share. The offering was completed on September 30, 1998 with the sale of 1,484,741 common shares for $11,877,928. The common shares commenced trading on the American Stock Exchange ("CAA") on October 1, 1998.




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

      The  unaudited  interim  financial  statements  for the nine months  ended
      September 30, 1997 and September 30, 1998 represent the the financial statements of the Trust.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)



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

     Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management reviews the likelihood that the loan will be repaid. For these delinquent loans, management may continue to record interest income. A loan loss reserve is provided to protect against losses in the loan portfolio including accrued interest.

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

     Investments. The Trust previously held an investment in Sierra Capital Acceptance ("SCA"). On December 31, 1997 SCA completed a tax free-merger with Sierra Capital Funding, LLC ("SCF"), a Delaware Limited Liability Company which originates and sells residential mortgages, by exchanging all the Class A and Class B shares of SCA for the Sierra common and preferred shares of SCF. SCA will continue operations as a separate operating division of SCF. The Trust owns 99% of the non-voting Sierra preferred shares of SCF. SCF-Sierra Preferred shares receive 15% interest per annum. Sierra Capital Services, Inc., a related party, owns 99% of the Sierra common shares of SCF and maintains voting control. The SCF-Sierra common shareholders are allocated all net profits and losses and are required to contribute or loan additional capital to cover any operating losses. SCF is taxed as a partnership. The trust accounts for the investment income as interest.

     On April 11, 1997 the Trust formed its non-qualified REIT subsidiary Capital Alliance Funding Corporation ("CAFC") to conduct its mortgage conduit business. The Trust owns 100% of the outstanding Series "A"
     Preferred stock (2,000 shares of non-voting stock) in CAFC, which has a preferential right to receive 99% of all distributions by CAFC.. The Trust's Manager owns 100% of the Common Shares (1,000 shares) of CAFC and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale and services for CAFC. The Trust accounts for its investment in CAFC under the equity method.

     On January 30, 1998 the trust invested $225,000 in Equity 123, a separate operating division of SCF that originates on a retail basis and sells residential mortgages. In exchange for the investment, the Trust received a subordinate debenture that earns 15% per annum. The Trust accounts for the investment income as interest.


     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal revenue Code of 1986,

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)


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

      For the nine month period ended September 30, 1997, the distributions per preferred share are allocated 90% as ordinary income and 10% as a return of capital for tax purposes. For the nine month period ended September 30, 1998, the distributions per preferred share are allocated 100% ordinary income and the common share distribution is allocated 88% ordinary income and a 12% return of capital for tax purposes.

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

      Real estate owned. Real estate owned results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. At this time senior debt to which the asset is subject is reported as mortgage payable.
      Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate held for sale. Income and expenses related to real estate owned are recorded as other income, interest expense and general and administrative expenses on the Statements of Operations.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)


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



4. Restricted cash and mortgage note holdbacks
   --------------------------------------------

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of September 30, 1997 and September 30, 1998, mortgage note holdbacks from the consummation of mortgage loans made amounted to $205,356 and $492,362, respectively.


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

      As of September 30, 1998 the Trust held a mortgage notes payable of $253,329.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)


8.   Related party transactions
     --------------------------

     The Manager, which is owned by several of the Trustees and their affiliate, contracted with the Trust to provide administration services and receives a fee for these services from the Trust. The Manager is entitled to a per annum Base Management Fee payable monthly in arrears of an amount equal to 1% of the Gross Mortgage Assets of the Trust (computed monthly) plus 1/2% of cash or money-market or equivalent assets and incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% and amounts payable on account of the Series A Preferred Preference Amount have been paid. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. Additionally, the Manager will receive a Loan Origination and Servicing Fee payable monthly equal to 2% of the Gross Mortgage Assets together with certain miscellaneous fees from borrowers customarily payable in connection with origination and servicing of mortgages and fees for other services requested by the Trust. The Manager bears all expenses of services for which it is separately compensated. During the nine months ended September 30, 1997 and September 30, 1998, the Trust respectively paid $104,334 and $277,502 to the Manager.

     As described in Note 3, the Trust holds an investment in Sierra Capital Acceptance, a division of Sierra Capital Funding, and receives a 15% guaranteed return per annum. For each nine months ended September 30, 1997, and September 30, 1998 the Trust earned interest of $22,500 from this investment.

     As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation, which commenced operations in the third quarter of 1997. For the nine months ended September 30, 1998, the Trust was allocated a loss of $28,203 from this investment. Capital Alliance Funding Corporation is managed by Capital Alliance Advisors Inc., which is owned by several of the Trust's trustees.

     As described in Note 3, the Trust holds an investment in Equity 123, a division of Sierra Capital Funding and receives a 15% guaranteed return per annum. Since the investment date through September 30, 1998 the Trust has earned interest of $22,500 from this investment.


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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)


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

      Recent Trends. The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B or C credit rated home equity loans secured by deeds of trust. In general, B and C credit rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit rated home equity loans. Home equity loans rated A-, B or C tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality.

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

      Commitments and Contingencies. As of September 30, 1998, the Trust's loan portfolio included total loans of $9,723,308 of which $634,214 representing 6.5% of the loans were delinquent (over 60 days). There were two delinquent loans which were in the process of foreclosure at September 30, 1998. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans if it is necessary to foreclose the mortgage loans due to the Trust. Management's estimate is based on an anticipated sales price of the property based on the latest appraised value of the property discounted at 10% less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 1998 and September 30, 1997.

Results of Operations

      The results of operations of the Trust for nine months ended September 30, 1998 have been significantly impacted by the issuance of common stock and the investment of the common stock proceeds in additional mortgage notes receivable and warehouse lines of credit. The historical information presented herein is not necessarily indicative of future operations.

      Three months and nine months ended September 30, 1998 and 1997. Revenues for the third quarter increased to $495,119 as compared to $188,344 for the same period in the previous year. Revenues for the nine months of 1998 increased to $1,152,070 as compared to $596,266 for the same period of the previous year. The 1998 interest income and origination income increased for the quarter and nine months, compared to the same period in the previous year. The 1998 other income, however, was lower for both the quarter and the nine month period, compared to the same period in the previous year.

      Expenses for the third quarter 1998 increased to $197,072 compared to $54,980 for the same period in the previous year. For the nine month period, expenses increased to $417,811 compared to $208,931 for the previous year. The increase in the third quarter 1998 compared to third quarter 1997 is primarily due to the greater management and servicing fees of administering a larger mortgage portfolio. The increase in the nine months of 1998 compared to 1997 is similarly explained.

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

 Liquidity and Capital Resources

      The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. In previous years, the Trust's mortgage investment operations have been funded by capital contributions and the payoff of prior loans. The major portion of the proceeds from issuance of common stock in the Trust's just completed Offering will be used to fund future investments in mortgage loans by the Trust's Mortgage Investment Business. The Trust's liquidity requirements will also be funded by periodical payoffs of existing loans which are generally short term in duration, by the sale of foreclosed properties and additional capital from the proceeds of the Trust's current Offering. Management believes that the Trust's liquidity is sufficient to meet its cash requirements for the next twelve months. Restrictions on cash attributed to holdbacks do not significantly impact the Trust's liquidity.

      Net cash provided by operating activities during the nine months ended September 30, 1998 and 1997 was $846,675 and $434,217, respectively. Net cash for all periods was positively affected by the improved volume of loan activity in 1998.

      Net cash provided by (used in) investing activities for the nine months ended September 30, 1998 and 1997 was $(7,694,932) and $212,376, respectively. The change in 1998 compared to the prior year is due to the larger volume of mortgage loans and expanded demand for warehouse lines of credit.

      Net cash (used in) provided by financing activities during the nine months ended September 30, 1998 and 1997 was $5,899,505 and $(669,737), respectively. The change in 1998 is primarily due to issuance of common shares. The decrease in 1997 is primarily due to the offering costs related and dividend payments.

      The Trust will use the net proceeds of its current public offering to provide additional funding for the Trust's Mortgage Investment Business. Management believes that cash flow from operations and the net proceeds of the public offering and of loans that are paid off will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

                                     PART II

                                OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          The Trust is not involved in any legal proceedings at this time.

ITEM 2    CHANGES IN SECURITIES

          During the three months ended September 30, 1998 the number of common shares outstanding increased from 1,180,800 to 1,484,741. On June 29, 1998 the Trust acquired 47,761 preferred shares as treasury stock and during the three month period ended September 30, 1998 resold 22,235 preferred shares.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Trust held its postponed 1998 annual meeting on July 17, 1998.

          Messrs. Dennis R. Konczal and Stanley C. Brooks were elected to new terms as Class II directors. Messrs. Thomas B. Swartz and Harvey Bloomberg continue as Class I directors. Douglas A. Thompson continues as a Class III director.

          Novogradac & Company LLP was approved as independent auditors for 1998. 389,076 shares voted in favor ot their appointment, 10,000 shares against and 7,025 shares abstained.

          The Trust's incentive stock option plan was approved. 301,884 shares voted in favor of the plan, 70,817 shares against and 34,400 shares abstained.

ITEM 5    OTHER INFORMATION

          Not Applicable


ITEM 6    REPORTS ON FORM 8-K

          (a)    Form 8-K
                 The Registrant has not filed any reports on Form 8-K during the quarter ended September September 30, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPITAL ALLIANCE INCOME TRUST LTD.,
                                         A Real Estate Investment Trust



Dated:   November 3, 1998            By: /s/ Richard J. Wrensen
                                        ------------------------
                                         Richard J. Wrensen
                                         Senior Vice President and
                                         Chief Financial Officer