Form 10-K
period 1998-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1999-04-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                                        OR
         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625
                        ---------------------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

             (Exact name of registrant as specified in its charter)

          Delaware                                     94-3240473
          --------                                     ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)
         50 California Street
         Suite 2020
         San Francisco, California                   94111
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes     X        No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (P. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ].

As of March 31, 1999, the aggregate market value of the Registrant's shares of Common Stock, $.001 par value, held by nonaffiliates of the registrant was approximately $6,681,330. At that date 1,484,740 shares were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                                 TABLE OF CONTENTS


PART I...................................................................5

     ITEM 1.  BUSINESS...................................................5

              General....................................................5

         MORTGAGE INVESTMENT BUSINESS....................................5

              General....................................................5

              Mortgage Loan Portfolio....................................5

              Financing..................................................6

         MORTGAGE CONDUIT BUSINESS.......................................7

              General....................................................7

              Marketing and Production...................................8

              Underwriting...............................................9

              Whole Loan Sales..........................................10

         WAREHOUSE LENDING BUSINESS.....................................10

         HEDGING........................................................11

         SERVICING......................................................11

              Servicing Portfolio.......................................12

              Geographical Distribution.................................13

              Interest..................................................13

              Maturity..................................................13

              Delinquencies.............................................14

         REGULATION.....................................................14

         COMPETITION....................................................15

         EMPLOYEES......................................................15

     ITEM 2.  PROPERTIES................................................15

     ITEM 3.  LEGAL PROCEEDINGS.........................................15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.......16

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON
     EQUITY AND RELATED STOCKHOLDER MATTERS.............................16

PART II.................................................................18

     ITEM 6.  SELECTED FINANCIAL DATA...................................18

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................21

         GENERAL........................................................21

              Predecessors..............................................21

              Organization..............................................21

              Operating Strategy........................................21

              Loan Origination and Loan Servicing.......................22

              Contingencies and Commitments.............................22

         RESULTS OF OPERATIONS..........................................22

         YEAR ENDED DECEMBER 31, 1998
         COMPARED TO YEAR ENDED DECEMBER 31, 1997.......................23

         YEAR ENDED DECEMBER 31, 1997
         COMPARED TO YEAR ENDED DECEMBER 31, 1996.......................23

         INFLATION .....................................................24

         LIQUIDITY AND CAPITAL RESOURCES................................24

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 1998...........................24

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 1997...........................25

         YEAR 2000......................................................25

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............26

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.............27

PART III................................................................28

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........28

         DIRECTORS......................................................28

         EXECUTIVE OFFICERS.............................................29

     ITEM 11.  EXECUTIVE COMPENSATION...................................31

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

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust is a specialty mortgage finance company which, together with its subsidiary, operates a mortgage banking concern with three divisions which are referred to herein as
(1) the Mortgage Investment Business, (2) the Mortgage Conduit Business, and (3) the Warehouse Lending Business. The Trust directly conducts its Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans and its Warehouse Lending Business which provides secured warehouse and repurchase financing to CAFC and affiliated mortgage bankers. The Mortgage Conduit Business, which originates and purchases as a wholesale mortgage banker, non-conforming mortgage loans is conducted through CAFC in which the Trust holds a 99% economic interest. Both the Company and CAFC are externally advised by Capital Alliance Advisors, Inc. ("CAAI").

         The Trust resulted from the consolidation in April 1996 of two private affiliated mortgage lending firms ("Predecessors"). The Trust was incorporated in Delaware in 1995. The Predecessors to the Trust were formed and managed by CAAI. On September 30, 1998 the Trust concluded an initial public offering of its Common Stock for $11,877,92 (1,484,740 shares at $8.00 per share with warrants to purchase 148,474 additional shares of Common Stock).

         References to financial information of the Trust for the year ended 1997 and 1998, reflect the financial operations of the Trust and its Mortgage Investment and Mortgage Warehouse businesses and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC. References to financial information of the Trust for the year ended 1996, reflect the financial operations of the Trust and its Predecessors.

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

                  Mortgage Loan Portfolio. The Trust (a) through its Manager originates mortgage loans, through its Advisor's main office in San Francisco and its branch office in San Diego, California and through its network of mortgage brokers and correspondents, and (b) invests a substantial portion of its portfolio in non-conforming mortgage loans and second mortgage loans. The Trust also purchases such loans from third parties, including CAFC, for long-term investment. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. The investment portfolio of the Mortgage Investment Business consists primarily of "B" and "C" grade mortgage loans. The Trust believes that a structural change in the mortgage banking industry has occurred which has increased demand for higher yielding non-conforming mortgage loans. This change has been caused by a number of factors, including: (1) investors' demand for higher yielding assets due to historically low interest rates over the past few years; (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry; (3) quantification and development of standardized credit criteria by credit rating agencies for securities backed by non-conforming mortgage loans; and (4) increased competition in the securitization industry, which has reduced borrower interest rates and fees, thereby making non-conforming mortgage loans more affordable. The Trust's Manager owns a 1% economic interest and 100% of the of voting control of CAFC.

         Financing. The Mortgage Investment Business is financed principally by the Trust's capital. The Trust's Bylaws restrict the encumbrance of the Trust's assets to 20% of the Trust's Net Capital Contributions. The Trust's portfolio of mortgage loans at December 31, 1998 was and currently still is unencumbered. Such restriction does not apply to CAFC which utilizes warehouse lines of credit from commercial lenders.

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

         The Trust, through CAFC, has obtained financing with two third-party commercial lenders, at interest rates that are consistent with its financing objectives described herein, and has established financing facilities under which such lenders are required to enter into new reverse repurchase agreements as needed by CAFC during a specified period of time. CAFC's warehouse repurchase financings are guaranteed by the Trust. For a discussion of the terms of the Trust's reverse repurchase facilities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Trust also extends a warehouse reverse repurchase facility to CAFC which at December 31, 1998 aggregated $2,414,435 million. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which CAFC effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

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

         To reduce its exposure to the credit risk of reverse repurchase agreement lenders, the Trust has entered into two such agreements with two major warehouse lenders and a third with the Trust. Notwithstanding these measures, no assurance can be given that the Trust will be able to avoid such third party risks.

         MORTGAGE CONDUIT BUSINESS

         General. CAFC was organized on June 27, 1997 and began its mortgage origination and whole loan sales operations on a start-up basis in August, 1997. The Mortgage Conduit Business consists primarily of the origination and the purchase and sale of A- and B/C credit rated mortgage loans secured by first liens and second liens on single (one-to-four) family residential properties that are originated in accordance with its underwriting guidelines. As a non-conforming mortgage loan conduit, the Trust's Mortgage Conduit Business acts as a conduit between the originators of such mortgage loans and permanent investors in such loans. Capital Alliance Advisors, Inc. contracts with CAFC for its management and for its mortgage origination, loan processing and underwriting, and secondary sales services. The Management believes that non-conforming A- and B/C credit rated mortgage loans, when properly underwritten, provide an attractive net earnings profile, producing higher yields without disproportionately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. The Trust's policy for its Mortgage Investment Business, which limits the financing or leveraging of its mortgage loan portfolio, does not apply to its Mortgage Conduit Business since such mortgage loans are generally held in CAFC for less than sixty days prior to their sale to permanent investors who securitize such loans in the secondary market and their acquisition or funding will generally be facilitated through a warehouse line of credit or reverse repurchase agreements.

         Correspondents originate and close mortgage loans under CAFC's mortgage loan programs on a loan-by-loan basis. Correspondents include mortgage bankers and mortgage brokers. During the partial years ended December 31, 1997 and 1998 , CAFC acquired from its correspondents (primarily mortgage brokers) or funded directly (through its Manager) $1,722,200 and $9,603,114, respectively, of non-conforming mortgage loans.

         All non-conforming loans purchased or originated by CAFC which meet the Trust's underwriting guidelines, including its 75% Combined Loan-to-Value limitation, are made available for sale to the Trust at fair market value at the date of sale and subsequent transfer to the Trust. See "Item 13. Certain Relationships and Certain Transactions." Loans not purchased by the Trust for its Mortgage Investment Business will be sold in the secondary market through whole loan sales. During the partial year of operations in 1997, CAFC sold four loans to the Trust totaling $326,750. During 1998, nine loans were sold to the Trust totaling $1,252,250. Whole loan sales by CAFC during 1998 totaled $4,175,007 as compared to $1,206,200 in 1997.

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

         Marketing and Production. CAFC's competitive strategy in its Mortgage Conduit Business is, through its Mortgage Loan Origination Services Agreement with CAAI, to be a substantial originator, through a mortgage loan broker and correspondent network, of A-, B/C residential mortgage loans to be sold in the secondary market network. This enables CAFC to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and correspondents and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to expand its reach, geographically, to develop and provide responsive and consistent underwriting and funding services to the mortgage broker and correspondent networks which it plans to develop.

         CAFC and the Trust emphasize flexibility in their mortgage loan products to attract correspondents and establish relationships. CAFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network. As a consequence, CAFC and the Trust have acquired increasing volumes of non-conforming loans. Additionally, in response to the needs of its non-conforming mortgage loan correspondents, CAFC's marketing strategy offers efficient response time in the origination and purchase process, and direct and frequent contact with its correspondents.

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

         At December 31, 1998 the Trust's loan portfolio totaled $8,986,645 with an average loan size of $124,814 an average weighted yield of 12.43%, an average maturity of 14.06 months and a combined loan-to-value ratio of 70.69%. 71% of the portfolio were first deeds of trust and 29% were second deeds of trust.

         The highest concentration of nonconforming mortgage loans originated or purchased by the Trust relates to properties located in California because of the generally higher property values and mortgage loan balances prevalent there. The Trust's Manager through its correspondent and broker network accounted for 100% of the total mortgage loans acquired by the Trust during the year ended December 31,1998, and together with CAFC (which is also managed by CAAI) for 100% of the total mortgage loans acquired by the Trust during the year ended December 31, 1998. CAFC and the Trust's Manager are affiliates of the Trust. (See "Item 13. Certain Relationships and Certain Transactions.")

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

         Under all of the Trust's and CAFC's underwriting methods, loan documentation requirements for verifying the borrowers' income and assets vary according to loan-to-value ratios, credit ratings and other factors. This variation is necessary to be competitive and responsive to the needs of the non-conforming mortgage loan sellers. Generally, as the standards for required documentation are lowered, borrowers' down payment requirements are increased and the required loan-to-value ratios are decreased. These types of loans with less documentation are reviewed on a risk analysis underwriting basis. Reduced documentation loans require the borrower to have a stronger credit history and larger cash reserves and the appraisal of the property is validated by either an enhanced desk or field review. The underwriters utilize a risk analysis approach to determine the borrower's ability and willingness to repay the debt and to determine if the property taken as security has sufficient value to recover the debt in the event that the loan defaults. Each loan is reviewed for compensating factors (i.e., credit reports, sufficient assets, appraisal, job stability, ability to repay the loan), and overall compensating factors are reviewed to fully analyze the risk.

         CAAI reviews each loan prior to the Trust's commitment to originate or purchase a mortgage loan to ensure that the mortgage loans meet its quality standards. The type and extent of the quality control review depends on the nature of the seller and the characteristics of the loans. In performing a quality control review on a loan, CAAI analyzes the underlying property appraisal and examines the credit and income history of the borrower. In addition, all documents submitted in connection with the origination or purchase of the loans, including insurance policies, title policies, deeds of trust or mortgages and promissory notes, are examined for compliance with the Trust's and CAFC's guidelines and to ensure compliance with state and federal regulations.

         Whole Loan Sales. The Mortgage Conduit Business conducted by CAFC primarily uses a warehouse repurchase financing from the Trust and warehouse financing from two other commercial warehouse lenders to finance the origination or acquisition of mortgage loans from correspondents. When a sufficient volume of mortgage loans (generally packages of $1 million to $2 million) with similar characteristics has been accumulated, CAFC sells such packages to investors at a premium in whole loan sale transactions on a service-released basis.

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

         WAREHOUSE LENDING BUSINESS

         The Trust's third line of business is its Warehouse Lending Business. Such operations consist primarily of warehouse financing for its affiliated mortgage bankers, including CAFC and Sierra Capital Funding, LLC and its separate divisions ("SCF/LLC"), all of which act as correspondents of the Trust. The non-conforming mortgage loans funded with such warehouse financing are acquired by the Trust for its portfolio when such loans meet its investment criteria. Warehouse lending facilities provide repurchase financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the pre-approved investor. The Trust's warehouse financing is non-recourse and the Trust can only look to the sale or liquidation of the mortgage loans as a source of repayment or repurchase. Any claim of the Trust as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on the Trust's balance sheets as finance receivables.

         The Trust provides a $3 million warehouse line to CAFC. The CAFC warehouse financing balance outstanding on the Trust's balance sheet is structured to qualify under the REIT asset tests and to generate income qualifying under the 75% gross income test. The terms of the warehouse line are based on the rate of the Mortgage Note plus a fee of $50 or such other fee (not to exceed $500) as the parties may agree and with an advance rate of 100% of the fair value of the mortgage loans outstanding. The terms of the Trust's other warehouse financing, including the amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. (See "--Mortgage Investment Business-- Financing.")

         At December 31, 1998, the Trust had $2,414,435 of warehouse facilities utilizing reverse repurchase agreements outstanding to CAFC, and $820,100 to SCA and $1,472,563 to Equity 1-2-3, divisions of SCF/LLC, and $450,000 to Calliance Mortgage Trust ("CMT"). The Trust finances its Warehouse Lending Business through equity and may utilize reverse repurchase agreements in the future.

         HEDGING

         The Mortgage Conduit Business to date has originated or purchased primarily fixed-rate mortgage loans. All of the mortgage loans held by the Mortgage Investment Business carry fixed rates and have relatively short maturities. The average weighted maturity of loans held in the Mortgage Investment Business at December 31, 1998 was 14.06 months. As the production of fixed-rate mortgage loans increases or if maturities increase, it is anticipated that various hedging strategies will be implemented to provide protection against interest rate risks. The nature and quantity of hedging transactions will be determined by the Manager based on various factors, including market condition, the expected volume of mortgage loan originations and purchases and the period of time required to accumulate and to sell mortgage loans.

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



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                                   PERIOD FROM
                                 JANUARY 1, 1996
                               YEARS ENDED THROUGH
           DECEMBER 31, 1996, DECEMBER 31, 1997, AND DECEMBER 31, 1998

                                          December 31, 1996 December 31, 1997 December 31, 1998
                                          ----------------- ----------------- ------------------

Beginning servicing portfolio ..............   $ 4,725,895   $ 4,696,238   $ 4,915,186
Loans added to the servicing portfolio .....   $ 1,952,384   $ 3,254,256   $10,342,300

Loans sold, servicing released and principal
    paydowns (1) ...........................   $ 1,982,041   $ 3,035,308   $ 6,270,841

Ending servicing portfolio .................   $ 4,696,238   $ 4,915,186   $ 8,986,645

Number of loans serviced ...................            50            45            72
Average loan size ..........................   $    93,925   $   109,226   $   124,815

     (1) Includes normal loan payoffs, principal amortization, prepayments, less reserves and foreclosures. The Trust does not charge a prepayment penalty on its loans.

     Geographical Distribution. The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

                  December 31, 1998                       December 31, 1997                        December 31, 1996
          ---------------------------------     -------------------------------------     -----------------------------------
              Number         Percentage              Number          Percentage                Number          Percentage
  State         of               of                    of                of                      of                of
  -----
               Loans         Portfolio               Loans            Portfolio                 Loans          Portfolio
               -----         ---------               -----            ---------                 -----          ---------
   CA           69              95%                    45               100%                     49               94%
   OR            1               1%                    0                  0%                      0                0%
   UT            2               4%                    0                  0%                      1                6%

         Interest. The weighted average interest for the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1998 was 12.43%, at December 31, 1997 it was 12.32%, and at December 31, 1996 it was 12.99%.

         Maturity. The weighted average maturity of the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1998 was 14.06 months, at December 31, 1997 it was 18.75 months, and at December 31, 1996 it was 17.62 months. The following table shows the Trust's loan maturities at the dates presented.

                             December 31, 1998                    December 31, 1997                   December 31, 1996
                     ----------------------------------    --------------------------------    -------------------------------

       Terms              Amount         Percentage             Amount       Percentage             Amount       Percentage
         of                 of               of                   of              of                  of             of
       Loans               Loans          Portfolio              Loans        Portfolio             Loans         Portfolio
       -----               -----          ---------              -----        ---------             -----         ---------

0-12 months                $5,530,300           61.54%          $2,651,900          53.95%          $1,568,128         33.39%

13-24 months                1,429,900           15.91%             896,412          18.24%             918,874         19.57%

25-36 months                  824,712            9.18%             636,349          12.95%           1,321,192         28.13%

37-48 months                     None            0.00%                None          00.00%                None         00.00%

Over 48 months              1,201,733           13.37%             730,525          14.86%             888,044         18.91%
                          -----------           ------             -------          ------             -------         -----
                           $8,986,645             100%          $4,915,186            100%          $4,696,238           100%

     Delinquencies. The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                            December 31, 1998                   December 31, 1997                   December 31, 1996
                     -------------------------------    ---------------------------------    --------------------------------

       Loans                 Number   Percentage                  Number      Percentage         Number        Percentage
  Delinquent For:          of Loans   of Portfolio              of Loans    of Portfolio         of Loans      of Portfolio
  --------------           --------   ------------              --------    ------------         --------      ------------


30-59 days                        6              5%                    6              7%                  5               6%

60-89 days                        2              2%                    2              3%                  3               7%
                                                                                                                         5%%

90 days+                          3              3%                    2              6%                  2               7%
                                ---            ----                 ----            ----                ===             ====

Totals:                          11             10%                   10             16%                 10              20%


                             December 31, 1998                   December 31, 1997                   December 31, 1996
                       ------------------------------    ---------------------------------    -------------------------------
                           Number      Percentage                  Number      Percentage         Number        Percentage
                          of Loans     of Portfolio              of Loans    of Portfolio         of Loans     of Portfolio
                          --------     ------------              --------    ------------         --------     ------------

Foreclosures                       2              3%                    3              9%                  5             14%
pending:
Bankruptcies                       1              1%                    2              3%                  2              3%
                                 ===           =====                  ===            ====                ===            ====
pending:
Total
delinquencies,
foreclosures and
bankruptcies:                     14             14%                   15             28%                 17             38%


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

         EMPLOYEES

         The Trust has no employees. The Manager employs and provides all of the persons required for the operation of the Trust and its Mortgage Investment Business. At March 30, 1999, the Manager employed 12 persons plus several contract personnel. Additional employees will be required to staff the Mortgage Conduit Business. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

         The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low sale prices of the Common Stock as quoted on the American Stock Exchange were: Fourth Quarter of 1998: High-8, Low-4; First Quarter of 1999: High -5-5/8, Low-4.5. At March 31, 1999 the Trust had issued and outstanding 1,484,740 shares of the Trust's Common Stock which were issued for $11,877,920 and warrants to acquire an additional 148,474 shares of Common Stock.

         On March 22, 1999, there were approximately 153 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 139 holders of record of the Trust's Preferred Stock which is not publicly traded. The Trust believes that its Common Stock is beneficially held by an excess of 700 shareholders.

         To maintain its qualification as a REIT, the Trust has made and intends to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. the Trust declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the taxable earnings of CAFC, the financial condition of the Trust and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level for the Trust's Common Stock.

         The Trust declared and on January 15, 1998 paid its initial quarterly dividend on the Trust's Common Stock for the quarter ended December 31, 1997 at $.054 per share, which dividend covered the period from December 4, 1997 to December 31, 1997 only and did not reflect a full quarter of operations. The Trust paid quarterly dividends on the Trust's Common Stock for the quarters ending March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 at $.17 per share. The Trust during 1998 paid 12 consecutive monthly dividends on the Trust's Preferred Stock at an average of $.07 per share per month.

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

         The selected historical combined financial data set forth below for the Trust for each of the years in the period ended December 31, 1995 and the four months ended April 30, 1996 are derived from the audited financial statements of the Predecessors. The selected financial data for the eight months ended December 31, 1996 and for the years ended December 31, 1997 and December 31, 1998 are derived from audited financial statements of the Trust.

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



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                             SELECTED FINANCIAL DATA

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

Five Year Financial Summary                           Combined (Predecessors)
                                                      Year Ended December 31

                                                       1994               1995
                                                   ----------         ----------
Operations:

Revenue ..................................         $  174,997         $  489,363

Net income ...............................            147,056            414,414

Per Share Data:

Net Income

    Basic ................................               --                 --

    Diluted ..............................               --                 --

Balance Sheet Data:

Mortgage notes receivable ................         $1,889,485         $4,790,070

Total assets .............................          3,148,661          6,254,052

Total liabilities ........................             55,741            164,022

Shareholders' capital ....................          3,092,920          6,090,030


                          (continued on following page)







                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                             SELECTED FINANCIAL DATA

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

Five Year               Combined (Predecessors) Successor           Successor         Successor
Financial Summary         Four Months Ended  Eight Months Ended     Year Ended       Year Ended
                            April 30, 1996    December 31, 1996  December 31, 1997 December 31, 1998
                            --------------    -----------------  ----------------- -----------------
Operations:

Revenue .................   $   273,709      $   490,300         $   776,405         $ 1,677,233

Net income ..............       226,643          373,132             535,789         $ 1,003,706

Per Share Data:

    Basic ...............          --               --                  --                 .351

    Diluted .............          --               --                  --                 .341

Balance Sheet Data:

Mortgage notes receivable   $ 4,757,895      $ 4,696,238         $ 4,915,186         $ 8,986,645

Total assets ............     6,267,251        6,702,261          10,132,419          16,804,983

Total liabilities .......       263,316          756,073             311,096             757,532

Shareholder's capital ...     6,003,935        5,946,188           9,821,323          16,047,451



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

         On December 4, 1997 the Trust's common share offering exceeded the Minimum Subscription Amount of $4,000,000 and 522,497 common shares were issued. This was the initial offering of common shares. As of December 31, 1997 562,760 shares were outstanding, $4,051,878 of net proceeds were received and the trust recognized a $57,081 reduction of deferred offering costs. On September 30, 1998, the Common Share offering was terminated. During 1998, 921,980 Common Shares were issued and $6,638,256 of net proceeds were received and the Trust recognized a $176,050 reduction of deferred offering costs. As of December 31, 1998, 1,484,740 Common Shares were outstanding.

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

         Contingencies and Commitments.

         As of December 31, 1998, the Trust's real estate investments included one property held for sale at a capitalized cost of $149,663 and a loan portfolio of $8,986,645 consisting of seventy-two loans of which six loans totaling $717,453 or 7.98% of the portfolio were delinquent. There were two delinquent loans in process of foreclosure at December 31, 1998.

         As of December 31, 1997, the Trust's real estate investments included one property held for sale at a capitalized cost of $322,550 and a loan portfolio of $4,915,186 consisting of forty-five loans, of which four loans totaling $441,127 or 8.97% of the portfolio were delinquent. There were three delinquent loans which were in the process of foreclosure at December 31, 1997.

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

         The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, the Trust did not have any commitments to fund loans as of December 31, 1998 and December 31, 1997.

         RESULTS OF OPERATIONS

         The results of operation for the four months ended April 30, 1996 represent the combined financial statements of the Predecessors. The financial statements for the eight months ended December 31, 1996 and the year ended December 31, 1997 are the operating results of the Successor. In the comparison that follows, references to the year ended December 31, 1996 refer to the four months ended April 30, 1996 (Predecessors) and the eight months ended December 31, 1996 (Successor) added together. The operations of the Predecessors have been combined due to the common management and directors. The historical information presented herein is not necessarily indicative of future operations.

         YEAR ENDED DECEMBER 31, 1998
         COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues for the year ended December 31, 1998 increased to $1,677,233 as compared to $776,405 for 1997, primarily from the increased interest income of a larger mortgage portfolio and larger warehouse lines of credit outstanding during 1998. Other income for the year ended December 31, 1998 decreased on account of lower rental income from real estate held for sale and the elimination of portfolio loan sales.

         At year ended December 31, 1998 the mortgage notes receivable balance was $4,071,459 greater than the year ended December 31, 1997 mortgage notes receivable balance. At year ended December 31, 1998 the warehouse lines of credit balance was $2,971,141 greater than the year ended December 31, 1997 warehouse lines of credit. At year ended December 31, 1998 the real estate held for sale balance was $172,887 less than the year ended December 31, 1997 real estate held for sale balance.

         Expenses for the year ended December 31, 1998 increased to $686,708 as compared to $259,611 for the previous year. The increase in 1998 compared to 1997 is primarily due to a $205,855 provision for loan losses and loss reserves, from higher compensation of $124,978 to the Manager and higher general and administrative expenses of operating a larger enterprise. The 1998 and 1997 gain from sale of real estate held were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

         Net income for the year ended December 31, 1998 was $1,003,706. Net Income for the year ended December 31, 1996 was $535,789.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Management believes that cash flow from operations, the mortgage loans that are paid off, the disposition of real estate owned plus the extension of a $3,000,000 warehouse lines of credit with Warehouse Lending Corporation of America for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 1998

         As of January 1, 1998, the Trust had $1,748,485 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 1998 were $570,710. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's enhanced liquidity are the proceeds from the issuance of common stock. From January 1, 1998 through September 30, 1998, the Trust received net common stock proceeds of $6,638,256. Management's strategy is to invest the common stock proceeds primarily in the Trust's Mortgage Investment Business. In the interim, the Trust's has used the net proceeds of its current public offering to provide funding for the Trust's recently established Warehouse Lending Business and to invest in subordinated debt of a strategic partner mortgage banking firm which yields 15% per annum. At December 31, 1998 the Trust had $2,414,435 of warehouse facilities outstanding to CAFC, $820,100 to SCA, $1,472,564 to Equity 1-2-3, and $450,000 to CMT.

         Net cash provided by the operating activities during the twelve months ended December 31, 1998 was $1,099,341. Net income of $1,003,706 was the primary supplier of cash and the largest user of cash from operating activities was the $114,119 increase in receivables from affiliates.

         Net cash used in investing activities during the twelve months ended December 31, 1998 was $7,603,400. The principal generators of cash from investment activities were $6,270,811 provided from the repayments of mortgage notes receivable. Investments in new mortgage notes receivable utilized $10,342,300 and the previously described warehouse lines of credit extended to CAFC, SCA, Equity 1-2-3, and CMT utilized $2,971,141.

         Net cash provided by financing activities during the twelve months ended December 31, 1998 was $5,326,324. The principal source of cash from financing activities were the gross proceeds of $7,375,840 from the issuance of common stock. Dividends of $1,143,018 and organizational and offering costs of $747,406 were the leading users of cash from financing activities.

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

         Net cash provided by financing activities during the twelve months ended December 31, 1997 was $3,276,924. The principal source of cash from financing activities were the gross proceeds of $4,502,087 from the issuance of common stock. Dividends of $606,853 and organizational and offering costs of $499,161 were the leading users of cash from financing activities.

         YEAR 2000

         The Trust's primary use of software systems is for accounting and loan documentation. The Trust's software systems, local area network, and client server is widely used and is Year 2000 compliant. Therefore, management believes that the risk of Year 2000 compliance is not significant as it relates to its computer software system, network and personal computers.

         The Trust does not expect Year 2000 initiative costs to exceed $5,000.

         At this time, no estimate can be made as to any potential adverse impact from the failure of borrowers and third-party service providers and vendors to prepare for the Year 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data listed in Item 14(a)(1) are incorporated herein by reference and filed as part of this report.

         Selected Quarterly Financial Data required by Item 302(a) of Regulation S-K is set forth in the financial statements filed as part of Registrant's Form 10-Qs for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 are incorporated herein by reference and filed as part of this report.

         The unaudited 1997 and 1998 fourth quarter operating statement is presented below with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the three year period ended December 31, 1998.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended
                                                               December 31
                                                           1998           1997
                                                           ----           ----
REVENUES
     Interest income ..............................     $ 476,943     $ 147,511
     Origination income ...........................        45,270        21,163
     Other income .................................         2,950        11,465
                                                        ---------     ---------

        Total revenues ............................       525,163       180,139

EXPENSES
     Loan servicing and origination
        fees to related party .....................        28,901        46,036
     Interest expense .............................        17,596         2,456
     Provisions for loan losses ...................       170,000          --
     Operating expenses of real estate owned ......         6,061        (2,069)
     General and Administrative ...................        46,339         4,257
                                                        ---------     ---------
        Total expenses ............................       268,897        50,680

NET INCOME BEFORE GAIN
     ON REAL ESTATE OWNED .........................       256,266       129,453
GAIN ON REAL ESTATE OWNED .........................         3,181         2,325
                                                        ---------     ---------
NET INCOME ........................................     $ 259,447     $ 131,778

NET INCOME PER PREFERRED SHARE ....................     $    0.23     $    0.24

WEIGHTED AVERAGE
     PREFERRED SHARES OUTSTANDING .................       631,757       641,283

BASIC EARNINGS PER
     COMMON SHAR ..................................          .077          --

DILUTED EARNINGS PER
     COMMON SHARE .................................          .067          --

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

--------------------------------------------------------------------------------
                                    ITEM III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         DIRECTORS

         Thomas B. Swartz, 67; Chairman and Chief Executive Officer(1)

         Class I Director since 1995; current term expires in 2000; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (1994 to 1996); Chairman, Sierra Capital Acceptance (1995 to date); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980- 1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989-1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

Dennis R. Konczal, 49; President, Director and Chief Operating Officer(1)(2)

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

Douglas A. Thompson, 55; Executive Vice-President, Director and Chief Investment Officer(2)

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

Stanley C. Brooks, 49; Director(2)

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

Harvey Blomberg, 58; Director(1)(2)

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

         EXECUTIVE OFFICERS

         The following persons currently serve as executive officers of the Trust. They hold office at the discretion of the Directors.

         Name                       Age             Position

         Thomas B. Swartz           67           Chairman and Chief
                                                 Executive Officer

         Dennis R. Konczal          49           President and Chief
                                                 Operating Officer

         Douglas A. Thompson        55           Executive Vice-President
                                                 and Chief Investment Officer

         Richard J. Wrensen         43           Senior Vice President
                                                 and Chief Financial Officer

         Linda St. John             43           Operations Officer
                                                 and Secretary

         The principal occupations of the Executive officers of the Trust during the last five years or more are set forth below.

         Thomas B. Swartz, 67; Chairman and Chief Executive Officer

         Class I Director since 1995; current term expires in 2000; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (1994 to 1996); Chairman, Sierra Capital Acceptance (1995 to date); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980- 1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989-1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

Dennis R. Konczal, 49; President, Director and Chief Operating Officer

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

Douglas A. Thompson, 55; Executive Vice-President, Director and Chief Investment Officer

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

Richard J. Wrensen, 43, Senior Vice-President and Chief Financial Officer

         Senior Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra Capital Companies and its affiliates) (1997 to date); Vice-President of Finance, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. (real estate syndication and management (1981 to
1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Linda St. John, 43, Operations Officer and Secretary

     Operations Officer and Secretary,  Capital Alliance Advisors, Inc. (1995 to
date); Secretary, Sierra Capital Companies and Affiliates (1995 to date). Operations Manager, Gruen Gruen & Associates (1994- 1995); MIS Manager, Hannum Associates (1991-1993); Rochester Business Institute, A.A. Business Administration (1984).

ITEM 11.  EXECUTIVE COMPENSATION

         COMPENSATION OF OFFICERS

         The Trust has no full time employees and is managed by Capital Alliance Advisors, Inc. as Manager of the Trust under a Management Agreement which requires CAAI to pay the employment expenses of its personnel. Accordingly, no compensation was paid by the Trust to any of the named executives.

         COMPENSATION OF DIRECTORS

     Director Fees. The Trust pays each unaffiliated Director an annual fee of $5,000. In 1998 Messrs. Brooks and Blomberg each received $5,000 as a Director's fee.

     Committee and Other Meeting Fees. The Directors are also entitled to be paid $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 1998 Mr. Brooks was paid $1,400 and Mr. Blomberg was paid $1,900 in committee and other meeting fees.

     Reimbursements. All Directors are reimbursed for reasonable travel and other out of pocket expenses incurred in attending board and committee meetings.

     Such compensation and reimbursement arrangements for Directors may be changed by the Board of Directors pursuant to authority granted by the Trust's Bylaws.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares as of December 31, 1998, and as adjusted to reflect the sale of Common Shares being offered hereby, by (1) each person known to the Trust to beneficially own more than five percent of the Trust's Common Shares, (2) each Director, (3) the Trust's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners name have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                                                                 Percentage of
                                                               Shares Beneficially
                                                Number of            Owned
                                                  Shares             -----
                                               Beneficially    Before     After
                                                  Owned       Offering Offering(1)
                                                  -----       --------------------

Name of Beneficial Owner

Thomas B. Swartz (1)(4)....................       1,086           0         0
Dennis R. Konczal (4)......................           0           0         0
Douglas A. Thompson (4)....................           0           0         0
Stanley C. Brooks (2)......................           0           0         0
Harvey Blomberg............................           0           0         0
All directors and executive officers as a
  group (5 persons)........................           0           0         0
Thomas Morford (3).........................           0           0         0

--------------------

(1) Mr. Swartz owns beneficially 3,004 shares of Series A Preferred Shares as of December 31, 1998, representing less than 1% of the outstanding Series A Preferred Shares.

(2)      Mr. Brooks is the President of the Managing Dealer of the Trust's initial public offering of its common Stock.

(3) Mr. Morford owns beneficially 50,000 shares of Series A Preferred Shares as of December 31, 1996, representing 7.7% of the outstanding Series A Preferred Shares.

(4) Capital Alliance Advisors, Inc., the Trust's Manager, owns beneficially 6,437 shares of Series A Preferred Shares as of December 31, 1998 representing 1% of the outstanding Series A Preferred Shares. Messrs. Swartz, Konczal and Thompson are officers and directors of the Manager and collectively own a majority of the outstanding Common Shares of the Manager.

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

         Investment in Related Mortgage Banking Firms. The Trust, as a result of strategic investments totaling $200,000 by its predecessors, CAIT I and CAIT II, holds 20,000 Class "B" Preferred Shares of Sierra Capital Acceptance, a division of Sierra Capital Funding, LLC, a Delaware limited liability company ("SCF/LLC"). SCF/LLC in 1997 merged with Sierra Capital Acceptance, a Delaware business trust ("SCA"), in which the predecessors originally invested.). SCA is a wholesale mortgage banking firm specializing in A-, B/C credit-rated non-conforming residential mortgages. The SCF/LLC-SCA investment held by the Trust has a 15% distribution preference (which has been paid quarterly) and a liquidation preference. SCA contracts with the Manager to provide origination, underwriting, processing, funding and sale of A- and B/C credit rated non-conforming residential mortgages to CAFC and the Trust. Messrs. Swartz and Konczal are principals, directors and officers of the SCA division of SCF/LLC as well as of the Trust and its Manager.

         The Trust has also committed and made a strategic investment totaling $300,000 ($225,000 of which has been made) of subordinated debt in Equity 1-2-3, located in Laguna Hills, California. Equity 1-2- 3 is a retail mortgage banking firm specializing in A- to B/C credit-rated residential home equity mortgage loans. The Trust's investment has a 15% distribution preference and a liquidation preference. Equity 1-2-3 utilizes direct-mail advertising, the Internet and telemarketing for origination of its mortgage loans. The business of Equity 1-2-3 is similar to and may be competitive with CAFC and the Trust in the origination, purchasing and sale of A-, B/C credit-rated non-conforming residential mortgages. Messrs. Swartz and Konczal are principals, directors and officers of the Equity 1-2-3 division of SFC/LLC as well as of the Trust and Manager. SCSI Corporation, which is controlled by Messrs. Swartz and Konczal, is the Managing Member of SCF/LLC and has committed a $100,000 investment in the common shares of Equity 1-2-3, $75,000 of which has been made.

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



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements. The following Company financial statements are filed as part of this report:

         Independent Auditors' Report F-1
         Balance Sheets F-2
         Statements of Operation F-3
         Statements of Changes in Stockholders' Equity F-4-5
         Statements of Cash Flows F-6
         Notes to Financial Statements F-7

(a)(2) Financial Statement Schedules are listed in Part II - Item 8.

(a)(3)   Exhibits.

         Exhibit No.
         3.1   Charter Certificate of Incorporation and Amendment No. 1(1)
         3.2   Bylaws of the Registrant(1)
         3.3   Certificate of Amendment of Certificate of Incorporation(6)
         4.1   Form of Stock Certificate of Common Shares of the Registrant(2)
         4.2   Form of Shareholder's Warrant Agreement(4)
         4.4   Form of Common Warrant Certificate(4)
         5.1   Opinion of Ashby & Geddes(4)
         8.1   Opinion of Landels Ripley & Diamond, LLP(4)
        10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
        10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1) 10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and
               Capital Alliance Advisors, Inc.(1)
        23.1   Consent of Landels Ripley & Diamond, LLP(4)
        23.2   Consent of Novogradac & Company LLP(4)
        23.3   Consent of Ashby & Geddes(4)
        23.4   Consent of Landels Ripley & Diamond, LLP(5)
        23.5   Consent of Novogradac & Company LLP(5)
        24.1   Power of Attorney of Thomas B. Swartz(1)
        24.2   Power of Attorney of Dennis R. Konczal(1)
        24.3   Power of Attorney of Douglas A. Thompson(1)
        24.4   Power of Attorney of Stanley C. Brooks(1)
        24.5   Power of Attorney of Harvey Blomberg(1)
        24.6   Power of Attorney of Jeannette Hagey(1)
        24.7   Power of Attorney of Richard J. Wrensen(7)
        27.3 Revised Financial Data Schedule-Capital Alliance Income Trust, A Real Estate Investment Trust(3)
        28.1   Impound and Escrow Agreement(4)
        28.2   Impound and Escrow Agreement, as amended October 23, 1997(5)
------------------

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

(7) This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1998, and are incorporated by reference herein.

(b)      Reports on Form 8-K.

         None.

(c)      See a(3) above.

(d)      Financial Statement Schedules.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        Capital Alliance Income Trust, Ltd.
Dated:  April 10, 1999                  A Real Estate Investment Trust

                                        By: s/s Thomas B. Swartz
                                            --------------------------------
                                            Thomas B. Swartz
                                            Chairman and Chief
                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas B. Swartz                        Dated:       April 10, 1999
---------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer


s/s Richard J. Wrensen                      Dated:       April 10, 1999
-----------------------
Richard J. Wrensen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                       Dated:       April 10, 1999
----------------------
Dennis R. Konczal*
President and Director


/s/ Douglas A. Thompson                     Dated:       April 10, 1999
------------------------
Douglas A. Thompson*
Executive Vice-President and Director


/s/ Stanley C. Brooks                       Dated:       April 10, 1999
----------------------
Stanley C. Brooks*
Director


/s/ Harvey Blomberg                         Dated:       April 10, 1999
--------------------
Harvey Blomberg*
Director

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (see Note 1 to the financial statements) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




NOVOGRADAC & COMPANY LLP
San Francisco, California
April 6, 1999

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                                           December 31,
                                                                                  ----------------------------
                                                                                         1997            1998
                                                                                         ----            ----
ASSETS
     Cash and cash equivalents .................................................   $  1,748,485   $    570,710
     Restricted cash ...........................................................        205,356        594,693
     Accounts receivable .......................................................         95,207        193,241
     Due from affiliates .......................................................           --          103,301
     Notes receivable:
         Note receivable to related party ......................................           --          225,000
         Warehouse lines of credit to related parties ..........................      2,185,957      5,157,098
         Mortgage notes receivable .............................................      4,915,186      8,986,645
         Allowance for loan losses .............................................           --         (170,000)
                                                                                                  ------------
              Net receivable ...................................................      7,196,350     14,198,743
     Real estate owned .........................................................        322,550        149,663
     Security deposits .........................................................           --           32,133
     Investments in affiliates .................................................        469,150        831,936
     Origination costs .........................................................           --          120,217
     Organization costs (net of accumulated amortization of $11,955 at
         December 31, 1998 and $7,551 at December 31, 1997) ....................         14,478         10,346
     Deferred offering costs ...................................................        176,050           --
                                                                                   ------------   ------------

     Total assets ..............................................................   $ 10,132,419   $ 16,804,983
                                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities
         Mortgage note holdbacks ...............................................   $    205,356   $    594,693
         Due to affiliates .....................................................         82,966           --
         Other liabilities .....................................................         22,774        162,839
                                                                                   ------------   ------------
     Total liabilities .........................................................        311,096        757,532
                                                                                   ------------   ------------

     Stockholders' Equity
         Preferred  stock,  $.01 par value  (liquidation  value $9.50 per share)
         675,000 shares authorized; 641,283 shares issued; 631,757 and
         641,283 shares outstanding at December 31, 1998 and 1997 ..............          6,413          6,413
         Additional paid in capital-preferred stock ............................      5,868,711      5,868,711
         Less:  treasury stock, 9,526 shares at cost ...........................           --          (86,944)

         Common stock, $.01 par value
         5,000,000 shares authorized; 1,484,740 and 562,760 shares issued
         and outstanding at December 31, 1998 and 1997 .........................          5,628         14,847
         Additional paid in capital-common stock ...............................      3,940,571     10,244,424
                                                                                   ------------   ------------
     Total stockholders' equity ................................................      9,821,323     16,047,451
                                                                                   ------------   ------------

     Total liabilities and stockholders' equity ................................   $ 10,132,419   $ 16,804,983
                                                                                   ============   ============

                             See accompanying notes.
                                       F-2

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations


                                                    Combined
                                                 (Predecessors)              (Successor)
                                                  -----------  ---------------------------------------
                                                  Four Months  Eight Months
                                                     Ended       Ended        Year Ended   Year Ended
                                                   April 30,  December 31,   December 31, December 31,
                                                   ---------  ----------     ------------ ------------
                                                      1996       1996           1997        1998
                                                      ----       ----
REVENUES
     Interest income .........................   $  242,136   $  440,064   $  655,225   $1,243,495
     Interest income from affiliates .........        7,500       22,500       45,624      409,278
     Other income (loss) .....................       24,073       27,736       75,556       24,460
                                                 ----------   ----------   ----------   ----------
         Total revenues ......................      273,709      490,300      776,405    1,677,233
                                                 ----------   ----------   ----------   ----------

EXPENSES
     Loan servicing fees to related party ....       20,107       40,244      102,027      131,864
     Management fees to related party ........         --           --         48,343      143,484
     Interest expense ........................         --         23,932       46,060       34,607
     Provision for loan loss .................       20,000       26,448         --        205,855
     Operating expenses of real estate owned .         --           --         31,821       10,466
     Taxes ...................................         --           --          6,629       26,920
     General and administrative ..............        6,959       26,544       24,731      123,512
                                                 ----------   ----------   ----------   ----------
         Total expenses ......................       47,066      117,168      259,611      686,708
                                                 ----------   ----------   ----------   ----------

INCOME BEFORE GAIN ON REAL ESTATE OWNED
                                                    226,643      373,132      516,794    1,000,525
     Gain on real estate owned ...............         --           --         18,995        3,181
                                                 ----------   ----------   ----------   ----------

NET INCOME ...................................   $  226,643   $  373,132   $  535,789   $1,003,706
                                                 ==========   ==========   ==========   ==========


NET INCOME PER PREFERRED SHARE ...............   $    0.350   $    0.582   $    0.835   $    0.945

WEIGHTED AVERAGE PREFERRED SHARES  OUTSTANDING
                                                    646,971      641,464      641,283      626,873

BASIC EARNINGS PER COMMON SHARE ..............   $     --     $     --     $     --     $    0.351

DILUTED EARNINGS PER COMMON SHARE ............   $     --     $     --     $     --     $    0.341

WEIGHTED AVERAGE  COMMON SHARES
     OUTSTANDING - BASIC EARNINGS
     PER SHARE ...............................         --           --         45,219    1,171,733

 WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED EARNINGS
     PER SHARE ...............................         --           --         45,219    1,206,886

                             See accompanying notes.
                                       F-3

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                  Statements of Changes in Stockholders' Equity

                                   Combined
                                (Predecessors)                                             Successor
                                --------------                ------------------------------------------------------------------
                                                                                          (Preferred)
                                                                                           Additional
                                     Class A         Class B   Preferred    Preferred      Paid in         Retained
                                      Amount         Amount     Shares        Stock        Capital         Earnings          Total
                                      ------         ------     ------        -----        -------         --------          -----
BALANCE AS OF JANUARY 1, 1996 ... $ 6,087,073   $     2,957         --     $      --      $      --      $      --      $ 6,090,030
Redemption of class "A" shares ..     (44,825)         --           --            --             --             --          (44,825)
Organizational and offering costs      (5,625)         --           --            --             --             --           (5,625)
Net income, four months ended
  April 30, 1996 ................     224,376         2,267         --            --             --             --          226,643
Dividends .......................    (259,061)       (3,227)        --            --             --             --         (262,288)
                                  -----------   -----------  -----------   -----------    -----------    -----------    -----------

BALANCE AS OF  APRIL 30, 1996 ...   6,001,938         1,997         --            --             --             --        6,003,935
Exchange to preferred shares ....  (6,001,938)       (1,997)     643,730         6,437      5,997,498           --             --
Redemption of shares ............        --            --         (2,447)          (24)       (23,162)          --          (23,186)
Organizational and offering costs        --            --           --            --           (2,314)          --           (2,314)
Net income, eight months ended
  December 31, 1996 .............        --            --           --            --             --          373,132        373,132
Dividends .......................        --            --           --            --          (32,247)      (373,132)      (405,379)
                                  -----------   -----------  -----------   -----------    -----------    -----------    -----------

BALANCE AS OF DECEMBER 31, 1996 . $      --     $      --        641,283   $     6,413    $ 5,939,775    $      --      $ 5,946,188
                                                ===========  ===========   ===========    ===========    ===========    ===========

                             See accompanying notes.
                                       F-4

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                                                             Successor
                                     --------------------------------------------------------------------------------------
                                                                   (Common)                                (Preferred)
                                                                  Additional                                Additional
                                         Common       Common       Paid in       Preferred     Preferred     Paid in
                                         Shares       Stock        Capital         Shares        Stock       Capital
                                         ------       -----        -------         ------        -----       -------
BALANCE AS OF JANUARY 1, 1997 .           --     $       --     $       --           641,283   $      6,413   $  5,939,775
Issuance of common shares .....        562,760          5,628      4,496,459            --             --             --
Offering costs ................           --             --         (555,888)           --             --             --
Net income ....................           --             --             --              --             --             --
Dividends .....................           --             --             --              --             --          (71,064)
                                  ------------   ------------   ------------    ------------   ------------   ------------


BALANCE AS OF DECEMBER 31, 1997        562,760          5,628      3,940,571         641,283          6,413      5,868,711
Issuance of common shares .....        921,980          9,219      6,628,689            --             --             --
Purchase of 9,526 shares of
treasury stock ................           --             --             --              --             --             --
Offering costs ................           --             --         (185,524)           --             --             --
Net income ....................           --             --             --              --             --             --
Dividends .....................           --             --         (139,312)           --             --             --
                                  ------------   ------------   ------------    ------------   ------------   ------------


BALANCE AS OF DECEMBER 31, 1998      1,484,740   $     14,847   $ 10,244,424         641,283   $      6,413   $  5,868,711
                                  ============   ============   ============    ============   ============   ============

                                                       Successor
                                     -------------------------------------------

                                     Retained         Treasury
                                     Earnings          Stock           Total
                                     --------          -----        ---------
BALANCE AS OF JANUARY 1, 1997 .   $       --      $       --      $  5,946,188
Issuance of common shares .....           --              --         4,502,087
Offering costs ................           --              --          (555,888)
Net income ....................        535,789            --           535,789
Dividends .....................       (535,789)           --          (606,853)
                                  ------------    ------------    ------------


BALANCE AS OF DECEMBER 31, 1997           --              --         9,821,323
Issuance of common shares .....           --              --         6,637,908
Purchase of 9,526 shares of
treasury stock ................           --           (86,944)        (86,944)
Offering costs ................           --              --          (185,524)
Net income ....................      1,003,706            --         1,003,706
Dividends .....................     (1,003,706)           --        (1,143,018)
                                  ------------    ------------    ------------


BALANCE AS OF DECEMBER 31, 1998   $       --      $    (86,944)   $ 16,047,451
                                  ============    ============    ============


                             See accompanying notes.
                                       F-5

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows

                                                                      Combined
                                                                   (Predecessors)                       (Successor)
                                                                  --------------------------------------------------------------
                                                                                     Eight Months
                                                                   Four Months          Ended       Year Ended        Year Ended
                                                                       Ended         December 31,   December 31,     December 31,
                                                                  April 30, 1996        1996           1997             1998
                                                                  --------------    -------------    ---------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ................................................   $    226,643    $    373,132    $    535,789    $  1,003,706
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization ...........................................            187           3,216           4,335           4,404
       Amortization ...........................................            187           3,216           4,335           4,404
       Gain on real estate owned ..............................           --              --           (18,995)         (3,181)
       (Increase) decrease in interest receivable .............        (43,733)          7,485          14,799         (98,034)
       Accrued interest capitalized to real estate owned ......           --           (83,681)        (24,513)         (6,950)
       Provision for loan loss ................................         20,000          26,448            --           205,855
       Increase in organization costs .........................           --              --              --              (272)
       Increase in security deposits ..........................           --              --              --           (32,133)
       Increase (decrease) in due to /from affiliates .........         10,476         (40,653)        (10,476)       (114,119)
       Increase (decrease) in other liabilities ...............         (3,227)          4,762         (68,619)        140,065
                                                                  ------------    ------------    ------------    ------------
           Net cash provided by operating activities ..........        210,346         290,709         432,320       1,099,341
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in restricted cash ....................        (92,046)        121,159        (140,247)       (389,337)
    Increase (decrease) in mortgage note holdbacks ............         92,045        (121,336)        140,365         389,337
    Increase in origination costs .............................           --              --              --          (120,217)
    Increase in warehouse lines of credit .....................           --              --        (2,185,957)     (2,971,141)
    Increase in investments ...................................           --              --              --          (286,848)
    Increase in related party note receivable .................           --              --              --          (225,000)
    Return of capital on related party investment .............           --              --            19,965            --
    Investments in mortgage notes receivable ..................     (1,022,056)     (1,952,384)     (3,254,256)    (10,342,300)
    Repayments of mortgage notes receivable ...................      1,066,231       1,336,796       2,625,113       6,270,841
    Net proceeds from sale of real estate owned ...............           --           229,129         791,416          77,181
    Capital costs of real estate owned ........................           --           (50,230)        (23,956)         (5,956)
                                                                  ------------    ------------    ------------    ------------
       Net cash provided by (used in) investing activities ....         44,174        (436,866)     (2,027,557)     (7,603,440)
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Note payable to related party .............................           --              --            72,148         (72,148)
    Payment of mortgage notes payable .........................           --          (210,546)       (191,297)           --
    Redemption of shares ......................................        (44,825)        (23,186)           --              --
    Receipt of subscriptions receivable .......................        265,511            --              --              --
    Purchase of treasury stock ................................           --              --              --           (86,944)
    Proceeds from issuance of shares ..........................           --              --         4,502,087       7,375,840
    Organizational and offering costs .........................         (5,625)       (185,205)       (499,161)       (747,406)
    Common dividends paid .....................................           --              --              --          (550,484)
    Preferred dividends paid ..................................       (262,288)       (405,379)       (606,853)       (592,534)
                                                                  ------------    ------------    ------------    ------------
       Net cash provided by (used in) financing activities ....        (47,227)       (824,316)      3,276,924       5,326,324
                                                                  ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH ...............................        207,293        (970,473)      1,681,687      (1,177,775)
CASH AT BEGINNING OF PERIOD ...................................        829,978       1,037,271          66,798       1,748,485
                                                                  ------------    ------------    ------------    ------------

CASH AT END OF PERIOD .........................................   $  1,037,271    $     66,798    $  1,748,485    $    570,710
                                                                  ============    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest expense paid .....................................   $       --      $     19,554    $     43,604    $     28,224
    Taxes paid ................................................   $       --      $      2,814    $        800    $     15,238

NON-CASH INVESTING AND FINANCING ACTIVITY (See Note 3):
    Deferred offering costs accrued ...........................   $       --      $     71,589    $       --      $       --
    Deferred offering costs offset against proceeds of offering   $       --      $       --      $    555,888    $    185,524

                             See accompanying notes.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1998


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

     At midnight April 30, 1996, the Trust ("Successor") exchanged 347,715 and 296,015 Preferred Shares for all whole shares of CAIT I and CAIT II, respectively. Thereafter, all assets and liabilities of the Predecessors were transferred to the Trust.

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

3.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------

     The financial statements for the four months ended April 30, 1996 represent the combined financial statements of the Predecessors (immediately prior to the merger). The financial statements for the periods subsequent to April 30, 1996 represent the financial statements of the Trust (Successor) after the merger described in Note 1.

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

     Concentration of credit risk. The Trust holds numerous mortgage notes receivable. These notes are secured by deeds of trust on residential properties located primarily in California which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. A portion of the loan portfolio is secured by second trust deeds on real estate.

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 7). At December 31, 1998, management determined that $170,000 in loan loss reserve was appropriate.

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

   -----------------------------------------------------------------------------

     Investments. Prior to December 31, 1997, the Trust held an investment in Sierra Capital Acceptance ("SCA"). On December 31, 1997, SCA completed a tax-free merger with Sierra Capital Funding, LLC ("SCF"), a Delaware limited liability company which originates and sells residential mortgage loans, by exchanging all of the Class A and Class B shares of SCA for the common and preferred shares of the Sierra Division of SCF. SCA will continue operations as a separate operating division of SCF. The Trust holds an investment in the Sierra Division of SCF, which receive a 15% interest distribution per annum. Sierra Capital Services, Inc., a related party, owns 99% of the common shares of the Sierra Division of SCF and maintains voting control.

     Origination costs. Origination costs relating to mortgage notes receivable are deferred and recognized as an adjustment of yield over the term of the notes.

     Organizational costs. Organization costs are capitalized and amortized on a straight-line basis over five years.

     Deferred offering costs. Deferred offering costs relate to an initial public offering of common stock of the Trust during 1997 and 1998. Until the initial public offering of common stock broke impound on December 4, 1997, these costs were deferred. While the offering was underway, these costs were offset pro-rata against the proceeds from the issuance of common stock and as a reduction of stockholders' equity. Through December 31, 1997 stockholders' equity was reduced by $555,888 for deferred offering costs. The remaining deferred costs of $176,050 was offset against proceeds from the offering during 1998.

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

     State taxes. During 1998 the state of Delaware imposed a tax on the increased capitalization of the Trust. The Trust made four quarterly payments totaling $14,375. In addition, the Trust paid $863 in franchise tax to the state of California in 1998.

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes if the Trust distributes at least 100% of its taxable income to its stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to stockholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year.

   -----------------------------------------------------------------------------

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

     For the eight-month period ended December 31, 1996, the distributions per Preferred Share are allocated 87.202% as ordinary income and 12.798% as a return of capital for tax purposes. For the year ended December 31, 1997, the distributions per Preferred Share are allocated 87.673% as ordinary income and 12.327% as a return of capital for tax purposes. For the year ended December 31, 1998, the distributions per Preferred Share are allocated 100% as ordinary income for tax purposes. The distributions per Common Share are allocated 74.693% as ordinary income and 25.307% as a return of capital for tax purposes.

     Reclassifications. Certain 1997 amounts have been reclassified to conform with 1998 classifications. Such reclassifications had no effect on reported net income.

4.   Restricted cash and mortgage note holdbacks
     ----------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 1998 and 1997, mortgage note holdbacks from the consummation of mortgage loans made amounted to $594,693 and $205,356, respectively.

5.   Interest receivable
     -------------------

     Interest   receivable   consist  of  accrued  interest  on  mortgage  notes
     receivable and other amounts due from borrowers.

6.   Warehouse lines of credit to related parties
     ---------------------------------------------

     The Trust entered into a loan purchase agreement on November 1, 1997 with Sierra Capital Acceptance LLC ("SCA"), a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advances funds to SCA to acquire mortgage loans secured by real estate. The Trust then acquires all of SCA's right, title and interest in such loans. SCA must reacquire the loans from the Trust at a preset price. As of December 31, 1998 and 1997, the Trust advanced to SCA $820,100 and $1,468,200, respectively. Annual interest per annum on this warehouse line of credit is at prime plus one half of one percent for the first 60 days and prime plus four percent after 60 days. Interest is payable monthly. The Trust earned interest in the amount of $55,343 during 1998, of which $18,723 was outstanding as of December 31, 1998.

     The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC must reacquire the loans from the Trust at a preset price. As of December 31, 1998 and 1997, the Trust advanced to CAFC $2,414,435 and $717,757, respectively. Annual interest per annum on this warehouse line of credit is equal to the interest rate of the mortgage loans pledged and is payable monthly. The Trust earned interest in the amount of $187,316 during 1998, of which $65,400 was outstanding as of December 31, 1998.

     The Trust entered into a loan purchase agreement on February 1, 1998 with Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advances funds to Equity 1-2-3 to acquire mortgage loans secured by real estate. The Trust then acquires all of Equity1-2-3's right, title and interest in such loans. Equity 1-2-3 must reacquire the loans from the Trust at a preset price. As of December 31, 1998, the Trust advanced to Equity 1-2-3 $1,472,563 of funds. Annual interest per annum on this warehouse line of credit is at prime plus one percent for the first 60 days and prime plus four percent after 60 days. Interest is payable monthly. The Trust earned interest in the amount of $92,026 during 1998, of which $37,360 was outstanding as of December 31, 1998.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust ("CMT"). Under the terms of the agreement, the Trust advances funds to CMT to acquire mortgage loans secured by real estate. The Trust then acquires all of CMT's right, title and interest in such loans. CMT must reacquire the loans from the Trust at a preset price. As of December 31, 1998, the Trust advanced to CMT $450,000 of funds. Annual interest per annum on this warehouse line of credit is equal to the interest rate of the mortgage loans pledged and is payable monthly. The Trust earned interest in the amount of $22,093 during 1998, all of which was outstanding as of December 31, 1998.

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

     A reconciliation of mortgage notes receivable is as follows:

                                            Combined
                                          (Predecessors)                         (Successor)
                                             April 30,        December 31,      December 31,       December 31,
                                                1996               1996              1997                1998
                                          ----------------    -------------     ---------------    ---------------
       Balance, beginning of period      $       4,790,070    $   4,725,895     $     4,696,238    $     4,915,186
       Additions during period:
          New mortgage loans                     1,022,056        1,952,384           3,254,256         10,342,300
       Deductions during period:
          Collections of principal               1,086,231        1,336,796           2,405,113          5,997,178
          Foreclosures, net of reserve                 ---          645,245             410,195            273,663
          Cost of mortgages sold                       ---              ---             220,000                ---
                                          ----------------    -------------     ---------------    ---------------
       Balance, close of period           $      4,725,895    $   4,696,238     $     4,915,186    $     8,986,645
                                          ================    =============     ===============    ===============


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1998




7.   Mortgage notes receivable (continued)
     ------------------------------------

     The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on single family residences. The following is a summary of the Trust's mortgage notes receivable at December 31, 1998.

                                                                                                                    Principal amount
                                                                            Monthly                         Carrying   of loans with
                                                              Final         payment  Prior  Face amount of  amount        delinquent
Principal outstanding                    Interest rate    maturity date      terms   liens   mortgage(s)   of mortgage(s) principal
---------------------                    -------------    -------------- ---------- ------- -----------    -----------   or interest
                                                                                                                          (Note A)
                                                                                                                      --------------
Individual loans greater than
$269,599 (3% of total mortgage
notes receivable of $8,986,645): ......       12.50%          04/01/00      $ 3,620  First  $  347,500   $  347,500   $       --
                                              12.00%          09/01/99      $ 3,410   None     341,000      341,000           --
                                              12.50%          07/01/99      $ 3,125  First     300,000      300,000           --
Loans from $200,000-$269,599 ..........  8.0% to 13.75%     0 to 58 months                   2,370,950    2,370,950      250,000
Loans from $100,000-$199,999 ..........  10.0% to 13.5%     0 to 58 months                   4,023,600    4,023,600      359,600
Loans from $50,000-$99,999 ............  11.0% to 16.0%     0 to 53 months                   1,178,250    1,178,250       67,900
Loans from $18,650-$49,999 ............  11.75% to 15.0%    2 to 51 months                     425,345      425,345       39,953
                                                                                            ----------   ----------   ------------

 Total Mortgage Notes Receivable at December 31, 1998                                       $8,986,645   $8,986,645   $    717,453
                                                                                            ==========   ==========   ============


(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 1998, there were five loans totaling $467,453 of principal and $22,122 of interest that were 90 to 180 days delinquent on interest payments. One loan with the principal amount of $250,000 and $34,075 of interest has been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that in all instances the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                                      F-13

8. Loan loss reserve
   ------------------

     The Trust measures impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes $170,000 of loan loss reserve is adequate to reflect the probable impairment in all receivable as of December 31, 1998.

     Activity in the loan loss reserve was as follows:

                                            Combined
                                          (Predecessors)                          (Successor)
                                              April 30,        December 31,     December 31,      December 31,
                                                1996               1996              1997                1998
                                          ----------------    -------------     ---------------    ---------------
       Balance, beginning of period       $         12,000    $      32,000     $           ---    $           ---
       Provision for loan loss                      20,000           26,448                 ---            170,000
       Transfer to foreclosed asset                    ---         (58,448)                 ---                ---
                                          ----------------    -------------     ---------------    ---------------
       Balance, end of period             $         32,000    $         ---     $           ---    $       170,000
                                          ================    =============     ===============    ===============

9.   Real estate owned
     -----------------

     During 1996 the Trust foreclosed on five mortgage notes receivable and sold one of the foreclosed properties in October 1996. During 1997 the Trust foreclosed on three mortgage notes receivable, sold three properties and contributed three properties to capitalize CAFC. At December 31, 1997, the Trust owned one property. During 1998 the Trust foreclosed on three mortgage notes receivable, sold one property and contributed two properties to capitalize CAFC. At December 31, 1998, the Trust owned one property. The following table shows the cash and non-cash activities in the real estate owned account.

     As of January 1, 1997 the Trust held mortgage notes payable totaling $578,395. The notes are secured by residential properties with interest accruing at 8.25% to 8.95% per annum. During 1997 one loan of $91,297 was paid in full upon the sale of the real estate owned and the remainder of $487,098 was contributed to capitalize CAFC. There was no mortgage note payable in 1998.

      -----------------------------

     A reconciliation of real estate owned is as follows:

                                                                            1996           1997           1998
                                                                            ----           ----           ----

     Real estate owned at beginning of year                             $         ---  $   1,312,520    $   322,550
     Foreclosed mortgage notes, net of reserve (non-cash)                     618,797        410,195        273,663
     Accrued interest capitalized (non-cash)                                   83,681         24,513          6,950
     Mortgage notes payable (non-cash)                                        578,395        195,728        292,949
     Mortgage notes payable (cash paid)                                       210,546        100,000            ---
     Capital costs of real estate owned (cash paid)                            50,230         23,956          5,956
     Gain on sale (non-cash)                                                      ---         18,995          3,181
                                                                        -------------  -------------    -----------
                                                                            1,541,649      2,085,907        905,249
                                                                        -------------  -------------    -----------
     Less: Proceeds from sale of real estate owned (net of closing costs of $2,819, $24,584 and $25,871 in 1998, 1997 and 1996,
     respectively)                                                            229,129        791,416         77,181
     Book value of properties transferred to CAFC (non-cash)                      ---        971,941        678,405
                                                                        -------------  -------------    -----------
                                                                              229,129      1,763,357        755,586
                                                                        -------------  -------------    -----------

     Real estate owned at end of year                                   $   1,312,520  $     322,550    $   149,663
                                                                        =============  =============    ===========

10.  Gain on real estate owned
     -------------------------

     Three real estate properties were sold during 1997 for a combined gain of $18,995. One real estate property was sold during 1998 for a gain of $3,181.


11.  Investment in affiliates
     ------------------------

     On April 11, 1997 the Trust formed a non-qualified REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"), to conduct its planned mortgage conduit business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock) which constitute a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC under the equity method.

     CAFC commenced operations in the second quarter of 1997. To capitalize CAFC, the Trust contributed three real estate properties with a net carrying amount of $289,114 (fair value of $971,941 less the corresponding mortgage loans of $682,827) in 1997. In 1998, the Trust contributed two real estate properties net of liabilities equal to $385,940 (book value of $678,405 less adjustment of $35,855 and the corresponding mortgage loans of $256,610).
                                      F-15

     ------------------------------------

                                        CAPITAL ALLIANCE FUNDING CORPORATION

                                                  1997            1998
                                                  ----            ----

     Total assets                              $  1,521,158   $   5,144,909
                                               ============   =============

     Total liabilities                         $  1,252,008   $   4,512,973

     Total stockholders' equity                     269,150         631,936
                                               ------------   -------------

     Total liabilities and equity              $  1,521,158   $   5,144,909
                                               ============   =============

     Revenue                                   $    111,725   $    496,433
     Expenses                                       (95,278)      (435,924)
     Other income and expenses
          Loss on sale of assets                    (16,447)       (83,663)
                                               ------------    -----------
     Net income (loss)                         $        ---    $   (23,154)
                                               ============    ===========

     As described in Note 3, the Trust also holds an investment in preferred shares of Sierra Capital Acceptance, a division of Sierra Capital Funding LLC, totaling $200,000 and receives distribution equal to 15% return per annum. For the four months ended April 30, 1996, the Predecessors received guaranteed distribution of $7,500 from this investment. For the eight months ended December 31, 1996, the Trust earned interest of $22,500 from this investment. For each of the years ended December 31, 1998 and 1997, the Trust earned $30,000 from this investment. Distributions are reported as interest.

12.  Related party transactions
     --------------------------

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

     The Manager is entitled to a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $143,484 and $48,343 for the year ended December 31, 1998 and 1997, respectively.

     --------------------------------------

     Also, the Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. Prior to February 12, 1997, the Manager received a loan origination and servicing fee equal to 0.083% of the monthly (1% annually) value of all assets less liabilities and reserves. During the four months ended April 30, 1996, the Predecessors paid $20,107 to the Manager. During the eight months ended December 31, 1996, the Trust paid $40,244 to the Manager. For the years ended December 31, 1998 and 1997, the Trust paid a loan servicing fee of $63,020 and $102,027 to the Manager, respectively. As of December 31, 1998, the Trust capitalized $120,217 of loan origination fees.

     Additionally, the Predecessors paid the Manager for organizing the business and marketing their securities. For the four months ended April 30, 1996, the Predecessors paid $5,625 to the Manager. For the eight months ended December 31, 1996, the Trust paid $2,314 to the Manager for liabilities incurred by the Predecessors.

     As of December 31, 1997, the Trust had a note payable of $72,148 to a related party that accrued interest at 11.5% per annum. During the year ended December 31, 1997 the Trust paid $2,456 of interest related to this note. The note was repaid during 1998.

     During 1998, the Trust advanced $225,000 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as a note receivable. The note bears interest at 15 percent per annum and interest is payable quarterly. $22,500 of interest was earned and received from this note in 1998.

     On occasions the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 1998, the Trust had a receivable of $7,500 from Sierra Capital Acceptance, a payable of $36,756 to Capital Alliance Funding Corporation, and a payable of $11,018 to the Manager. As of December 31, 1997, the Trust had a receivable of $2,500 from Sierra Capital Acceptance, a receivable of $34,029 from Capital Alliance Funding Corporation, a payable of $39,465 to the Manager, and a payable of $7,882 to Calliance Mortgage Trust.

     As described in Note 6, the Trust advanced $2,185,957 of funds under warehouse lines of credit to related parties and earned interest of $15,624 on such financing for the year ended December 31, 1997. For the year ended December 31, 1998, the Trust advanced $5,157,098 of funds under warehouse lines of credit to related parties and earned interest of $356,778 on such financing.

13.  Preferred, common and treasury stock
     ------------------------------------

     The Preferred Shareholders are entitled to a distribution preference in an amount equal to an annualized return on the net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month) equal to the lesser of 10.25% or 150 basis points over the Prime Rate.

     ------------------------------------------------

     After declaring dividends for a given month to the Preferred Shareholders in the amount of the distribution preference, no further distributions may be declared on the Preferred Shares for the month until the distributions declared on each Common Share for that month equals the distribution preference for each Preferred Share for such month. Any additional
     distributions   generally  will  be  allocated  such  that  the  amount  of distributions per share to the Preferred Shareholders and Common Shareholders for the month are equal. The distribution preference of the Preferred Shares is not cumulative.

     Preferred Shareholders are entitled to receive all liquidating distributions until they have received all amount equal to their aggregate adjusted net capital contribution. Thereafter, Common Shareholders are entitled to all liquidation distributions until the aggregate adjusted net capital contributions of all Common Shares has been reduced to zero. Any subsequent liquidating distributions will be allocated among Common Shareholders and Preferred Shareholders pro rata.

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

     The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common and/or Preferred Shares or the exercise of warrants and to prohibit the transfer of shares to persons that would result in a violation of the Trust's shareholding requirements. In addition, the Bylaws provide that no shareholder may own more than 9.8% of the total outstanding shares after the conclusion of the initial public offering of Common Shares.

     One Shareholder Warrant was issued for every 10 Common Shares purchased. Each Shareholder Warrant entitles the holder to purchase one Common Share. The exercise price for each Shareholder Warrant is $5.60, which may be exercised during the 25th through the 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of shares which may be purchased upon the exercise of the Warrants will be adjusted should certain events occur (i.e. stock dividends, split-ups, combinations and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation or disposition of all or substantially all of the Trust's assets. Warrant holders do not have the rights of a shareholder and they are not entitled to participate in a distribution of the Trust's assets in a

     ------------------------------------------------

     liquidation, dissolution or winding up of the Trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a Warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

     Under the 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, options for the purchase of a total of 150,000 Common Shares of the Trust were granted effective September 30, 1998. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date six (6) months after the date of the grant. The initial options for the purchase of 75,000 Common Shares can be exercised at $8.00 per share. The options for the purchase of remaining 75,000 of Common Shares can be exercised at the closing price of the Trust's Common Shares on the American Stock Exchange on April 1, 1999, which was $4.50 per share.

     During 1998, the Trust purchased 9,526 preferred shares as treasury stock. The purchase was recorded at cost and as a reduction to preferred shares and additional paid in capital from preferred shares.

14.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share.

                                                         Combined
                                                      (Predecessors)                  (Successor)
                                                      --------------   ------------------------------------------------
                                                      Four Months      Eight Months
                                                         Ended             Ended          Year Ended       Year Ended
                                                     April 30, 1996    December 31,     December 31,      December 31,
                                                           1996              1997             1998
                                                                           ----              ----             ----
    Numerator:
      Net income                                      $   226,643        $    373,132    $     535,789     $   1,003,706
      Preferred dividends attributable
            to income                                     226,643             373,132          535,789           592,534
                                                      -----------        ------------    -------------     -------------
      Numerator for basic and diluted
           earnings per share-   income
      available to  common stockholders               $       ---        $        ---    $         ---     $     411,172
                                                      ===========        ============    =============     =============
      Denominator:
           Basic weighted average                             ---                 ---           45,219         1,171,733
      shares
           Effect of dilutive warrants                        ---                 ---              ---            35,153
                                                      -----------        ------------    -------------     -------------
           Diluted weighted average shares                    ---                 ---           45,219         1,206,886
                                                      ===========        ============    =============     =============

      Basic earnings  per common share                        ---                 ---              ---     $       0.351
                                                      ===========        ============    =============     =============
      Diluted earnings  per common share                      ---                 ---              ---     $       0.341
                                                      ===========        ============    =============     =============


15.  Year 2000
     ---------

     The worldwide challenge facing organizations commonly referred to as the Year 2000 (Y2K) issue is a result of problems that may be encountered with date-related transactions on systems that have historically recognized years using two digits versus four digits (i.e., 98 rather than 1998). These systems will potentially recognize "00" as the year 1900 instead of 2000. On the surface the Y2K problem sounds simple enough; however, the implications of this problem are far reaching and could impact a broad range of business services and activities.

     Like other organizations and individuals around the world, the Trust and its operations could be adversely affected if the computer systems it uses and those used by significant third parties (e.g., vendors, customers, third party administrators, etc.) do not properly process and calculate date-related information and data. Management is assessing its computer systems and business processes and intends to initiate actions to address the Y2K needs of the Trust as they are identified.

     Management is also assessing the actions being taken by third parties that are significant to its business. At this time, management is not able to determine the impact, including the costs of remediation, of the Y2K issue on the Trust. Management intends to fund the costs of needed Y2K efforts from cash flows from operations and these costs will be expensed as incurred.