Form 10-Q
period 1999-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1999-05-20
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







                                  May 20, 1999



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Capital Alliance Income Trust Ltd., A Real Estate Investment Trust SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended March 31, 1999. If you have any questions, please do not hesitate to call.

                                                     Very truly yours,

                                                     /s/ Richard J. Wrensen
                                                     ----------------------
                                                     Richard J. Wrensen
                                                     Chief Financial Officer

Enclosures

cc:      Stephen C. Ryan, Esq.



50 California Street, Suite 2020 - San Francisco, CA 94111 - (415) 288-9575 - fax (415) 288-9590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

             (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For
                    the quarterly period ended March 31, 1999

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

                                    Yes    _X_        No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1999, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $5,938,960. At that date 1,484,740 shares of common stock were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                            CAPITAL ALLIANCE INCOME TRUST LTD.,
                                              A REAL ESTATE INVESTMENT TRUST

                                                      Balance Sheets

                                                                               (Unaudited)       (Audited)
                                                                              March 31, 1999  December 31, 1998
                                                                              --------------  -----------------
ASSETS
      Cash and cash equivalents ...........................................   $    477,896    $    570,710
      Restricted cash .....................................................        519,535         594,693
      Accounts receivable .................................................        178,435         193,241
      Due from affiliates .................................................        249,661         103,301
      Notes receivable:
           Note receivable to related party ...............................        247,500         225,000
           Warehouse lines of credit to related parties ...................      4,449,564       5,157,098
           Mortgage notes receivable ......................................     10,067,464       8,986,645
           Allowance for loan losses ......................................       (202,500)       (170,000)
                                                                              ------------    ------------
                Net receivable ............................................     14,562,028      14,198,743
      Real estate owned ...................................................        447,704         149,663
      Security deposits ...................................................         37,990          32,133
      Investments in affiliates ...........................................        674,121         831,936
      Origination costs ...................................................        120,217         120,217
      Organization costs (net of accumulated amortization of $13,056 at
              March 31, 1999 and $11,955 at December 31, 1998) ............          9,245          10,346
                                                                              ------------    ------------

      Total assets ........................................................   $ 17,276,832    $ 16,804,983
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks ........................................   $    519,935    $    594,693
           Other liabilities ..............................................        211,700         162,839
           Mortgage notes payable .........................................        745,950               0
                                                                              ------------    ------------
      Total liabilities ...................................................      1,477,585         757,532
                                                                              ------------    ------------

      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value $9.50 ......          6,413           6,413
                      per share); 675,000 shares authorized; 641,283 shares
                  issued and 631,757 outstanding at March 31, 1999 and
                      December 31, 1999
            Additional paid in capital -preferred stock ...................      5,868,711       5,868,711
            Less: treasury stock, 9,526 shares at cost ....................        (86,944)        (86,944)

            Common stock, $.01 par value; 5,000,000 shares ................         14,847          14,847
                    authorized ; 1,484,740 shares issued and outstanding
                    at March 31, 1999 and December 31,1998
            Additional paid in capital - common stock .....................      9,996,220      10,244,424
                                                                              ------------    ------------

      Total stockholders' equity ..........................................     15,799,247      16,047,451
                                                                              ------------    ------------

      Total liabilities and stockholders' equity ..........................   $ 17,276,832    $ 16,804,983
                                                                              ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          1999            1998
                                                          ----            ----
REVENUES
    Interest income ............................    $   398,440     $   258,560
    Interest income from affiliates ............    $   118,444     $    61,467
    Investment income from affiliates ..........    $  (150,315)    $   (36,295)
    Other income ...............................          4,888           8,772
                                                    -----------     -----------
        Total revenues .........................        371,457         292,504
                                                    -----------     -----------

EXPENSES
    Loan servicing fees to related party .......         75,609          48,810
    Management fees to related party ...........         38,233          25,182
    Interest expense ...........................         39,950            --
    Provision for loan losses ..................         32,500            --
    Operating expenses of real estate owned ....          5,620           2,890
    Taxes ......................................          5,300          10,436
    General and administrative .................         30,854          26,052
                                                    -----------     -----------
          Total expenses .......................        228,066         113,370
                                                    -----------     -----------

NET INCOME .....................................    $   143,391     $   179,134
                                                    ===========     ===========



PREFERRED DIVIDENDS ............................    $   138,789     $   152,304


BASIC EARNINGS PER  COMMON SHARE ...............    $     0.003     $     0.039



DILUTED EARNINGS PER  COMMON SHARE .............    $     0.003     $     0.035



WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC EARNINGS PER SHARE .....      1,484,740         687,949

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED EARNINGS PER SHARE ...      1,484,740         756,744


                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                      1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income ............................................   $   143,391    $   179,134
      Adjustments to reconcile net income to net cash
        Amortization ........................................         1,101          1,101
        Gain (loss) on real estate owned ....................          --             --
        (Increase) decrease in  accounts receivable .........        14,806        (29,602)
        Provisions for loan loss ............................        32,500           --
        Increase in organization costs ......................          --             --
        Increase (decrease) in security deposits ............        (5,857)          --
        Increase (decrease) in due to affiliates ............      (146,360)       (74,124)
        Increase (decrease) in other liabilities ............        48,861         54,600
                                                                -----------    -----------
          Net cash provided by (used in) operating activities        88,442        131,109
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash ................        75,158       (171,515)
      Increase (decrease) in mortgage note holdbacks ........       (75,158)       171,515
      Increase (decrease) in origination costs ..............          --             --
      (Increase) decrease in warehouse lines of credit ......       707,534        262,258
      (Increase) in investments .............................       157,815         43,795
      Increase in related party note receivable .............       (22,500)      (225,000)
      Investments in mortgage notes receivable ..............    (3,408,469)    (3,191,883)
      Repayments of mortgage notes receivable ...............     2,043,576        713,842
      Net proceeds from sale of real estate owned ...........          --             --
      Capital costs of foreclosed property ..................       (13,967)          --
                                                                -----------    -----------
        Net cash provided by (used in) investing ............      (536,011)    (2,396,988)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Note payable to related party .........................          --          (72,148)
      Redemption of shares ..................................          --             --
      Proceeds from issuance of shares ......................          --        2,116,320
      Proceeds of mortgage notes payable ....................       745,950           --
      Organizational and offering costs .....................          --         (218,802)
      Preferred dividends paid ..............................      (138,789)      (152,304)
      Common dividends paid .................................      (252,406)       (30,492)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities .       354,755      1,714,721
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................       (92,814)      (551,158)
CASH AT BEGINNING OF PERIOD .................................       570,710      1,748,485
                                                                -----------    -----------

CASH AT END OF PERIOD .......................................   $   477,896    $ 1,197,327
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid .................................   $    39,922           --
      Taxes paid ............................................   $       800           --

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)


1.    Organization
      ------------

      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 to facilitate the combination of the mortgage investment operations of Capital Alliance Income Trust I, a Delaware business trust, and Capital Alliance Income Trust II, a Delaware business trust. CAIT I and CAIT II were both privately-held mortgage investment trusts which invested primarily in loans secured by deeds of trust on one-to-four unit residential properties. The Manager, Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's loans.

      Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a"best efforts" offering of up to 1,500,000 common shares at $8.00 per share and warrants to purchase an additional 150,000 common shares at $5.60 per share. On September 30, 1998 the offering closed and a total of 1,484,700 common shares were issued.



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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 filed pursuant to 15d-2 on Form 10-K with the Securities and Exchange Commission.

      The unaudited interim financial statements for the three months ended March 31, 1998 and March 31, 1999 represent the the financial statements of the Trust.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

3.    Summary of significant accounting policies
      ------------------------------------------

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the accounts reported in financial statements and the accompanying notes. Actual results could differ from those estimates.

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

     Concentration of credit risk. The Trust holds numerous mortgage notes receivable. These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the portfolio may be affected by changes in the economy or other conditions of the geographic area. A portion of the portfolio is secured by second trust deeds on real estate.

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of March 31, 1998 and March 31, 1999 the loan loss reserves were $0 and $202,500, respectively.

     Investments. Prior to December 31, 1997 the Trust held an investment in Sierra Capital Acceptance ("SCA"). On December 31, 1997 SCA completed a tax free-merger with Sierra Capital Funding, LLC ("SCF"), a Delaware Limited Liability Company which originates and sells residential mortgages, by exchanging all the Class A and Class B shares of SCA for the Sierra common and preferred shares of SCF. SCA will continue operations as a separate operating division of SCF. The Trust owns 100% of the non-voting Sierra preferred shares of SCF. SCF-Sierra Preferred shares receive a 15% interest per annum. Sierra Capital Services, Inc., a related party, owns 99% of the Sierra common shares of SCF and maintains voting control.

     On April 11, 1997 the Trust formed its non-qualified REIT subsidiary Capital Alliance Funding Corporation ("CAFC") to conduct its mortgage conduit business. The Trust owns 100% of the outstanding Series "A"
     Preferred stock (2,000 shares of non-voting stock) in CAFC, which constitute a 99% economic interest in CAFC. The Trust's Manager owns 100% of the Common Shares (1,000 shares) of CAFC, which constitute a 1% economic interest and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale and services for CAFC. The Trust accounts for its investment in CAFC under the equity method. 7

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes , under Sections 856 through 860 of the Internal revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust will not be subject to federal corporate income taxes, if the Trust distributes at least 95% of its taxable income to its shareholders. To qualify as a REIT, the trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trusts organization, sources of income, nature of assets, and distribution of assets to shareholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements and certain asset tests at the close of each quarter of its taxable year.

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

     For the three-month period ended March 31, 1998, the distributions per preferred share are allocated 100% as ordinary income and the common share distribution is allocated 95% ordinary income and 5% as a return of capital for tax purposes. For the period ended March 31, 1999, the distributions per preferred share are allocated 100% ordinary income and the common share distribution is allocated 15% ordinary income and a 85% return of capital for tax purposes.

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

     Origination costs. Origination costs relating to mortgage notes receivable are deferred and recognized as an adjustment to yield over the term of the notes.

     Organizational costs. Organization costs are capitalized and amortized on a straight-line basis over five years.

     Deferred offering costs. Deferred offering costs relate to the "best efforts" offering of common stock. While the offering was underway, these costs were offset pro-rata against the proceeds from the issuance of common stock and as a reduction of stockholder's equity.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

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

      Reclassifications. Certain 1998 amounts have been reclassified to conform with 1999 classifications.Such reclassifications had no effect on reported net income.


4.    Restricted cash and mortgage note holdbacks
      --------------------------------------------

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of March 31, 1998 and March 31, 1999, mortgage note holdbacks from the consummation of mortgage loans made amounted to $ 594,693 and $519,535 respectively.


5.    Mortgage notes receivable
      -------------------------

      Mortgage notes receivable represent home equity loans secured by residential real estate. At their original origination, all loans have a combined loan-to-value of not more than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

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


7.    Mortgage notes payable
      ----------------------

      As of March 31, 1998 the Trust held no mortgage notes payable. As of March 31, 1999 the Trust, through a warehouse line of credit issued to CAFC has borrowed $745,950 to finance a portion of its mortgage notes receivable.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Asset") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $25,182 and $38,233 for the three months ended March 31, 1998 and March 31, 1999, respectively.

     The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the trust computed at the end of each month. The Trust paid the Manager a loan origination and servicing fee of $48,810 and $75,609 for the three months ended March 31, 1998 and March 31, 1999, respectively.

     The Manager also receives incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of March 31, 1998 and March 31, 1999 no incentive compensation was paid.

     As described in Note 3, the Trust holds an investment in Sierra Capital Funding and receives a 15% guaranteed return per annum. For each three months ended March 31, 1998, and March 31, 1999 the Trust earned interest of $7,500 from the investment.

     As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation. For the three months ended March 31, 1998 and March 31, 1999 the Trust was allocated losses of $43,795 and 157,815, respectively. $25,628 of the subsidiaries 1998 loss resulted from a loss on the disposition of real estate owned. The 1999 loss is attributable to the expansion of the subsidiaries wholesale loan origination capacity.

     On February 1, 1998 , the Trust advanced $225,000 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as a related party note receivable. The note bears interest at 15% per annum and interest is payable quarterly. As of March 31, 1998 $5,625 was earned on this note. On February 10, 1999 the Trust advanced an additional $22,500 to Equity 1-2-3. For the period ending March 31, 1999 the Trust has not recognized any interest from this note.

     As of December 31, 1997 , the Trust had a note payable of $72,148 to a related party that accrued interest at 11.5% per annum. The note and the accrued interest was repaid prior to March 31, 1998.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

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

     Preferred Shares are entitled to receive all liquidating distributions until they have received an amount equal to their aggregate adjusted net capital contribution. Thereafter, Common Shareholders are entitled to all liquidation distributions until the aggregate adjusted net capital contributions of all Common Shares has been reduced to zero. Any subsequent liquidating distributions will be allocated among the holders of the Common Shares and Preferred Shares pro rata.

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

     The trust has the power to redeem or prohibit the transfer of a sufficient number of common and/or Preferred shares or the exercise of warrants and to prohibit the transfer of shares to persons that would result in violation of the Trust's share holding requirements. In addition, the Bylaws provide that no shareholder may own more than 9.8% of the total outstanding shares after the conclusion of the initial public offering of Common Shares.

     One Shareholder Warrant was issued for every 10 Common Shares purchased. Each shareholder Warrant entitles the holder to purchase one Common Share. The exercise price foe each Shareholder warrant is $5.60, which may be exercised during the 25th through 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of which may be purchased upon exercise of the Warrants will be adjusted should certain events occur (i.e. stock dividends, split-ups, combinations, and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation, or disposition of all or substantially all of the Trust's assets. Warrant holders do not have the rights of a shareholder and they are not entitled to participate in a distribution of the trust's

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

     assets in a liquidation, dissolution, or winding up of the trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

     Under the 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by the stockholders, options for the purchase of a total of 150,000 common shares of the Trust were granted effective September 30, 1998. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date six (6) months after the date of the grant. The initial options for the purchase of 75,000 common shares can be exercised at $8.00 per share. The options for the purchase of the remaining 75,000 of common shares can be exercised at the closing price of the Trust's common shares on the American Stock Exchange on April 1, 1999, which was $4.50 per common share..

     During 1998 the Trust's net purchase of treasury preferred stock was 9,526. The purchases were recorded at cost and as a reduction to preferred shares and additional paid in capital from preferred shares. No additional common or preferred shares were purchased for the treasury as of March 31, 1999.


10.  Earnings per share
     ------------------

      The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                                    March 31, 1998  March 31, 1999
                                                       ----------     ----------
      Numerator:
            Net income ...........................     $  179,134     $  143,391
            Less: Preferred Dividend .............     $  152,304     $  138,789
                                                       ----------     ----------

Numerator for basic and diluted
earnings per share ...............................     $   26,830     $    4,602
                                                       ----------     ----------

Denominator:
            Basic weighted average shares ........        687,949      1,484,700
            Effect of dilutive warrants ..........         68,795              0
                                                       ----------     ----------
            Diluted weighted average shares ......        756,744      1,484,700
                                                       ----------     ----------

Basic earnings per common share ..................     $    0.039     $    0.003
                                                       ----------     ----------
Diluted earnings per common share ................     $    0.035     $    0.003
                                                       ----------     ----------

                                     PART I
                                     ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust") dated herein were prepared from the unaudited books and ledgers of the Trust.

General

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

      Management believes there is increased demand for high-yielding non-conforming mortgage loans caused by a demand by investors for higher yields due to low interest rates over the past few years and securitization of high-yielding non-conforming mortgage loans by the investment banking industry.

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

      Commitments and Contingencies. As of March 31, 1999, the Trust's loan portfolio included total loans of $10,067,464 of which $1,472,203 representing 14.6% of the loan portfolio were delinquent over sixty days. There were 5 delinquent loans which were in the process of foreclosure at March 31, 1999. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans, if it is necessary to foreclose upon the mortgage loans due to the Trust. Management's estimate is based on a discounted sales price of the property less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 1999 and March 31, 1998.

Results of Operations

      The historical information presented herein is not necessarily indicative of future operations.

      Three months ended March 31, 1999 and 1998. Revenues for the first quarter increased to $371,457 as compared to $292,504 for the same period in the previous year. The increase in revenue in the three month period in 1999 was primarily due to interest income received from borrowers and affiliates due to larger loan portfolio than in the same period of previous year. Investment income during 1999 also declined $114,020 due to the expansion costs of Capital Alliance Funding Corporation.

      Expenses for the first quarter 1999 increased to $228,066 as compared to $113,370 for the same period in the previous year. The increase in the three months of 1999 compared to 1998 is due to $39,850 of higher loan servicing, origination and management fees resulting from the increase in the Trust's asset value, interest expenses of $39,950 to finance a larger loan portfolio and a $32,500 reserve for loan losses.

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

 Liquidity and Capital Resources

      The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. The major portion of the proceeds from issuance of common stock in the Trust, which was completed on September 30, 1998 was invested in mortgage loans. The Trust's liquidity requirements will also be funded by periodical payoffs of existing loans which are generally short term in duration and by the sale of foreclosed properties. Restrictions on cash attributed to holdbacks do not significantly impact the Trust's liquidity.

      Net cash provided by operating activities during the three months ended March 31, 1999 and 1998 was $88,442 and $131,109 respectively.

      Net cash provided by (used in) investing activities for the three months ended March 31, 1999 and 1998 was $(536,011) and $(2,396,988), respectively. The large increase in 1999 compared to the prior period is due to increased mortgage note repayments resulting from a larger portfolio.

      Net cash provided by financing activities during the three months ended March 31, 1999 and 1998 was $354,755 and $1,714,721, respectively. The 1999 results are primarily from the proceeds of mortgage notes payable . The 1998 results are primarily from the proceeds of issuing additional common shares.

       As of March 10, 1999, CAFC entered into an agreement for a $4,000,000 warehouse line of credit which is guaranteed by the Trust. CAFC also maintains a $3,000,000 warehouse line of credit from another lender, which is also guaranteed by the Trust. The Trust has also extended a warehouse line of credit to CAFC. Management believes that cash flow from operations, the proceeds of loan repayments plus the establishment of the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

Year 2000

      The Trust's primary use of software systems is for accounting and loan documentation. The Trust's software systems, local area network, and client server are widely used in the financial services industries and are represented to be Year 2000 compliant. Therefore, management believes that the risk of Year 2000 compliance is not significant as it relates to its computer software system, network and personal computers.

      The Trust does not expect Year 2000 initiative costs to exceed $5,000.

      At this time, no estimate can be made as to any potential adverse impact from the failure of borrowers , third-party service providers and vendors to prepare for the Year 2000.

                                     PART II

                                OTHER INFORMATION


ITEM 1              LEGAL PROCEEDINGS

                    The trust is not involved in any legal proceedings at this time.

ITEM 2              CHANGES IN SECURITIES

                    There have been no changes in the outstanding securities of the Trust during the quarterly period ending March 31, 1999. The Trust's Certificate of Incorporation was amended, effective July 31, 1997, to increase the Trust's authorized capital to 5,675,000 shares, 5,000,000 of which are Common Shares, $.01 par value, and 675,000 of which are Series "A" Preferred Shares, $.01 par value

ITEM 3              DEFAULTS UPON SENIOR SECURITIES

                    Not applicable.

ITEM 4              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable

ITEM 5              OTHER INFORMATION

                    Not applicable.

ITEM 6              REPORTS ON FORM 8-K

                    On March 18, 1999 the Registrant filed Form 8-K dated February 10, 1999 and March 1, 1999 which included two (2) press releases which are incorporated herein by reference.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAPITAL ALLIANCE INCOME TRUST LTD.,
                                          A Real Estate Investment Trust



Dated:   May 20, 1999               By:     /s/ Richard J. Wrensen
                                            -------------------------------
                                                Richard J. Wrensen,
                                                Chief Financial Officer