Form 10-Q
period 1999-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1999-08-16
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







August 13, 1999



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
         ------------------------------------------------------------------
         SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended June 30, 1999. If you have any questions, please do not hesitate to call.

                                                     Very truly yours,

                                                     /s/ Richard J. Wrensen

                                                     Richard J. Wrensen
                                                     Chief Financial Officer

Enclosures

cc:      Stephen C. Ryan, Esq.



50 California Street, Suite 2020 , San Francisco, CA 94111
(415) 288-9575 o fax (415) 288-9590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

   (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   94-3240473
----------------------------------       ---------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)

      50 California Street
      Suite 2020
      San Francisco, California                          94111
----------------------------------       ---------------------------------------
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

                           Yes_X_        No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 6, 1999, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $5,196,590. At that date 1,484,740 shares of common stock were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets


                                                                               (Unaudited)      (Audited)
                                                                              June 30, 1999   December, 1998
                                                                              -------------   --------------
ASSETS
      Cash and cash equivalents ...........................................   $     11,236    $    570,710
      Restricted cash .....................................................        570,067         594,693
      Accounts receivable .................................................        244,661         193,241
      Due from affiliates .................................................         89,537         103,301
      Notes receivable:
         Note receivable to related party .................................        247,500         225,000
         Warehouse lines of credit to related parties .....................      3,771,524       5,157,098
         Mortgage notes recievable ........................................     11,949,718       8,986,645
         Allowance for loan losses ........................................       (247,500)       (170,000)
                                                                              ------------    ------------
            Net Receivable ................................................     15,721,242      14,198,743
      Real estate owned ...................................................        323,986         149,663
      Security deposits ...................................................         17,234          32,133
      Investments in affiliates ...........................................        725,702         831,936
      Origination costs ...................................................        120,217         120,217
      Organization costs (net of accumulated amortization of $14,157 at
              June 30, 1999 and 11,955 at December 31, 1998) ..............          8,144          10,346
                                                                              ------------    ------------
      Total assets ........................................................   $ 17,832,026    $ 16,804,983
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
         Mortgage note holdbacks ..........................................   $    570,067    $    594,693
         Other liabilities ................................................        205,067         162,839
         Notes payable ....................................................      1,392,771            --
                                                                              ------------    ------------
      Total liabilities ...................................................      2,167,905         757,532
                                                                              ------------    ------------

      Stockholders' Equity
         Preferred stock, $.01 par value (liquidation value $9.50 .........          6,413           6,413
              per share); 675,000 shares authorized; 641,283 shares
              issued and outstanding at June 30, 1999 and
              December 31, 1998 respectively ..............................
         Additional paid in capital-preferred stock .......................      5,868,711       5,868,711
              Less 9,526 preferred shares held in treasury ................        (86,944)        (86,944)

         Common stock, $.01 par value; 5,000,000 shares ................         14,847          14,847
              authorized ; 1,484,740 shares issued and outstanding at
              June 30, 1999 and December 31, 1998
         Additional paid in capital - common stock .......................      9,861,094      10,244,424
                                                                              ------------    ------------
      Total stockholders' equity ..........................................     15,664,121      16,047,451
                                                                              ------------    ------------
      Total liabilities and stockholders' equity ..........................   $ 17,832,026    $ 16,804,983
                                                                              ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30,                     June 30,
                                                                            1999           1998           1999           1998
                                                                            ----           ----           ----           ----
REVENUES
       Interest income ............................................   $   434,571    $   313,454    $   833,011    $   589,118
       Interest income from affiliates ............................        93,946         57,050        212,390        101,413
       Investment income from affiliates ..........................      (265,919)        (9,207)      (416,234)       (45,502)
       Other income ...............................................           548          3,150          5,436         11,922
                                                                      -----------    -----------    -----------    -----------
           Total revenues .........................................       263,146        364,447        634,603        656,951
                                                                      -----------    -----------    -----------    -----------

EXPENSES
       Loan servicing fees to related parties .....................        74,744         57,034        150,353        105,844
       Management fees to related parties .........................        37,775         32,121         76,008         57,303
       Interest expense ...........................................        44,170            638         84,120            638
       Provision for loan losses ..................................        45,000           --           77,500           --
       Operating expenses of
         real estate owned ........................................         5,213          2,961         10,833          5,851
       Taxes ......................................................         5,000          5,516         10,300         11,227
       General and administrative .................................        46,202         27,099         77,056         57,876
                                                                      -----------    -----------    -----------    -----------
             Total expenses .......................................       258,104        125,369        486,170        238,739
                                                                      -----------    -----------    -----------    -----------

Income Before Loss on Real Estate Owned ...........................   $     5,042    $   239,078    $   148,433    $   418,212
       Loss on Real Estate Owned ..................................        (1,779)          --           (1,779)          --
                                                                      -----------    -----------    -----------    -----------

NET INCOME ........................................................   $     3,263    $   239,078    $   146,654    $   418,212
                                                                      ===========    ===========    ===========    ===========



PREFERRED DIVIDENDS ...............................................   $   138,789    $   152,305    $   277,577    $   304,609


BASIC EARNINGS PER
       COMMON SHARE ...............................................   $     (0.09)   $      0.09    $     (0.09)   $      0.13

DILUTED EARNINGS PER
       COMMON SHARE ...............................................   $     (0.09)   $      0.07    $     (0.09)   $      0.12



                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                       1999           1998
                                                                       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income .............................................   $     3,263    $   418,212
      Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization .........................................         2,202          2,202
        (Increase) decrease in  accounts receivable ..........       (51,420)       (94,203)
        Increase (decrease) in loan loss reserve .............        77,500           --
        (Increase) decrease in security deposits .............        14,899           --
        Increase (decrease) in due to / due from affiliates ..        13,764       (174,861)
        Increase (decrease) in other liabilities .............        42,228         53,207
                                                                 -----------    -----------
          Net cash provided by (used in) operating activities        102,436        204,557
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash .................        24,626        (26,436)
      Increase (decrease) in mortgage note holdbacks .........       (24,626)        26,436
      (Increase) decrease in warehouse lines of credit .......     1,385,574     (2,027,833)
      (Increase) in investments ..............................       106,234       (164,493)
      (Increase) in related party note receivable ............       (22,500)      (225,000)
      Investments in mortgage notes receivable ...............    (5,428,850)    (6,038,500)
      Repayments of mortgage notes receivable ................     2,609,167      3,172,951
      Capital costs of real estate owned .....................      (174,323)          --
                                                                 -----------    -----------
        Net cash provided by (used in) investing .............    (1,524,698)    (5,282,875)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of shares ...................................          --         (448,953)
      Proceeds from issuance of shares .......................          --        4,944,320
      Proceeds of mortgage notes payable .....................     1,392,771           --
      Organizational and offering costs ......................          --         (583,308)
      Preferred dividends paid ...............................      (277,577)      (304,609)
      Common dividends paid ..................................      (252,406)      (150,001)
                                                                 -----------    -----------
        Net cash provided by (used in) financing activities ..       862,788      3,457,449
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH ..............................      (559,474)    (1,620,869)
CASH AT BEGINNING OF PERIOD ..................................       570,710      1,748,485
                                                                 -----------    -----------

CASH AT END OF PERIOD ........................................   $    11,236    $   127,616
                                                                 ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid ..................................   $    74,255    $       638
      Taxes paid .............................................   $       800    $    13,371

                 See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)

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

      The unaudited interim financial statements for the six months ended June 30, 1998 and June 30, 1999 represent the the financial statements of the Trust.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)

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

      Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of June 30, 1998 and June 30, 1999 the loan loss reserves were $0 and $247,500, respectively.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)




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

      For the six-month period ended June 30, 1998, the distributions per preferred share are allocated 100% as ordinary income and the common share distribution is allocated 76 % ordinary income and 24% as a return of capital for tax purposes. For the period ended June 30, 1999, the distributions per preferred share are allocated 81% ordinary income and 19% a return of capital and the common share distribution is allocated 100% a return of capital for tax purposes.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)


      Real estate owned. Real estate owned results from foreclosur of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. At this time senior debt to which the asset is subject is reported as mortgage payable. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate held for sale. Income and expenses related to real estate owned are recorded as other income, interest expense and general and administrative expenses on the Statements of Operations.

      Reclassifications. Certain 1998 amounts have been reclassified to conform with 1999 classifications. Such reclassifications had no effect on reported net income.


4.    Restricted cash and mortgage note holdbacks
      -------------------------------------------

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of June 30, 1998 and June 30, 1999, mortgage note holdbacks from the consummation of mortgage loans made amounted to $231,792 and $570,067 respectively.


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


7.    Mortgage notes payable
      ----------------------

      As of June 30, 1998 the Trust held a mortgage notes payable of $258,671. As of June 30, 1999 the Trust, through a warehouse line of credit issued to CAFC has borrowed $1,392,771 to finance a portion of its mortgage notes receivable.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)

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

      The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Asset") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $32,121 and $37,775 for the six months ended June 30, 1998 and June 30, 1999, respectively.

      The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the trust computed at the end of each month. The Trust paid the Manager a loan origination and servicing fee of $105,884 and $150,353 for the six months ended June 30, 1998 and June 30, 1999, respectively.

      The Manager also receives incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of June 30, 1998 and June 30, 1999 no incentive compensation was paid.

      As described in Note 3, the Trust holds an investment in Sierra Capital Funding and receives a 15% guaranteed return per annum. For each six months ended June 30, 1998, and June 30, 1999 the Trust earned interest of $15,000 from the investment.

      As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation. For the six months ended June 30, 1998 and June 30, 1999 the Trust was allocated losses of $60,502 and $431,234, respectively. The subsidiaries six month 1998 loss on the disposition of real estate owned. was $83,663. The six month 1999 loss is attributable to the expansion of the subsidiaries wholesale loan origination capacity.

      On February 1, 1998 , the Trust advanced $225,000 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as a related party note receivable. The note bears interest at 15% per annum and interest is payable quarterly. As of June 30, 1998 $14,062 was earned on this note. On February 10, 1999 the Trust advanced an additional $22,500 to Equity 1-2-3. For the six months ending June 30, 1999 the Trust has not recognized any interest from this note.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)


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

     One Shareholder Warrant was issued for every 10 Common Shares purchased. Each shareholder Warrant entitles the holder to purchase one Common Share. The exercise price for each Shareholder warrant is $5.60. The Warrants may now be exercised through April 28, 2001. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of which may be purchased upon exercise of the Warrants will be adjusted should certain events occur (i.e. stock dividends, split-ups, combinations, and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation, or disposition of all or substantially all of the Trust's assets. Warrant holders do not have the rights of a shareholder and they are not entitled to participate in a distributio of the trust's assets in a liquidation, dissolution, or winding up of the trust, unless the Warrants have been exercised.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)



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

During 1998 the Trust's net purchase of treasury preferred stock was 9,526. The purchases were recorded at cost and as a reduction to preferred shares and additional paid in capital from preferred shares. No additional common or preferred shares were purchased for the treasury as of June 30, 1999.


10.    Earnings per share
       ------------------

The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                                  June 30, 1998    June 30, 1999
                                                 --------------    -------------
Numerator:
    Net income ..............................      $   418,212      $   146,654
    Less: Preferred Dividend ................      $   304,609      $   277,577
                                                   -----------      -----------


Numerator for basic and diluted
earnings per share ..........................      $   113,603      $  (130,923)
                                                   -----------      -----------

Denominator:
    Basic weighted average shares ...........          871,780        1,484,700
    Effect of dilutive warrants .............          118,080                0
                                                   -----------      -----------
    Diluted weighted average shares .........          989,860        1,484,700
                                                   -----------      -----------

Basic earnings per common share .............      $      0.13      $     (0.09)
                                                   -----------      -----------
Diluted earnings per common share ...........      $      0.12      $     (0.09)
                                                   -----------      -----------

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

     Management believes there is strong demand for high-yielding non-conforming mortgage loans caused by a demand by investors for higher yields due to low interest rates over the past few years and securitization of high-yielding non-conforming mortgage loans by the investment banking industry.

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

         Commitments and Contingencies. As of June 30 , 1999, the Trust's loan portfolio included 83 loans totaling $11,949,718 of which $1,802,906 of the loan portfolio were delinquent over sixty days. There were eleven delinquent loans representing $1,065,731of the portfolio were in the process of foreclosure at June 30, 1999. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans, if it is necessary to foreclose upon the mortgage loans due to the Trust. Management's estimate is based on a discounted sales price of the property less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 1999 and June 30, 1998.

      The historical information presented herein is not necessarily indicative of future operations.

      Three months and six months ended March 31, 1999 and 1998. Revenues for the second quarterof 1999 decreased to $263,146 as compared to $364,447 for the same period in the previous year. Revenues for six months of 1999 decreased to $634,603 as compared to $656,951 for the same period of the previous year.


      The 1999 interest income and interest income from affiliates increased significantly for the quarter and six months, compared to the same period in the previous year. These increases are due to larger mortgage notes receivable and warehouse lines of credit balances than in the same period of previous year. The interest income gains, however, were more than offset by investment income losses incurred during the quarter and six months for the origination expansion costs of Capital Alliance Funding Corporation. The origination expansion costs are the primary reason for lower quarterly and six month revenues.

      Expenses for the second quarter 1999 increased to $258,104 as compared to $125,369 for the same period in the previous year. Expenses for the six months period of 1999 increased to $486,170 as compared to $238,739 for the same period of the previous year.

      The increase in the second quarter of 1999 compared to 1998 is due to $23,364 of higher loan servicing, and management fees resulting from the increase in the Trust's asset value, increased interest expenses of $43,532 to finance a larger loan portfolio and a $45,000 reserve for loan losses. The increase in the six months of 1999 compared to 1998 is similarly explained. Higher loan servicing and management fees of $63,214 resulted from the increase in the Trust's asset value, increased interest expenses of $83,482 were incurred to finance a larger loan portfolio and an additional $77,500 loan loss reserve was established.

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

      Net cash provided by operating activities during the six months ended June 30, 1999 and 1998 was $102,436 and $204,557 respectively.

      Net cash (used in) investing activities for the six months ended June 30, 1999 and 1998 was $(1,524,698) and $(5,282,875), respectively. $3,413,407 of the difference is explained by decreased warehouse lending to affiliates.

      Net cash provided by financing activities during the six months ended June 30, 1999 and 1998 was $862,788 and $3,457,449, respectively. The 1999 results are primarily from the proceeds of mortgage notes payable . The 1998 results are primarily from the proceeds of issuing additional common shares.

       CAFC maintains a $4,000,000 and a $3,000,000 warehouse line of credit from two lenders. Both warehouse lines of credit are guaranteed by the Trust. Management believes that cash flow from operations, the proceeds of loan repayments plus the establishment of the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

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

ITEM 2    CHANGES IN SECURITIES

          There have been no changes in the outstanding securities of the Trust during the quarterly period ending June 30, 1999.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Trust's 1999 Annual Meeting was held on July 1, 1999. At the annual meeting, Director Douglas A. Thompson was reelected as Class I Director for a three year term. Directors Thomas B. Swartz, Harvey Blomberg, Dennis R. Konczal and Stanley C. Brooks, whose term continue for two, two, one and one years, respectfully, continue as Directors.

          At, the annual meeting, the extension for two years by the Trust's board of Directors of the Management Agreement of Capital Alliance Advisors Inc. to manage the Trust was duly approved by the shareholders with 1,494,702 shares voting in favor of such approval, 32,564 voting against and 11,347 abstaining.

          The shareholders also ratified the selection of Novogradac & Co. LLP as independent public accountants for the Trust with 1,518,228 shares voting in favor of such approval, 16,500 against and 11,374 abstaining.

ITEM 5   OTHER INFORMATION

          Press Release, Exhibit "A" attached here to and incorporated herein, regarding omission of dividend to finance the ramp-up of Registrant's mortgage banking conduit, was issued on April 2, 1999.

          Press Release, Exhibit "B" attached here to and incorporated herein, regarding the Registrant's continued strong earnings for the forth quarter and full year 1998, was issued on April 16, 1999.

          Press Release, Exhibit "C" attached here to and incorporated herein, regarding the Registrant's resumption and declaration of common share dividends for the second quarter, was issued on June 22, 1999.

ITEM 6 REPORTS ON FORM 8-K

          Not applicable.

                                  EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                    ANNOUNCES OMISSION OF DIVIDEND FOR FIRST
                        QUARTER TO FINANCE RAMP-UP OF ITS
                       WHOLESALE MORTGAGE BANKING CONDUIT

SAN FRANCISCO--(Business Wire)--April 2, 1999--Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA - news) , a home mortgage real estate investment trust, announced that it will omit the payment of its common share dividend for the first quarter of 1999.

The cash saved by the omission of the common share dividend will be utilized to "ramp-up" a major expansion of the wholesale loan origination capacity of CAIT's mortgage banking conduit subsidiary, Capital Alliance Funding Corporation ("CAFC"), as part of its strategy for increasing CAIT's shareholder returns and value. CAIT will concurrently de-emphasize and reserve for the reduction of retail origination activities of a retail mortgage banking affiliate.

Earnings of CAFC (99% of which are reflected in CAIT's financial statements under the equity method of accounting), should be substantially enhanced by the wholesale origination ramp-up and should make an increased contribution to CAIT shareholder returns in the near future according to Dennis R. Konczal, president of CAIT and CAFC. Konczal noted that during the first quarter of 1999 there was some recovery in the secondary market into which CAFC makes its whole loan sales. CAFC's expansion program is designed to capitalize on that improvement and opportunity.

He also noted that the alternative growth strategies of increasing CAIT's capital base and/or using substantial leverage on its existing capital base, were neither reasonably available nor desirable in the current economic environment. Growth of the earnings contribution from CAFC is a more feasible alternative for increasing CAIT's long-term earnings growth. The operating results of CAIT and CAFC during the third and fourth quarters will be constantly reviewed by CAIT's Board with a view to restoring common share dividends at the earliest possible date, which is expected to be no later than the fourth quarter.

Konczal also noted that CAIT's primary Mortgage Investment Business, which invests in non-conforming 1-4 unit residential mortgages to borrowers with a lower credit standing but with significant equity in their homes and good repayment histories, continues to produce strong results. CAIT's portfolio of mortgage loans is unencumbered and has no material liquidity issues. The average weighted interest yield of the portfolio at February 28, 1999 was 12.53% with a 69.12% combined loan to value ratio. Since neither CAIT nor CAFC securitize their loans, their financial statements do not include any "gain on sale" accounting issues connected with the securitization of mortgages.

Certain oral and written statements of the management of CAIT and CAFC included in this press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements can not be guaranteed, as they are subject to a variety of risks.
----------------------------------------------------
Contact:       Capital Alliance Income Trust Ltd.
               Thomas B. Swartz, CEO
               (415) 288-9575

                                   EXHIBIT "B"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                     ANNOUNCES CONTINUED STRONG EARNINGS FOR
                      THE FOURTH QUARTER AND FULL YEAR 1998


SAN FRANCISCO--( BUSINESS WIRE )--April 16, 1999--Capital Alliance Income Trust, Ltd. (AMEX: CAA - new), a home mortgage real estate investment trust, announced continued strong earnings of $259,447 for its 1998 fourth quarter and $1,003,706 for the 1998 full year.

The earnings represent increases of 96.9% and 87.3% over the $131,778 and $535,789 in earnings experienced for the same periods, respectively, in 1997.

Thomas B. Swartz, chairman and CEO, noted that "Capital Alliance's strong earnings reflect not only the increased capitalization of the Company in the 1998 periods as a result of its 1997 IPO, but also the Company's ability to maintain earnings during adverse market and industry conditions as experienced in the fourth quarter of 1998. Those conditions specifically included the Asian financial crisis which precipitated severe liquidity problems for many mortgage lenders, a reduction in the premiums on whole loan sales, and substantial write-downs of securitized mortgage assets by many firms due to `gains-on-sale' accounting revisions.

"A broad decline in the market values of substantially all of the non-conforming residential mortgage lenders resulted. While Capital Alliance had no liquidity problems or any "gains-on-sale" accounting problem, its shares nevertheless suffered -- although not to the same extent as many in the industry."

Dennis R. Konczal, the company's chief operating officer noted that "Capital Alliance is expanding its wholesale origination capacity to capitalize on opportunities presented by the current state of the non-conforming residential mortgage market."

Capital Alliance is a specialty residential mortgage finance company which invests primarily in high-yielding, non-conforming residential mortgage loans on one-to-four unit properties located primarily in California and other Western states. It also originates loans for sale to investors on a whole loan basis through Capital Alliance Funding Corporation, a taxable subsidiary.

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks.

----------------------------------------------------
Contact:       Capital Alliance Income Trust Ltd.
               Thomas B. Swartz, CEO
               (415) 288-9575

                                   EXHIBIT "C"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                     ANNOUNCES RESUMPTION AND DECLARATION OF
                    COMMON SHARE DIVIDENDS FOR SECOND QUARTER


SAN FRANCISCO--(Business Wire)--June 22, 1999--Capital Alliance Income Trust Ltd. ("CAIT"), a home mortgage real estate investment trust (AMEX: CAA - news), announced that it has reinstated the payment of its common share dividend at $.085 per share.

The dividend will be payable on July 15, 1999 to shareholders of record on July 1, 1999. CAIT had omitted its common share dividend in April to conserve capital for the expansion of the wholesale loan origination capacity of its mortgage banking conduit subsidiary, Capital Alliance Funding Corporation ("CAFC").

Thomas B. Swartz, CAIT's Chairman and CEO, noted that, "as expected, the increased costs of expanding CAFC's wholesale loan origination capacity will adversely affect CAIT's earnings for the second quarter since 99% of CAFC's earnings (losses) are reflected in CAIT's financial statements". Swartz noted also that, "the positive momentum from the ramp-up of CAFC's wholesale origination operations warranted the reinstatement of CAIT's common share dividends at this time and should result in increased whole loan sales and a positive effect on CAIT's earnings during the third quarter." CAIT's Board will continue to review the progress of CAFC's and CAIT's operating results during the third and fourth quarters and will, as required by the REIT Rules, distribute 95% of CAIT's net income.

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks.

----------------------------------------------------
Contact:       Capital Alliance Income Trust Ltd.
               Thomas B. Swartz, CEO
               (415) 288-9575

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CAPITAL ALLIANCE INCOME TRUST LTD.,
                                  A Real Estate Investment Trust



Dated: August 13, 1999           By: /s/ Thomas B. Swartz
                                     ------------------------------------
                                     Thomas B. Swartz, Chairman and
                                     Chief Executive Officer


Dated: August 13, 1999           By:  /s/ Richard J. Wrensen
                                      -----------------------------------
                                      Richard J. Wrensen, Senior Vice President
                                      and Chief Financial Officer