Form 10-Q
period 1999-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 1999-11-15
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







                                                     November 15, 1999



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
         ------------------------------------------------------------------
         SEC File No. 333-11625
         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended September 30, 1999. If you have any questions, please do not hesitate to call.

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

                               -------------------

                                    FORM 10-Q

(Mark One)

         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    94-3240473
-------------------------------          ---------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         50 California Street
         Suite 2020
         San Francisco, California                   94111
         -------------------------                   -----
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

As of November 15, 1999, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $4,639,813. At that date 1,484,740 shares of common stock were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                               (unaudited)         (audited)
                                                                            September 30, 1999  December 31, 1998
ASSETS
      Cash and cash equivalents ...........................................   $    433,257    $    570,710
      Restricted cash .....................................................        405,767         594,693
      Accounts receivable .................................................        260,552         193,241
      Due from affiliates .................................................        348,811         103,301
      Notes receivable:
           Note receivable to related party ...............................           --           225,000
           Warehouse lines of credit to related parties ...................      2,447,926       5,157,098
           Mortgage notes receivable ......................................     11,041,994       8,986,645
           Allowance for loan losses ......................................        (15,000)       (170,000)
                                                                                --------------------------
                Net receivable ............................................     13,474,920      14,198,743
      Real estate owned ...................................................        305,626         149,663
      Security deposits ...................................................         37,859          32,133
      Investments in affiliates ...........................................        633,915         831,936
      Origination costs ...................................................        120,217         120,217
      Organization costs (net of accumulated amortization of $15,258
              at September 30, 1999 and $11,955 at December 31, 1998) .....          7,043          10,346
                                                                                --------------------------

      Total assets ........................................................   $ 16,027,967    $ 16,804,983
                                                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks ........................................   $    405,767    $    594,693
           Other liabilities ..............................................        126,747         162,839
                                                                                --------------------------
      Total liabilities ...................................................        532,514         757,532
                                                                                --------------------------

      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value $9.50 ......          6,413           6,413
                      per share); 675,000 shares authorized; 641,283 shares
                  issued and 631,757 outstanding at September 30, 1999
                      and December 31, 1999
            Additional paid in capital -preferred stock ...................      5,868,711       5,868,711
            Less: 9,526 preferred shares held in treasury .................        (86,944)        (86,944)

            Common stock, $.01 par value; 5,000,000 shares ................         14,847          14,847
                    authorized ; 1,484,740 shares issued and outstanding
                    at September 30, 1999 and December 31,1998
            Additional paid in capital - common stock .....................      9,692,426      10,244,424
                                                                                --------------------------

      Total stockholders' equity ..........................................     15,495,453      16,047,451
                                                                                --------------------------

      Total liabilities and stockholders' equity ..........................   $ 16,027,967    $ 16,804,983
                                                                                ==========================

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,                September 30,
                                                     1999            1998          1999           1998
                                                     ----            ----          ----           ----
REVENUES
      Interest income .......................   $   383,943    $   447,295    $ 1,216,954    $ 1,137,826
      Interest income from affiliates .......        40,387           --          252,777           --
      Investment income from affiliates .....      (183,501)        39,799       (599,735)        (5,703)
      Other income ..........................         1,884          8,025          7,320         19,947
                                                -----------    -----------    -----------    -----------
          Total revenues ....................       242,713        495,119        877,316      1,152,070
                                                -----------    -----------    -----------    -----------

EXPENSES
      Loan servicing fees to related party ..        69,676         70,406        220,029        176,250
      Management fees to related party ......        35,638         43,949        111,646        101,252
      Interest expense ......................         3,304         17,173         87,424         17,811
      Provision for loan losses .............        15,000         14,000         92,500         14,000
      Operating expenses of real estate owned         2,743         14,761         13,577         31,325
      Taxes .................................         6,000         10,571         16,300         23,942
      General and administrative ............        11,526          8,212         88,582         53,231
                                                -----------    -----------    -----------    -----------
            Total expenses ..................       143,887        179,072        630,058        417,811
                                                -----------    -----------    -----------    -----------

Income Before Loss on Real Estate Owned .....        98,826        316,047        247,258        734,259
      Loss on Real Estate Owned .............          --           (1,779)

NET INCOME ..................................   $    98,826    $   316,047    $   245,479    $   734,259
                                                ===========    ===========    ===========    ===========


PREFERRED DIVIDENDS .........................   $   141,290    $   142,898    $   418,866    $   447,508


BASIC EARNINGS PER
        COMMON SHARE ........................   $     0.03     $     0.13     $      0.12    $      0.27


DILUTED EARNINGS PER
        COMMON SHARE ........................   $     0.03     $     0.11     $      0.12    $      0.18

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      1999           1998
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income ............................................   $   245,479    $   734,259
      Adjustments to reconcile net income to net cash
         provided by operating activities:
      Amortization ..........................................         3,303          3,303
      (Increase) decrease in  accounts receivable ...........       (67,312)       (92,069)
      Increase (decrease) in  loan loss reserve .............      (155,000)        14,000
      (Increase) decrease in security deposits ..............        (5,726)          --
      Increase (decrease) in  due to / due from affiliates ..      (245,509)       136,438
        Increase (decrease) in other liabilities ............         3,247         50,744
                                                                -----------    -----------
          Net cash provided by (used in) operating activities      (221,518)       846,675
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash ................       188,926       (287,006)
      Increase (decrease) in mortgage note holdbacks ........      (188,926)       287,006
      (Increase) decrease in warehouse lines of credit ......     2,709,172     (2,263,039)
      (Increase) in investments .............................       198,021       (196,796)
      Increase in related party note receivable .............       225,000           --
      Net investments in mortgage notes receivable ..........    (2,055,349)    (4,808,122)
      Capital costs of foreclosed property ..................      (155,964)      (426,975)
                                                                -----------    -----------
          Net cash provided by (used in) investing ..........       920,880     (7,694,932)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of shares ..................................          --         (238,944)
      Proceeds from issuance of shares ......................          --        6,479,545
      Payment of mortgage notes payable .....................       (39,339)       253,329
      Organizational and offering costs .....................          --          176,050
      Preferred dividends paid ..............................      (418,867)      (447,508)
      Common dividends paid .................................      (378,609)      (322,967)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities .      (836,815)     5,899,505
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................      (137,453)      (948,752)
CASH AT BEGINNING OF PERIOD .................................       570,710      1,748,485
                                                                -----------    -----------

CASH AT END OF PERIOD .......................................   $   433,257    $   799,733
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid .................................   $    94,992    $    17,811
      Taxes paid ............................................   $    16,300    $    23,942

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

1.    Organization.
      -------------

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

      Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a"best efforts" offering of up to 1,500,000 common shares at $8.00 per share and warrants to purchase an additional 150,000 common shares at $5.60 per share. On September 30, 1998 the offering closed and a total of 1,484,740 common shares were issued.

2.    Basis of presentation.
      ----------------------

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

      The  unaudited  interim  financial  statements  for the nine months  ended
      September 30, 1998 and September 30, 1999 represent the the financial statements of the Trust.

3.    Summary of significant accounting policies.
      -------------------------------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


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

      Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of September 30, 1998 and September 30, 1999 the loan loss reserves were $14,000 and $15,000, respectively. The 1998 reserve is an estimate of outstanding loan impairments. The 1999 reserve reflects the estimated remaining balance for loan impairments after the Trust's recognition in September 1999 of a loss on its loan to an affiliated retail mortgage origination company which was applied against the loan loss reserve.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


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

      For the nine-month period ended September 30, 1998, the distributions per preferred share are allocated 100% as ordinary income and the common share distribution is allocated 76% ordinary income and 24% as a return of capital for tax purposes. For the period ended September 30, 1999, the distributions per preferred share are allocated 22% ordinary income and 78% a return of capital and the common share distribution is allocated 100% a return of capital for tax purposes.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

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

4.       Restricted cash and mortgage note holdbacks.

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of September 30, 1998 and September 30, 1999, mortgage note holdbacks from the consummation of mortgage loans made amounted to $594,693 and $405,767, respectively.

5. Mortgage notes receivable.

      Mortgage notes receivable represent home equity loans secured by residential real estate. At their original origination, all loans have a combined loan-to-value of not more than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default, changes in value of the underlying collateral and bankruptcy.

      Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is due as a balloon payment at loan maturity. As of September 30, 1998 and September 30, 1999, the Trust held mortgage notes receivable of $8,986,645 and $11,041,994, respectively.

6. Accounts receivable.

      Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


7.    Related party transactions.
      ---------------------------

      The Manager, which is owned by several of the Trustees and their affiliate, contracted with the Trust to provide administration services and receives a fee for these services from the Trust. The Manager is also entitled to reimbursement for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Manager bears all expenses of services for which it is separately compensated. The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Asset") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $101,252 and $111,646 for the nine months ended September 30, 1998 and September 30, 1999, respectively.

      The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the trust computed at the end of each month. The Trust paid the Manager a loan origination and servicing fee of $176,250 and $220,029 for the nine months ended September 30, 1998 and September 30, 1999, respectively.

      The Manager also receives incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of September 30, 1998 and September 30, 1999 no incentive compensation was paid.

      As described in Note 3, the Trust holds an investment in Sierra Capital Acceptance, a division of Sierra Capital Funding LLC, and receives a 15% guaranteed return per annum. For each of the nine month periods ended September 30, 1998, and September 30, 1999 the Trust earned interest of $22,500 from the investment.

      As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation. For the nine months ended September 30, 1998 and September 30, 1999 the Trust under the equity method of accounting was allocated investment losses of $5,703 and $599,735, respectively. The subsidiary's nine month 1998 loss, which resulted from the disposition of real estate owned, was $83,663. The nine month 1999 loss is primarily attributable to expenses incurred in the Trust's planned expansion of the subsidiary's wholesale loan origination capacity.

      The Trust, on February 1, 1998 and February 10, 1999, advanced a total of $247,500 at 15% per annum, payable quarterly, to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded the advances as related party notes receivable. As of September 30, 1998, $22,500 was earned on this note, but for the nine months ending September 30, 1999, the Trust recognized no interest income from the note. In July 1999, the Trust disbanded its retail mortgage origination activities conducted by Equity 1-2-3 and in September 1999, wrote off this related party note and applied it against the Trust's loan loss reserve. Equity 1-2-3 is continuing the liquidation of its portfolio of home mortgages.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

8.       Preferred stock and common stock.

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

      The Preferred Shares, at the option of the Board of Directors, are redeemable by a Shareholder annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding. A liquidation charge is charged by the Trust in connection with each redemption as follows: 1% of redemption amount in 1998, and none thereafter. No preferred shares were redeemed in 1999.

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

      One Shareholder Warrant was issued in the Trust's initial public offering of Common Shares for every 10 Common Shares purchased. Each shareholder Warrant entitles the holder to purchase one Common Share. The exercise price for each Shareholder warrant is $5.60. The Warrants may be exercised through April 28, 2001. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of which may be purchased upon exercise of the Warrants will be adjusted should certain events occur (i.e., stock dividends, split-ups, combinations, and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation, or disposition of all or substantially all of the Trust's assets. Warrant holders do not have

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


     the rights of a shareholder and they are not entitled to participate in a distribution of the Trust's assets in a liquidation, dissolution, or winding up of the trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

     Under the 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by the stockholders, options for the purchase of a total of 150,000 common shares of the Trust were granted effective September 30, 1998. Since the Trust has no employees, officers and employees of the Manager, Directors of the board and other contractors are the eligible recipients of the options. The options have a term of 10 years with a first exercise date six (6) months after the date of the grant. The initial options for the purchase of 75,000 common shares are exercisable at $8.00 per share. The options for the purchase of the remaining 75,000 common shares are exercisable at $4.50 per common share.

     During 1998 the Trust's net purchase of treasury preferred stock was 9,526. The purchases were recorded at cost and as a reduction to preferred shares and additional paid in capital from preferred shares. No additional common or preferred shares were purchased for the treasury as of September 30, 1999.

9.   Earnings per share.

     The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

      Numerator:                        September 30, 1998    September 30, 1999
                                        ------------------    ------------------
          Net income                         $734,259              $245,479
          Less: Preferred Dividend            447,508              (418,866)
                                            ---------              --------

      Numerator for basic and diluted
      earnings per share                      286,751              (173,387)
                                            ---------             ---------

      Denominator:
          Basic weighted average shares     1,057,089             1,484,740
          Effect of dilutive warrants         564,581                     0
                                            ----------            ---------
          Diluted weighted average shares   1,621,670             1,484,740
                                            ---------             ---------

      Basic earnings per common share            0.27                (0.12)
                                                 ----                ------
      Diluted earnings per common share          0.18                (0.12)
                                                 ----                ------

                                     PART I
                                     ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. The Trust's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the success of the Trust's efforts to increase its wholesale mortgage origination capacity, the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets and yields available from time to time on such mortgage assets, interest rates, changes in estimates of book basis and tax basis earnings, the availability of suitable financing and investments, and trends in the economy which affect the availability and profitability of secondary marketing of mortgage assets, and confidence and demand on the Trust's portfolio of mortgage assets.

         The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust") dated herein were prepared from the unaudited books and ledgers of the Trust and reflect 99% of earnings and losses of its wholesale mortgage banking subsidiary, CAFC, under the equity method of accounting.

         Recent Trends. The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B/C (or less) credit rated home equity loans secured by deeds of trust. In general, B and C credit rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit rated home equity loans. Home equity loans rated A-, B/C (or less) tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality. The Trust's wholesale mortgage banking subsidiary originates similar non-conforming residential mortgages for sale as whole loans in the secondary securitization market.

         However, during the latter half of 1998 and the first quarter of 1999, a global liquidity crisis resulted in deteriorization of the mortgage-backed securitization market and particularly that of non-conventional residential mortgage banking firms. It also resulted in sharp declines in the profitability of whole loan sales, a reduction in sources of liquidity and a decline in the market performance of the shares of such firms, including the Trust and its conduit mortgage banking subsidiary which specializes in non-conforming residential mortgages.

         Management, nevertheless, believes there will continue to be a strong demand for high-yielding non-conforming mortgage loans caused by a demand by investors for higher yields due to low interest rates over the past few years and securitization of high-yielding non-conforming mortgage loans by the investment banking industry. During the second and third quarters of 1999, the mortgage-backed securitization market stabilized and the profitability of whole loan sales has steadily improved, enabling the Trust to commence and pursue a program to increase the wholesale mortgage origination capacity of its conduit mortgage banking subsidiary.

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

         Commitments and Contingencies. As of September 30 , 1999, the Trust's loan portfolio included 80 loans totaling $11,041,994. As of November 15, 1999, the loan portfolio included 89 loans totaling $11,738,544, of which $1,076472 of the loan portfolio were delinquent over sixty days, and there were 3 delinquent loans representing $570,777 of the portfolio which were in the process of foreclosure. In assessing the collectibility of these delinquent mortgage loans, management estimates a net gain will be realized upon sale of the properties securing these loans, if it is necessary to foreclose upon the mortgage loans due to the Trust. Management's estimate is based on a discounted sales price of the property less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 1999 and September 30, 1998.

Results of Operations

         The  historical   information   presented  herein  is  not  necessarily
indicative of future operations.

         Three months and nine months ended September 30, 1999 and 1998. Revenues for the third quarter of 1999 decreased to $242,713 as compared to $495,119 for the same period in the previous year. Revenues for nine months of 1999 decreased to $877,316 as compared to $1,152,070 for the same period of the previous year.

         The 1999 mortgage interest income and interest income from affiliates for the quarter were substantially the same and for the nine months were increased, compared to the same period in the previous year. The increase was due to larger mortgage notes receivable and warehouse lines of credit balances than in the same period of previous year. The interest income gains, however, were more than offset by investment income losses incurred during the quarter and nine months for the origination expansion costs of Capital Alliance Funding Corporation. The reduction of revenues for the third quarter and nine month periods of 1999 resulted from the inclusion of losses of the Trust's wholesale mortgage banking subsidiary which reflect the expenses incurred in expanding its loan origination capacity during the first three quarters of 1999.

         The weighted average yield of the Trust's mortgage investment portfolio was 12.13%. The portfolio consisted of 60% first deeds of trust with the balance being second deeds of trust and had a combined loan-to-value ratio of 65.77%.

         Expenses of the Trust for the third quarter 1999 decreased to $143,887 as compared to $179,072 for the same period in the previous year and for the nine months period of 1999 increased to $630,058 as compared to $417,811 for the same period of the previous year.

         Management and loan services expenses for the quarter were comparable. The increase for the nine months of 1999 compared to 1998 was due to $54,173 of higher loan servicing, and management fees resulting from the increase in the Trust's asset value, increased interest expenses of $69,613 to finance a larger loan portfolio and an increase in loan loss reserves. Higher loan servicing and management fees of $331,675 resulted from the increase in the Trust's asset value, an increase in interest expenses of $87,424 to finance a larger loan portfolio, and the reduction of loan loss reserve was reduced in September 1999 to $15,000 to reflect the inactivation of the Trust's retail loan origination affiliate.

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

 Liquidity and Capital Resources

         The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. The major portion of the proceeds from issuance of common stock in the Trust, which was completed on September 30, 1998 was invested in mortgage loans. The Trust's liquidity requirements will also be funded by a secured line of credit from a bank, initiated November 10, 1999, periodical payoffs of existing loans which are generally short term in duration and by the sale of foreclosed properties. Restrictions on cash attributed to holdbacks do not significantly impact the Trust's liquidity.

         Net cash provided by operating activities during the nine months ended September 30, 1999 and 1998 was $(221,518) and $846,675, respectively.

         Net cash (used in) investing activities for the nine months ended September 30, 1999 and 1998 was $920,880 and ($7,694,932) respectively. The difference is explained primarily by increased warehouse lending to affiliates and a reduction in the net investment in mortgage notes receivable.

         Net cash provided by financing activities during the nine months ended September 30, 1999 and 1998 was ($836,815) and $5,899,505, respectively. The 1999 results are primarily due to the payment of preferred and common dividends. The 1998 results are primarily from the proceeds of issuing additional common shares.

          CAFC maintains a $4,000,000 and a $3,000,000 secured warehouse line of credit from two lenders. Both warehouse lines of credit are guaranteed by the Trust. Management believes that cash flow from operations, the proceeds of loan repayments, the establishment of the warehouse lines of credit for the Mortgage Conduit Business, and the Trust's bank line of credit will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

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

         At this time, no estimate can be made as to any potential adverse impact from the failure of borrowers, third-party service providers and vendors to prepare for the Year 2000.

                                     PART II

                                OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          The trust is not  involved  in any legal  proceedings  at this time.

ITEM 2    CHANGES IN SECURITIES

          There have been no changes in the outstanding securities of the Trust during the quarterly period ending September 30, 1999.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to security holders during the third quarter of 1999.

ITEM 5    OTHER INFORMATION

          Press Release, Exhibit "A" attached here to and incorporated herein, regarding earnings for the second quarter of 1999 and the operations of Registrant's mortgage banking conduit, was issued on August 18, 1999.

          Press Release, Exhibit "B" attached here to and incorporated herein, regarding the Registrant's declaration of common share dividends for the third quarter, was issued on September 23, 1999.

ITEM 6    REPORTS ON FORM 8-K

          Not applicable.

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                    ANNOUNCES THAT, AS EXPECTED, THE COSTS OF
                   EXPANSION OF ITS WHOLESALE MORTGAGE BANKING
                  CONDUIT OFFSET STRONG RESULTS OF ITS MORTGAGE
                        PORTFOLIO IN 1999 SECOND QUARTER

SAN FRANCISCO--(Business Wire)--August 18, 1999--Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA - news), a home mortgage real estate investment trust, announced that, as expected, the costs of the expansion of loan origination capacity in its wholesale mortgage banking subsidiary, Capital Alliance Funding Corporation ("CAFC"), offset the strong results in CAIT's primary Mortgage Investment Business during the 1999 second quarter, resulting in substantially reduced earnings for the three and six month periods ended June 30, 1999. 99% of CAFC's earnings (losses) are reflected in CAIT's financial statements under the equity method of accounting. As a result, CAIT had earnings of $3,263 and $146,654 for the three and six month periods ending June 30, 1999 as compared to $239,078 and $418,212 for the same periods in 1998. Interest income in CAIT's primary Mortgage Investment and Warehouse Lending Businesses increased to $528,517 and $1,146,465 for the three and six month periods ending June 30, 1999 as compared to $370,504 and $690,531 for the same periods in 1998.

Thomas B. Swartz, Chairman and CEO, noted that the expansion of loan origination capacity for CAFC was now substantially complete with the addition of qualified account executives in northern and southern California, Arizona and Nevada and expanded licensing, and that the lag time in realizing profits on the funding and sale of increased loan originations should be realized starting in the third quarter. He also noted that CAIT's interest income growth was due, in part, to CAIT's 1998 IPO and the resulting increase in its capitalization and mortgage notes receivable.

CAIT is a specialty residential mortgage finance company which invests primarily in high-yielding, non-conforming residential mortgage loans on one-to-four unit properties located primarily in California and other Western states. It also originates similar loans for sale to investors on a whole loan basis through CAFC, its wholesale mortgage banking subsidiary.

Certain oral and written statements of management of CAIT included in this press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks.

-------------------------
Contact: Capital Alliance Income Trust Ltd.
         Thomas B. Swartz, 415/288-9575 (CEO)

                                   EXHIBIT "B"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                            ANNOUNCES DECLARATION OF
                     COMMON SHARE DIVIDEND FOR THIRD QUARTER


SAN FRANCISCO--(Business Wire)--September 23, 1999--Capital Alliance Income Trust Ltd. ("CAIT"), a home mortgage real estate investment trust (AMEX: CAA), announced that its Board had declared its common share dividend for the third quarter at $.085 per share. The dividend will be payable on October 15, 1999 to shareholders of record on October 1, 1999.

Thomas B. Swartz, CAIT's Chairman and CEO, noted that CAIT's Board will continue to review the progress of CAIT's operating results during the fourth quarter and will, as required by the REIT Rules, distribute 95% of CAIT's net income for the 1999 fiscal year.

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks.

-------------------------
Contact: Capital Alliance Income Trust Ltd.
         Thomas B. Swartz, 415/288-9575 (CEO)

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAPITAL ALLIANCE INCOME TRUST LTD.,
                                        A Real Estate Investment Trust



Dated:   November 15, 1999 By:          /s/ Thomas B. Swartz
                                        ----------------------
                                        Thomas B. Swartz, Chairman and
                                        Chief Executive Officer

Dated:   November 15, 1999 By:          /s/ Dennis R. Konczal
                                        -----------------------
                                        Dennis R. Konczal, President
                                        and Chief Operating Officer