Form 10-K
period 1999-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2000-04-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

             (Exact name of registrant as specified in its charter)

           Delaware                                            94-3240473
--------------------------------------------              -------------------
(State or other Jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                         Identification   Number)

         50 California Street
             Suite 2020
      San Francisco, California                                 94111
--------------------------------------------                --------------
      (Address of principal executive office)                 (zip code)

                                 (415) 288-9575
      -------------------------------------------------------------------
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
                                    Yes     X                 No       .
                                        --------                 ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (P. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

As of March 31, 2000, the aggregate market value of the Registrant's shares of Common Stock, $.001 par value, held by nonaffiliates of the registrant was approximately $4,454,200. At that date 1,484,740 shares were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

         TABLE OF CONTENTS


PART I   .....................................................................5

     ITEM 1.  BUSINESS ...................................................... 5

                  General ................................................... 5

         MORTGAGE INVESTMENT BUSINESS   ..................................... 5

                  General  ...................................................5

                  Mortgage Loan Portfolio ..................................  5

                  Financing      ..........................................   6

         MORTGAGE CONDUIT BUSINESS .......................................... 6

                  General ................................................... 6

                  Marketing and Production .................................. 7

                  Underwriting    ........................................... 9

                  Whole Loan Sales........................................... 9

         WAREHOUSE LENDING BUSINESS......................................... 10

         HEDGING ........................................................... 10

         SERVICING  ........................................................ 11

                  Servicing Portfolio   .................................    11

                  Geographical Distribution..................................12

                  Interest ..................................................12

                  Maturity ..................................................12

                  Delinquencies  .........................................   13

         REGULATION .........................................................13

         COMPETITION   ..................................................... 14

         EMPLOYEES    ...................................................... 14

     ITEM 2.  PROPERTIES  .................................................. 14

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  Capital Alliance Income Trust, Ltd.
Dated:  April 10, 2000            A Real Estate Investment Trust

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


/s/ Thomas B. Swartz                               Dated:   April 10, 2000
--------------------------------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer)


s/s Richard J. Wrensen                             Dated:   April 10, 2000
--------------------------------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                              Dated:   April 10, 2000
--------------------------------------------
Dennis R. Konczal
President and Director



/s/ Stanley C. Brooks                              Dated:   April 10, 2000
--------------------------------------------
Stanley C. Brooks
Director


/s/ Harvey Blomberg                                Dated:   April 10, 2000
--------------------------------------------
Harvey Blomberg
Director