Form 10-K/A
period 1999-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2000-04-17
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                    For the fiscal year ended December 31, 1999
                                                        OR
         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST


             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3240473
--------------------------------                           -------------------
(State or other Jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                          Identification Number)

         50 California Street
         Suite 2020
         San Francisco, California                                    94111
-----------------------------------------------------             --------------
      (Address of principal executive office)                       (zip code)

                                 (415) 288-9575
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

As of March 31, 2000, the aggregate market value of the Registrant's shares of Common Stock, $.01 par value, held by nonaffiliates of the registrant was approximately $4,454,200. At that date 1,484,740 shares were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

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

         MORTGAGE INVESTMENT BUSINESS....................................5

              General....................................................5

              Mortgage Loan Portfolio....................................5

              Financing..................................................6

         MORTGAGE CONDUIT BUSINESS.......................................6

              General....................................................6

              Marketing and Production...................................7

              Underwriting...............................................8

              Whole Loan Sales...........................................9

         WAREHOUSE LENDING BUSINESS......................................9

         HEDGING........................................................10

         SERVICING......................................................10

              Servicing Portfolio.......................................11

              Geographical Distribution.................................11

              Interest..................................................11

              Maturity..................................................11

              Delinquencies.............................................12

         REGULATION.....................................................12

         COMPETITION....................................................13

         EMPLOYEES......................................................13

     ITEM 2.  PROPERTIES................................................13

     ITEM 3.  LEGAL PROCEEDINGS.........................................13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.......13

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.........................13

PART II.................................................................16

     ITEM 6.  SELECTED FINANCIAL DATA...................................16

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............17

         GENERAL........................................................17

              Predecessors..............................................17

              Organization..............................................17

              Operating Strategy........................................18

              Loan Origination and Loan Servicing.......................18

              Contingencies and Commitments.............................18

         RESULTS OF OPERATIONS..........................................19

         YEAR ENDED DECEMBER 31, 1999
              COMPARED TO YEAR ENDED DECEMBER 31, 1998..................19

         YEAR ENDED DECEMBER 31, 1998
              COMPARED TO YEAR ENDED DECEMBER 31, 1997..................19

         INFLATION .....................................................20

         LIQUIDITY AND CAPITAL RESOURCES................................20

         LIQUIDITY AND CAPITAL RESOURCES
              FOR THE YEAR ENDED DECEMBER 31, 1999......................20

         LIQUIDITY AND CAPITAL RESOURCES
              FOR THE YEAR ENDED DECEMBER 31, 1998......................20

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............21


     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.............22

PART III................................................................23


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........23

         DIRECTORS......................................................23

         EXECUTIVE OFFICERS.............................................24

     ITEM 11.  EXECUTIVE COMPENSATION...................................25

         COMPENSATION OF OFFICERS.......................................25

         COMPENSATION OF DIRECTORS......................................25

              Director Fees.............................................25

              Committee and Other Meeting Fees..........................26

              Reimbursements............................................26

     ITEM 12.  SECURITY OWNERSHIP OF
         CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................26

     ITEM 13.  CERTAIN RELATIONSHIPS
         AND RELATED TRANSACTIONS.......................................27

              Arrangements and Transactions with CAAI...................27

              Investment in Related Mortgage Banking Firms..............27

              Sale and Purchase of Loans................................28

              Other Business Activities.................................28

PART IV.................................................................29

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
         SCHEDULES, AND REPORTS ON FORM 8-K.............................29

              (a)(1)       Financial Statements.........................29

              (a)(3)       Exhibits.....................................29

         SIGNATURES.....................................................31

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         General. Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively.

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust is a specialty mortgage finance company which, together with its subsidiary, operates a mortgage banking concern with three divisions which are referred to herein as
(1) the Mortgage Investment Business, (2) the Mortgage Conduit Business, and (3) the Warehouse Lending Business. The Trust directly conducts its Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans and its Warehouse Lending Business which provides secured warehouse and repurchase financing to CAFC and an affiliated mortgage banker. The Mortgage Conduit Business, which originates and purchases as a wholesale mortgage banker, non-conforming mortgage loans is conducted through CAFC in which the Trust holds a 99% economic interest. Both the Company and CAFC are externally advised by Capital Alliance Advisors, Inc. ("CAAI").

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

         References to financial information of the Trust for the year ended 1998 and 1999, reflect the financial operations of the Trust and its Mortgage Investment and Mortgage Warehouse businesses and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC. References to financial information of the Trust for the year ended 1996, reflect the financial operations of the Trust and its Predecessors.

         MORTGAGE INVESTMENT BUSINESS

         General. The Trust, through its Mortgage Investment Business, acquires mortgage loans which are principally nonconforming residential mortgage loans with a maximum 75% combined loan-to-value ratio for long-term investment. The Mortgage Investment Business invests in both first and second mortgage loans. Income is earned principally from the net interest income received by The Trust on mortgage loans held in its portfolio and from fees received in connection with their origination. Such acquisitions are financed with a portion of the Trust's capital. Loans, other than warehouse lines of credit and repurchase financing obtained by CAFC, are restricted by the Trust's Bylaws to four (4) times the Trust's total shareholders' equity. (See "Mortgage Conduit Business.")

                  Mortgage Loan Portfolio. The Trust (a) through its Manager originates mortgage loans, through its Advisor's executive office in San Francisco and its branch offices in Laguna Hills, San Diego, and Los Gatos, California and through its network of mortgage brokers and correspondents, and
(b) invests a substantial portion of its portfolio in non-conforming first and second mortgage loans. The Trust also purchases such loans from third parties, including CAFC, for long-term investment. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans held for the Trust's portfolio have a loan-to-value, at the time of origination, of 75% or less. This is verified by independent appraisal. At December 31, 1999 the Trust's loan portfolio totaled $10,807,644 with an average loan size of $131,801 an average weighted yield of 12.15%, an average maturity of 22.57 months and a combined loan-to-value ratio of 63.88%. 53% of the portfolio were first deeds of trust and 47% were second deeds of trust. The highest concentration of non conforming mortgage loans originated or purchased by the Trust relates to properties located in California because of the generally higher property values and mortgage loan balances prevalent there.

         Financing. The Mortgage Investment Business is financed principally by the Trust's total shareholders' equity. The Trust's recently amended Bylaws restrict the encumbrance of the Trust's assets to four (4) times the Trust's total shareholders' equity. The Trust's portfolio of mortgage loans at December 31, 1999 was partially encumbered by a $2,000,000 bank line of credit, although increased amounts of leverage are currently being negotiated. Such restriction does not apply to CAFC which utilizes warehouse lines of credit from commercial lenders.

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

         The Trust is negotiating for additional lines of credit secured by a portion of the Trust's mortgage loan portfolio and at the rates that are consistent with its financing objectives described herein. The Trust, through CAFC, has obtained warehouse financing with a third-party commercial lender, at interest rates that are consistent with its financing objectives described herein, as needed by CAFC for a specified period of time. CAFC's warehouse financings are guaranteed by the Trust. The Trust also extends a warehouse reverse repurchase facility to CAFC which at December 31, 1999 aggregated $2,140,360. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which CAFC effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

         MORTGAGE CONDUIT BUSINESS

         General. CAFC was organized on April 15, 1997 and began its mortgage origination and whole loan sales operations on a start-up basis in August, 1997. The Mortgage Conduit Business consists primarily of the origination and the purchase and sale of mortgage loans with a complete spectrum of credit grades secured by first liens and second liens on single (one-to-four) family residential properties that are originated in accordance with its underwriting guidelines. The Trust's Mortgage Conduit Business acts as a conduit between the originators of such mortgage loans and permanent investors in such loans. Capital Alliance Advisors, Inc. contracts with CAFC for its management and for its mortgage origination, loan processing and underwriting, and secondary sales services. The Trust's Manager owns a 1% economic interest and 100% of the of voting control of CAFC.

         The Management believes that non-conforming credit-rated mortgage loans, when properly underwritten, provide an attractive net earnings profile, producing higher yields without disproportionately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. The Trust's policy for its Mortgage Investment Business, which limits the financing or leveraging of its mortgage loan portfolio, does not apply to its Mortgage Conduit Business since such mortgage loans are generally held in CAFC for less than sixty days prior to their sale to permanent investors who securitize such loans in the secondary market and their acquisition or funding will generally be facilitated through a warehouse line of credit or reverse repurchase agreement.

         Correspondents originate and close mortgage loans under CAFC's mortgage loan programs on a loan-by-loan basis. Correspondents include mortgage bankers and mortgage brokers. During the years ended December 31, 1998 and 1999, CAFC acquired mortgage loans from its correspondents (primarily mortgage brokers) or funded directly (through its Manager) $6,580,685 and $25,695,513 respectively.

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

         Marketing and Production. CAFC's competitive strategy in its Mortgage Conduit Business is, through its Mortgage Loan Origination Services Agreement with CAAI, to be a substantial originator, through a mortgage loan broker and correspondent network, of the complete spectrum of credit-grade residential mortgage loans to be sold in the secondary market network. This should enable CAFC to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and correspondents and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to expand its reach, geographically, to develop and provide responsive and consistent underwriting and funding services to the mortgage broker and correspondent networks which it plans to develop.

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

         A substantial portion of the mortgage loans to be originated or purchased through the Mortgage Conduit Business are non-conforming mortgage loans. Such non-conforming loans may involve some greater risk as a result of underwriting and product guidelines which will differ from those applied by

FNMA and FHLMC primarily with respect to loan size, borrower income or credit history, required documentation, interest rates, and borrower occupancy of the mortgaged property. The Mortgage Conduit Business generally will not originate or acquire mortgage loans with principal balances above $450,000 since such loans generally entail greater credit risks than other non-conforming loans although it is not precluded from doing so.

         In general, non-conforming residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, are normally subject to higher rates of loss and delinquency than the other non-conforming loans to be purchased by the Mortgage Conduit Business. As a result, these loans normally bear a higher rate of interest, and may be subject to higher fees (including greater prepayment fees and late payment penalties), than non-conforming loans of "A" quality.

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

         The Mortgage Conduit Business' planned focus on the origination and acquisition of non- conforming credit mortgage loans may affect CAFC's financial performance. For example, the origination and purchase market for non-conforming loans has typically provided for higher interest rates, thereby potentially enhancing the interest income earned by the Mortgage Conduit Business during the accumulation phase for loans held for sale. However, the Mortgage Conduit Business will assume the potential risk of any increased delinquency rates and/or credit losses as well as interest rate risk in the event there is a delay in the sale of such loans to permanent investors. Normally, such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC and are reduced by the relatively short period that such loans are held and accumulated prior to sale to permanent investors.

         The Mortgage Conduit Business' loan purchase activities are expected in the future to focus on those Western states of the United States where higher volumes of non-conforming mortgage loans are originated, including California, Nevada, Utah, Colorado, Oregon, Arizona and Washington.

         The Trust's Manager, through its correspondent and broker network, accounted for 100% of the total mortgage loans acquired by the Trust during the year ended December 31,1999, and together with CAFC (which is also managed by CAAI) for 100% of the total mortgage loans acquired by the Trust during the year ended December 31, 1999. CAFC and the Trust's Manager are affiliates of the Trust.

         Underwriting. The Trust's Manager, CAAI, provides documentation for the origination or purchase of mortgage loans and performs the underwriting function for all of the Trust's loans on a contract basis with the Trust. The Trust's Manager also performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are originated or purchased only after completion of a legal documentation and eligibility criteria review.

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

         Whole Loan Sales. The Mortgage Conduit Business conducted by CAFC primarily uses a reverse repurchase financing from the Trust and warehouse financing from commercial warehouse lender to finance the origination or acquisition of mortgage loans from correspondents. Although CAFC from time-to-time makes sales of mortgage loans on a loan-by-loan or "flow" basis, it generally seeks to accumulate a sufficient volume of mortgage loans (generally packages of $1 million to $2 million) with similar characteristics for sale to investors at a premium in whole loan sale transactions on a service-released basis.

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

         WAREHOUSE LENDING BUSINESS

         The Trust's third line of business is its Warehouse Lending Business. Such operations consist primarily of financing for its affiliated mortgage bankers, including CAFC and Sierra Capital Funding, LLC, all of which act as correspondents of the Trust. The non-conforming mortgage loans funded with such financing are acquired by the Trust for its portfolio when such loans meet its investment criteria. These facilities provide reverse financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the pre-approved investor. The Trust's financing is non-recourse and the Trust can only look to the sale or liquidation of the mortgage loans as a source of repayment or repurchase. Any claim of the Trust as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under these facilities are presented on the Trust's balance sheet as "Notes receivables from related party."

         The Trust provides a $3 million reverse repurchase facility to CAFC. The CAFC financing balance outstanding on the Trust's balance sheet is structured to qualify under the REIT asset tests and to generate income qualifying under the 75% gross income test. The terms of the line are based on the rate of the Mortgage Note plus a fee of $50 or such other fee (not to exceed $500) as the parties may agree and with an advance rate of 100% of the fair value of the mortgage loans outstanding.

         Utilizing reverse repurchase agreements, at December 31, 1999, the Trust had outstanding balances of $2,140,360 to CAFC, $428,250 to SCA and $620,707 to Equity 1-2-3, divisions of SCF/LLC, all affiliated mortgage banking companies. The Trust finances its Warehouse Lending Business through equity.

         HEDGING

         The Mortgage Conduit Business to date has originated or purchased primarily fixed-rate mortgage loans. The mortgage loans held by the Mortgage Investment Business mostly carry fixed rates and have relatively short maturities. As the production of fixed-rate mortgage loans increases or if maturities increase, it is anticipated that various hedging strategies will be implemented to provide protection against interest rate risks. The nature and quantity of hedging transactions will be determined by the Manager based on various factors, including market condition, the expected volume of mortgage loan originations and purchases and the period of time required to accumulate and to sell mortgage loans.

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

         SERVICING

         As the Trust or CAFC originates mortgage loans, they acquire the servicing rights. The Trust and CAFC subcontract all of their servicing obligations under such loans to CAAI, the Trust's Manager. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Trust's guidelines.

     Servicing Portfolio. The following tables sets forth certain information regarding the Trust's servicing portfolio of loans for the years ended

                                               December 31, 1997      December 31, 1998      December 31, 1999
                                               -----------------      -----------------      -----------------
Beginning servicing portfolio                       $4,696,238            $4,915,186           $8,968,645
Loans added to the servicing portfolio              $3,254,256           $10,342,300            7,452,006

Loans sold, servicing released and principal
    paydowns (1)                                    $3,035,308            $6,270,841            5,630,987

Ending servicing portfolio                          $4,915,186            $8,986,645           10,807,644

Number of loans serviced                                    45                    72                   82
Average loan size                                     $109,226              $124,815              131,801

     (1) Includes normal loan payoffs, principal amortization, prepayments, less reserves and foreclosures.

     Geographical Distribution. The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

                  December 31, 1997              December 31, 1998             December 31, 1999
           -----------------------------   ---------------------------  ---------------------------
              Number           % of        Number             %of            Number          %of
  State      of Loans        Portfolio     of Loans        Portfolio        of Loans      Portfolio
  -----      --------        ---------     --------        ---------        --------      ---------
   CA           45             100%              69           95%              80            97%
   OR            0               0%               1            1%               0             0%
   UT            0               0%               2            4%               2            3%

         Interest. The weighted average interest for the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1999 was 12.15%, at December 31, 1998 it was 12.43%, and at December 31, 1997 it was 12.43%.

         Maturity. The weighted average maturity of the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1999 was 22.57 months, at December 31, 1998 was 14.06 months and at December 31, 1997 it was 18.75 months. The following table shows the Trust's loan maturities at the dates presented.

                            December 31, 1997                   December 31, 1998                December 31, 1999
                     -------------------------------     -------------------------------    ------------------------------
       Terms              Amount           % of               Amount           % of            Amount            %of
     of Loans            of Loans        Portfolio           of Loans       Portfolio         of Loans         Portfolio
     --------            --------        ---------           --------       ---------         --------         ---------

 0-12 months               $2,651,900          54%           $5,530,300            62%          6,548,777         61%
13-24 months                  896,412          18%            1,429,900            16%          1,365,577         13%
25-36 months                  636,349          13%              824,712             9%            587,213          5%
37-48 months                     None           0%                 None             0%               None          0%
Over 48                       730,525          15%            1,201,733            13%          2,306,077         21%
months                   ------------         ----            ---------           ----          ---------        ----
                           $4,915,186         100%           $8,986,645           100%         10,807,644        100%

     Delinquencies. The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                              December 31, 1997             December 31, 1998               December 31, 1999
                        -----------------------------   -------------------------     ----------------------------
        Loans                   Number      % of           Number      % of               Number           % of
   Delinquent For:            of Loans    Portfolio      of Loans     Portfolio          of Loans        Portfolio
   --------------             --------    ---------      --------     ---------          --------        ---------

31-60 days                           6          7%                 6           5%              3            3%
61-90 days                           2          3%                 2           2%              2            4%
                                                                                                           5%%
91 days+                             2          6%                 3           3%              7            8%
                                   ---         ---               ---         ----            ---           ---
Totals:                             10         16%                11          10%             12           15%

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

         EMPLOYEES

         The Trust has no employees. The Manager employs and provides all of the persons required for the operation of the Trust and its Mortgage Investment Business. At December 31, 1999, the Manager employed 15 persons plus several contract personnel. Additional employees will be required to staff the Mortgage Conduit Business. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

         The Trust's and its Manager lease executive and administrative offices located at 50 California Street, Suite 2020, San Francisco, California, 94111, and consist of approximately 3,000 square feet.

         The Manager also leases space in Los Gatos, Laguna Hills, and San Diego, California for its branch offices on a short-term basis.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

         The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low sale prices of the Common Stock as quoted on the American Stock Exchange were: Fourth Quarter of 1999: High- 3 9/16, Low- 2-3/8; First Quarter of 2000: High- 3-5/8, Low- 2-3/8. At December 31, 1999 the Trust had issued and outstanding 1,484,740 shares of the Trust's Common Stock and warrants to acquire an additional 148,474 shares of Common Stock.

         On December 31, 1999, there were approximately 202 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 139 holders of record of the Trust's Preferred Stock which is not publicly traded. The Trust believes that its Common Stock is beneficially held by an excess of 750 shareholders.

         On March 7, 2000, the Trust's Board of Directors authorized the Trust to repurchase up to $250,000 of the Trust's Common Stock, in open market purchases from time to time at the discretion of the Trust's management; the timing and extent of the repurchases will depend on market conditions. the Trust intends to effect such repurchase in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of April 14, 2000 the Trust had not initiated purchases under the repurchase plan due to restrictions imposed by Rule 10b-18 and the level of trading of the Trust's Common Stock.

         To maintain its qualification as a REIT, the Trust has made and intends during 1999 to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. the Trust declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The REIT Rules have been amended (effective beginning in 2001) to reduce to 90% the percentage of the Trust's taxable income that must be distributed to maintain REIT status. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the taxable earnings of CAFC, the financial condition of the Trust and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level for the Trust's Common Stock.

         The Trust omitted its quarterly dividend on the Trust's Common Stock for the quarter ended March 31, 1999 in order to help finance its planned expansion of the wholesale loan origination capacity of its mortgage banking conduit subsidiary. The Trust paid quarterly dividends on the Trust's Common Stock for the quarters ending June 30, 1999, September 30, 1999 and December 31, 1999 at $.085 per share. The Trust during 1999 paid 12 consecutive monthly dividends on the Trust's Preferred Stock at an average of $.07 per share per month.

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



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of the Trust and its Predecessors. The combined information gives effect to the combination of Capital Alliance Income Trust I and Capital Alliance Income Trust II (collectively, the "Predecessors") with the Trust due to common boards of directors and management. The selected historical combined financial data set forth below for the Trust for each of the years in the period ended December 31, 1995 and the four months ended April 30, 1996 are derived from the audited financial statements of the Predecessors. The selected financial data for the eight months ended December 31, 1996 and for the years ended December 31, 1997, December 31, 1998, and December 31, 1999 are derived from audited financial statements of the Trust.

         Novogradac & Company, LLP audited the aforementioned financial statements. The historical combined financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Five Year                   Combined (Predecessors)        Combined (Predecessors)           Successor
Financial Summary           -----------------------        -----------------------           ---------
                                   Year Ended                  Four Months Ended         Eight Months Ended
                               December 31, 1995               April 30, 1996            December 31, 1996
Operations:

Revenue                             $489,363                     $273,709                       $490,300

Net income                           414,414                      226,643                        373,132

Per Share Data:

Net Income

     Basic                               ---                          ---                             ---

     Diluted                             ---                          ---                             ---

Balance Sheet Data:

Mortgage notes receivable         $4,790,070                   $4,757,895                      $4,696,238

Total assets                       6,254,052                    6,267,251                       6,702,261

Total liabilities                    164,022                      263,316                         756,073

Shareholder's equity               6,090,030                    6,003,935                       5,946,188


                       [continued on the following page]

Five Year                          Successor                     Successor                   Successor
Financial Summary                  ---------                     ---------                   ---------
                                   Year Ended                    Year Ended                  Year Ended
                               December 31, 1997             December 31, 1998           December 31, 1999
Operations:

Revenue                               $776,405                    $1,677,233                 1,243,866

Net income                             535,789                    $1,003,706                   450,605

Per Share Data:

Net Income

     Basic                                 ---                          .351                       ---

     Diluted                               ---                          .341                       ---

Balance Sheet Data:

Mortgage notes receivable           $4,915,186                    $8,986,645                10,807,644

Total assets                        10,132,419                    16,804,983                17,006,696

Total liabilities                      311,096                       757,532                 1,579,862

Shareholder's equity                 9,821,323                    16,047,451                15,426,834


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

         GENERAL

         Predecessors. The Trust resulted from the consolidation of CAIT I and CAIT II (the "Combination") on April 30, 1996 when the Trust ("Successor") exchanged shares of preferred stock for all of the outstanding shares of CAIT I and CAIT II. All assets and liabilities of CAIT I and CAIT II were transferred to and assumed by the Trust. CAIT I and CAIT II were both privately-held residential mortgage investment trusts and were formed and managed by Capital Alliance Advisors, Inc. ("CAAI").

         Organization.   The  Trust   registered  its  common  shares  with  the
Securities and Exchange Commission under the Securities Act of 1933 , as amended, in May of 1997 in an offering of 1,500,000 common shares at $8.00 per share. The shares are listed on the American Stock Exchange with the exchange symbol of "CAA".

         On April 15, 1997 the Trust formed its non-qualified REIT subsidiary to conduct a mortgage conduit business and holds a 99% economic interest in CAFC through ownership of all of its Series "A" Preferred Stock. The Trust's Manager holds all of the Common Shares of CAFC and a 1% economic interest in CAFC.

         On September 30, 1998, the initial public offering of Common Shares was terminated. As of December 31, 1998, 1,484,740 Common Shares were outstanding.

         Operating Strategy. The Trust invests as a portfolio lender primarily in non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades.

         CAFC's operating strategy is to originate, through mortgage loan brokers and a correspondent network, conforming and non-conforming home equity loans to be sold in the secondary mortgage market for cash. Although the loans currently made are concentrated in California, CAFC plans to originate and/or purchase loans on both an individual and bulk basis throughout the western United States. Loans will then be sold into the secondary market for a premium or to the Trust at fair market value, when they meet the Trust's underwriting standards (which include a combined loan-to-value ratio that does not exceed 75% of the underlying collateral).

         Loan Origination and Loan Servicing. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, accounting for interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. Mortgage loan origination and loan servicing are provided to the Trust by CAAI, its Manager.

         Contingencies and Commitments.
         -----------------------------

         As of December 31, 1999, the Trust's real estate investments included four properties held for sale at a capitalized cost of $644,326 and a loan portfolio of $10,807,664 consisting of 82 loans, of which nine loans totaling $1,294,982 or 11.98% of the portfolio were delinquent.

         As of December 31, 1998, the Trust's real estate investments included one property held for sale at a capitalized cost of $149,663 and a loan portfolio of $8,986,645 consisting of 72 loans of which six loans totaling $717,453 or 7.98% of the portfolio were delinquent.

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

         The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, the Trust did not have any commitments to fund loans as of December 31, 1999 and December 31, 1998.

         RESULTS OF OPERATIONS

         The results of operation for the years ended December 31, 1997, December 31, 1998, and December 31, 1999 follows. The historical information presented herein is not necessarily indicative of future operations.

         YEAR ENDED DECEMBER 31, 1999
         COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The Trust's operating revenues (after adjusting for CAFC's operating loss, which is reported as part of the Trust's gross revenues) increased to $1,975,882 as compared to $1,689,082 for 1998, primarily from the increased interest income of a larger mortgage portfolio. Other income for the year ended December 31, 1999 decreased on account of lower rental income from real estate held for sale.

         At year ended December 31, 1999 the mortgage notes receivable balance was $1,821,019 greater than the year ended December 31, 1998 mortgage notes receivable balance. At year ended December 31, 1999, the lines of credit balance was $1,967,781 less than the year ended December 31, 1998 lines of credit balance. At year ended December 31, 1999 the real estate held for sale balance was $494,663 greater than the year ended December 31, 1998 real estate held for sale balance.

         Expenses for the year ended December 31, 1999 increased to $781,136 as compared to $676,708 for the previous year. The increase in 1999 compared to 1998 is primarily due to higher interest expense of $65,431, higher compensation of $138,853 to the Manager, and lower general and administrative expenses of $47,082. The 1999 and 1998 sale of real estate held were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

         Net income for the year ended December 31, 1999 was $450,605. Net Income for the year ended December 31, 1998 was $1,003,706.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Management believes that cash flow from operations, the mortgage loans that are paid off, the disposition of real estate owned, a $2,000,000 bank loan plus the extension of a $4,000,000 warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 1999

         As of January 1, 1999, the Trust had $570,710 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 1999 were $41,939. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's reduced liquidity was the $1,821,019 increase in mortgage notes receivables. Offsetting the increased mortgage notes receivable balance was a $1,967,781 reduction in the line of credit to related parties.

         Net cash provided by the activities during the twelve months ended December 31, 1999 was $809,770. Net income of $450,605 and the non-cash accounting loss of $732,016 in CAFC were was the primary suppliers of cash. The largest user of cash from operating activities was the $534,190 reduction in affiliate borrowings.

         Net cash used in financing activities during the twelve months ended December 31, 1999 was $186,472. The principal generators of cash from financing activities was $904,750 provided from a bank loan. Dividends paid of $1,071,222 were the users of cash from financing activities.

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

         Selected Quarterly Financial Data required by Item 302(a) of Regulation S-K is set forth in the financial statements filed as part of Registrant's Form 10-Qs for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 are incorporated herein by reference and filed as part of this report.

         The unaudited 1998 and 1999 fourth quarter operating statement is presented below with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the three year period ended December 31, 1999.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended
                                                                December 31
                                                          1998            1999
                                                          ----            ----
REVENUES
     Interest income .............................     $ 528,359      $ 483,999
     Investment income from affiliates ...........        (6,146)      (132,281)
     Other income ................................         2,950         14,832
                                                       ---------      ---------

        Total revenues ...........................       525,163        366,550

EXPENSES
     Loan servicing and origination
        fees to related party ....................        28,901         82,526
     Interest expense ............................        17,596         12,614
     Provisions for loan losses ..................       170,000         70,000
     Operating expenses of real estate owned .....         6,061         (8,150)
     General and Administrative ..................        46,339         (7,691)
                                                       ---------      ---------

        Total expenses ...........................       268,897        149,299

NET INCOME BEFORE GAIN
     ON REAL ESTATE OWNED ........................       256,266        217,251
GAIN ON REAL ESTATE OWNED ........................         3,181         (1,779)
CHANGE IN ACCOUNTING PRINCIPLE ...................             0        (10,346)
                                                       ---------      ---------

NET INCOME .......................................     $ 259,447        205,126

PREFERRED SHARE DIVIDENDS ........................     $ 145,026      $ 147,543

BASIC EARNINGS PER
     COMMON SHARE ................................          .077           .039

DILUTED EARNINGS PER
     COMMON SHARE ................................          .067           .032


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         DIRECTORS

         Thomas B. Swartz, 68; Chairman and Chief Executive Officer(1)

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

Dennis R. Konczal, 49; President, Director and Chief Operating Officer(1)(2)

         Class II Director since 1995; current term expires in 2001; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; Executive Vice-President, Trustee and Chief Operating Officer of Capital Alliance Income Trust I (1991 to 1996) and of Capital Alliance Income Trust II (1994 to 1996); President and Director, Sierra Capital Acceptance (1995 to date); President, Director and Chief Operating Officer of Sierra Capital Companies (1984 to date) and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to 1999); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

Richard J. Wrensen, 44; Senior Vice-President, Director and Chief Financial Officer(1)

         Class III Director since 2000; current term expires 2002; Senior Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra Capital Companies and its affiliates) (1997 to date); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. (real estate syndication and management (1981 to
1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Stanley C. Brooks, 50; Director(2)

         Class II Director since 1996; current term expires 2001; President and Chairman, Brookstreet Securities Corporation (1990 to date); Executive Vice-President, Toluca Pacific Securities Corporation (1987 to 1989); Senior Vice-President, First Affiliated Securities (1983 to 1986); Senior Vice-President,

Private Ledger Financial Services (1976 to 1983); Member, National Futures Association (1991 to date); Member, Securities Industry Association (1995 to date); Member, Regional Investment Bankers Association (1990 to date); Licensed Principal, NASD (1970 to date); California State Polytechnic Institute, B.S. Business Administration 1970. Mr. Brooks was elected to the Board of Directors pursuant to the Underwriting Agreement between the Trust and Brookstreet Securities Corporation as the Managing Broker-Dealer of the Trust's current public offering of its Common Stock.

Harvey Blomberg, 59; Director(1)(2)

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

         EXECUTIVE OFFICERS

         The following persons currently serve as executive officers of the Trust. They hold office at the discretion of the Directors.

              Name                     Age           Position

              Thomas B. Swartz         68         Chairman and Chief
                                                  Executive Officer

              Dennis R. Konczal        49         President and Chief
                                                  Operating Officer

              Richard J. Wrensen       44         Senior Vice President
                                                  and Chief Financial Officer

              Linda St. John           44         Operations Officer
                                                  and Secretary

         The principal occupations of the Executive officers of the Trust during the last five years or more are set forth below.

         Thomas B. Swartz, 68; Chairman and Chief Executive Officer

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

Dennis R. Konczal, 49; President, Director and Chief Operating Officer

         Class II Director since 1995; current term expires in 1998; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; Executive Vice-President, Trustee and Chief Operating Officer of Capital Alliance Income Trust I (1991 to 1996) and of Capital Alliance Income Trust II (1994 to 1996); President and Director, Sierra Capital Acceptance (1995 to date); President, Director and Chief Operating Officer of Sierra Capital Companies (1984 to date) and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to 1999); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

Richard J. Wrensen, 44, Senior Vice-President, Director and Chief Financial Officer

         Senior Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra Capital Companies and its affiliates) (1997 to date); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. (real estate syndication and management (1981 to 1983); Division Controller, Great Southwest Corp. (1979 to
1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Linda St. John, 44, Operations Officer and Secretary

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

         COMPENSATION OF DIRECTORS

         Director Fees. The Trust pays each unaffiliated Director an annual fee of $5,000. In 1999 Messrs. Brooks and Blomberg each received $5,000 as a Director's fee.

         Committee and Other Meeting Fees. The Directors are also entitled to be paid $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 1998 Messrs. Brooks and Blomberg each received $1,700 in committee and meeting fees.

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

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares as of April 14, 2000, and as adjusted to reflect the sale of Common Shares being offered hereby, by (1) each person known to the Trust to beneficially own more than five percent of the Trust's Common Shares, (2) each Director, (3) the Trust's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners name have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                          Percentage of
                                                                                       Shares Beneficially
                                                      Number of                               Owned
                                                        Shares                        -----------------------
                                                     Beneficially                      Before        After
                                                        Owned                          Offering      Offering
                                                        -----                          --------      --------
Name of Beneficial Owner
------------------------
Thomas B. Swartz (1)(5)....................             3,086*                              0            0
Dennis R. Konczal (5)......................             8,000*                              0            0
Richard J. Wrensen (3)(5)..................            14,800*                              0            0
Stanley C. Brooks (2)......................                 0                               0            0
Harvey Blomberg............................                 0                               0            0
All directors and executive officers as a
  group (5 persons)........................                 0                               0            0
Thomas Morford (4).........................                 0                               0            0

* Represents less than 1% of outstanding Common Shares.
--------------------

(1) Mr. Swartz owns beneficially 4,004 shares of Series A Preferred Shares as of April 14, 2000, representing less than 1% of the outstanding Series A Preferred Shares.

(2) Mr. Brooks is the President of the Managing Dealer of the Trust's initial public offering of its Common Stock.

(3) Mr. Wrensen owns beneficially 718 shares of Series A Preferred Shares as of April 14, 2000, representing less than 1% of the outstanding Series A Preferred Shares. Mr. Wrensen's wife owns 3,900 Shares of Common Stock as of April 14, 2000, in which Mr. Wrensen claims no beneficial interest. Such holdings represent less than 1% of the outstanding Common Shares.

(4) Mr. Morford owns beneficially 49,000 shares of Series A Preferred Shares as of April 14, 2000, representing 7.7% of the outstanding Series A Preferred Shares.

(5) Capital Alliance Advisors, Inc., the Trust's Manager, owns beneficially 6,500 Shares of Common Stock and 6,437 shares of Series A Preferred Shares as of April 14, 2000, representing 1% of the outstanding Series A Preferred Shares and less than 1% of the outstanding Common Shares. Messrs. Swartz, Konczal and Wrensen are officers and directors of the Manager and collectively own a majority of the outstanding Common Shares of the Manager.

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

         CAAI through its affiliation with Sierra Capital Companies and its affiliates, also has interests that may conflict with those of the Trust in fulfilling certain duties. In addition, Messrs. Swartz, Wrensen and Konczal, the Officers and Directors of CAAI are also officers and Directors of the Trust. The Officers and Directors of CAAI are also involved in other businesses which may generate profits or other compensation. The Trust will not share in such compensation.

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

         The Trust has also committed and made a strategic investment totaling $225,000 of subordinated debt in Equity 1-2-3, located in Laguna Hills, California. The investment was written off in 1999. SCSI Corporation, which is controlled by Messrs. Swartz and Konczal, is the Managing Member of SCF/LLC and has invested $75,000 in the Common Shares of Equity 1-2-3, which investment was written off in 1999.

         Sale and Purchase of Loans. To provide a source of mortgage loans for the Trust's Mortgage Investment Business, CAFC, the Mortgage Conduit Subsidiary, offers to the Trust for purchase all non- conforming mortgage loans and Home Equity Loans meeting the Trust's investment criteria and policies. Commitments to acquire loans will obligate the Trust to purchase such loans from the Mortgage Conduit Subsidiary upon the closing and funding of the loans, pursuant to the terms and conditions specified in the commitment.

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

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)

         Financial Statements. The following Company financial statements are filed as part of this report:


         Independent Auditors' Report...................................F-1
         Balance Sheets.................................................F-2
         Statements of Operation........................................F-3
         Statements of Changes in Stockholders' Equity..................F-4
         Statements of Cash Flows.......................................F-5
         Notes to Financial Statements..................................F-6

(a)(2) Financial Statement Schedules are listed in Part II - Item 8.

(a)(3)   Exhibits.
         --------

         Exhibit No.
     3.1      Charter Certificate of Incorporation and Amendment No. 1(1)
     3.2      Bylaws of the Registrant(1)
     3.3      Certificate of Amendment of Certificate of Incorporation(6)
     4.1      Form of Stock Certificate of Common Shares of the Registrant(2)
     4.2      Form of Shareholder's Warrant Agreement(4)
     4.4      Form of Common Warrant Certificate(4)
     5.1      Opinion of Ashby & Geddes(4)
     8.1      Opinion of Landels Ripley & Diamond, LLP(4)
    10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
    10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
    10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
    23.1      Consent of Landels Ripley & Diamond, LLP(4)
    23.2      Consent of Novogradac & Company LLP(4)
    23.3      Consent of Ashby & Geddes(4)
    23.4      Consent of Landels Ripley & Diamond, LLP(5)
    23.5      Consent of Novogradac & Company LLP(5)
    24.1      Power of Attorney of Thomas B. Swartz(1)
    24.2      Power of Attorney of Dennis R. Konczal(1)
    24.3      Power of Attorney of Douglas A. Thompson(1)
    24.4      Power of Attorney of Stanley C. Brooks(1)
    24.5      Power of Attorney of Harvey Blomberg(1)
    24.6      Power of Attorney of Jeannette Hagey(1)
    24.7      Power of Attorney of Richard J. Wrensen(7)
    27.3      Revised Financial Data Schedule-Capital Alliance Income Trust,
              A Real Estate Investment Trust(3)
    28.1      Impound and Escrow Agreement(4)
    28.2      Impound and Escrow Agreement, as amended October 23, 1997(5)
----------

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

(7) This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and are incorporated by reference herein.

(b)      Reports on Form 8-K.
         --------------------

         None.

(c)      See a(3) above.

(d)      Financial Statement Schedules.
         -----------------------------

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

                                    Capital Alliance Income Trust, Ltd.
Dated:  April 10, 2000              A Real Estate Investment Trust

                                    By:    s/s Thomas B. Swartz
                                           --------------------
                                           Thomas B. Swartz
                                           Chairman and Chief
                                           Executive Officer


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

                For the three-year period ended December 31, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the Trust changed its method of accounting for organization costs in 1999.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




NOVOGRADAC & COMPANY LLP
San Francisco, California
April 7, 2000

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets
                                                                                        December 31,
                                                                             ---------------------------
                                                                                   1998             1999
                                                                                   ----             ----
ASSETS
       Cash and cash equivalents .........................................   $    570,710    $     41,939
       Restricted cash ...................................................        594,693         487,174
       Accounts receivable ...............................................        193,241         233,017
       Due from affiliates ...............................................        103,301         637,491
       Notes receivable:
             Note receivable from related party ..........................        225,000            --
             Lines of credit to related parties ..........................      5,157,098       3,189,317
             Mortgage notes receivable ...................................      8,986,645      10,807,664
             Allowance for loan losses ...................................       (170,000)        (85,000)
                                                                             ------------    ------------
                  Net receivable .........................................     14,198,743      13,911,981
       Real estate owned .................................................        149,663         644,326
       Security deposits .................................................         32,133            --
       Investments in affiliates .........................................        831,936         870,466
       Origination costs .................................................        120,217         163,635
       Loan fee ..........................................................           --            16,667
       Organization costs ................................................         10,346            --
                                                                             ------------    ------------

       Total assets ......................................................   $ 16,804,983    $ 17,006,696
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities
             Mortgage note holdbacks .....................................   $    594,693    $    487,174
             Loan Payable ................................................           --           904,750
             Other liabilities ...........................................        162,839         187,938
                                                                                             ------------
                                                                             ------------    ------------
       Total liabilities .................................................        757,532       1,579,862
                                                                             ------------    ------------

       Stockholders' Equity
             Preferred stock, $.01 par value (liquidation value $9.50
             per share), 675,000 shares authorized; 641,283 shares issued;
             631,757 shares outstanding at December 31, 1999 and 1998 ....          6,413           6,413
             Additional paid in capital-preferred stock ..................      5,868,711       5,752,907
             Less:  treasury stock, 9,526 shares at cost .................        (86,944)        (86,944)

             Common stock, $.01 par value, 5,000,000 shares authorized;
             1,484,740 shares issued and outstanding at December 31, .....         14,847          14,847
             1999 and 1998
             Additional paid in capital-common stock .....................     10,244,424       9,739,611
                                                                             ------------    ------------
       Total stockholders' equity ........................................     16,047,451      15,426,834
                                                                             ------------    ------------

       Total liabilities and stockholders' equity ........................   $ 16,804,983    $ 17,006,696
                                                                             ============    ============

                             See accompanying notes.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations

                                                     Year Ended   Year Ended     Year Ended
                                                    December 31, December 31,   December 31,
                                                        1997         1998           1999
                                                        ----         ----           ----
REVENUES
        Interest income .......................   $   655,225   $ 1,243,495    $ 1,611,363
        Interest income from affiliates .......        45,624       409,278        342,367
        Equity in income (loss) of affiliates .          --         (11,849)      (732,016)
        Other income (loss) ...................        75,556        36,309         22,152
              Total revenues ..................       776,405     1,677,233      1,243,866

EXPENSES
        Loan servicing fees to related party ..       102,027       131,864        251,655
        Management fees to related party ......        48,343       143,484        162,546
        Interest expense ......................        46,060        34,607        100,038
        Provision for loan loss ...............          --         205,855        162,500
        Operating expenses of real estate owned        31,821        10,466          5,427
        Taxes .................................         6,629        26,920         22,540
        General and administrative ............        24,731       123,512         76,430
              Total expenses ..................       259,611       676,708        781,136

INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED ..................................       516,794     1,000,525        462,730
        Gain (loss) on real estate owned ......        18,995         3,181         (1,779)

INCOME BEFORE CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE ..............       535,789     1,003,706        460,951
        Cumulative effect on prior years of
        accounting change .....................          --            --          (10,346)

NET INCOME ....................................   $   535,789   $ 1,003,706    $   450,605

NET INCOME PER PREFERRED SHARE ................   $     0.835   $     0.945    $     0.713

WEIGHTED AVERAGE PREFERRED
        SHARES OUTSTANDING ....................       641,283       626,873        631,757

BASIC EARNINGS PER COMMON SHARE ...............   $      --     $     0.351    $      --

DILUTED EARNINGS PER COMMON SHARE .............   $      --     $     0.341    $      --

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING - BASIC EARNINGS
        PER SHARE .............................        45,219     1,171,733      1,484,740

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING - DILUTED EARNINGS ........        45,219     1,206,886      1,825,854
        PER SHARE

                             See accompanying notes.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                  Statements of Changes in Stockholders' Equity



                                                                       (Common)                                    (Preferred)
                                                                      Additional                                    Additional
                                           Common        Common         Paid in        Preferred       Preferred      Paid in
                                           Shares         Stock         Capital          Shares          Stock        Capital
                                           ------         -----         -------          ------          -----        -------
BALANCE AS OF JANUARY 1, 1997                  --     $       --     $       --           641,283   $      6,413   $  5,939,775
Issuance of common shares                   562,760          5,628      4,496,459            --             --             --
Offering costs                                 --             --         (555,888)           --             --             --
Net income                                     --             --             --              --             --             --
Dividends                                      --             --             --              --             --          (71,064)
                                       ------------   ------------   ------------    ------------   ------------   ------------


BALANCE AS OF DECEMBER 31, 1997             562,760          5,628      3,940,571         641,283          6,413      5,868,711
Issuance of common shares                   921,980          9,219      6,628,689            --             --             --
Purchase of 9,526 shares of treasury           --
         Stock                                 --             --             --              --             --             --
Offering costs                                 --             --         (185,524)           --             --             --
Net income                                     --             --             --              --             --             --
Dividends                                      --             --         (139,312)           --             --             --
                                       ------------   ------------   ------------    ------------   ------------   ------------


BALANCE AS OF DECEMBER 31, 1998           1,484,740         14,847     10,244,424         641,283          6,413      5,868,711
Net income                                     --             --             --              --             --             --
Dividends                                      --             --         (504,813)           --             --         (115,804)
                                       ------------   ------------   ------------    ------------   ------------   ------------


BALANCE AS OF DECEMBER 31, 1999           1,484,740   $     14,847   $  9,739,611         641,283   $      6,413   $  5,752,907
                                       ============   ============   ============    ============   ============   ============


                                         Retained         Treasury
                                         Earnings          Stock            Total
BALANCE AS OF JANUARY 1, 1997          $       --      $       --      $  5,946,188
Issuance of common shares                      --              --         4,502,087
Offering costs                                 --              --          (555,888)
Net income                                  535,789            --           535,789
Dividends                                  (535,789)           --          (606,853)
                                       ------------    ------------    ------------


BALANCE AS OF DECEMBER 31, 1997                --              --         9,821,323
Issuance of common shares                      --              --         6,637,908
Purchase of 9,526 shares of treasury
         Stock                                 --           (86,944)        (86,944)
Offering costs                                 --              --          (185,524)
Net income                                1,003,706            --         1,003,706
Dividends                                (1,003,706)           --        (1,143,018)
                                       ------------    ------------    ------------


BALANCE AS OF DECEMBER 31, 1998                --           (86,944)     16,047,451
Net income                                  450,605            --           450,605
Dividends                                  (450,605)           --        (1,071,222)
                                       ------------    ------------    ------------


BALANCE AS OF DECEMBER 31, 1999        $       --      $    (86,944)   $ 15,426,834
                                       ============    ============    ============


                             See accompanying notes.
                                       F-4

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows

                                                                               Year Ended            Year Ended       Year Ended
                                                                               December 31,         December 31,     December 31,
                                                                                  1997                  1998             1999
                                                                                  ----                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $       535,789     $      1,003,706     $       450,605
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Amortization                                                               4,335                4,404               3,333
         (Gain) loss on real estate owned                                         (18,995)              (3,181)              1,779
         Equity in income (loss) of affiliates                                          -                    -             732,016
         (Increase) decrease in interest receivable                                14,799              (98,034)            (39,776)
         Accrued interest capitalized to real estate owned                        (24,513)              (6,950)            (34,075)
         Provision for loan loss                                                        -              205,855             162,500
         (Increase) decrease in organization costs                                      -                 (272)             10,346
         Increase in security deposits                                                  -              (32,133)             32,133
         Increase (decrease) in due to /from affiliates                           (10,476)            (114,119)           (534,190)
         Increase (decrease) in other liabilities                                 (68,619)             140,065              25,099
                Net cash provided by operating activities                         432,320            1,099,341             809,770

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in restricted cash                                      (140,247)            (389,337)            107,519
     Increase (decrease) in mortgage note holdbacks                               140,365              389,337            (107,519)
     Increase in origination costs                                                      -             (120,217)            (43,418)
     Increase in warehouse lines of credit                                     (2,185,957)          (2,971,141)          1,967,781
     Increase in investments in affiliates                                              -             (286,848)           (100,000)
     (Increase) decrease in related party note receivable                               -             (225,000)            (22,500)
     Return of capital on related party investment                                 19,965                    -                   -
     Investments in mortgage notes receivable                                  (3,254,256)         (10,342,300)         (7,452,006)
     Repayments of mortgage notes receivable                                    2,625,113            6,270,841           4,395,441
     Net proceeds from sale of real estate owned                                  791,416               77,181             147,884
     Capital costs of real estate owned                                           (23,956)              (5,956)            (45,251)
         Net cash provided by (used in) investing activities                   (2,027,557)          (7,603,440)         (1,152,069)

CASH FLOWS FROM FINANCING ACTIVITIES
     Loan payable to bank                                                               -                    -             904,750
     Increase in loan fee                                                               -                    -             (20,000)
     Note payable to related party                                                 72,148              (72,148)                  -
     Payment of mortgage notes payable                                           (191,297)                   -                   -
     Purchase of treasury stock                                                         -              (86,944)                  -
     Proceeds from issuance of shares                                           4,502,087            7,375,840                   -
     Organizational and offering costs                                           (499,161)            (747,406)                  -
     Common dividends paid                                                              -             (550,484)           (504,813)
     Preferred dividends paid                                                    (606,853)            (592,534)           (566,409)
         Net cash provided by (used in) financing activities                    3,276,924            5,326,324            (186,472)

NET INCREASE (DECREASE) IN CASH                                                 1,681,687           (1,177,775)           (528,771)
CASH AT BEGINNING OF PERIOD                                                        66,798            1,748,485             570,710

CASH AT END OF PERIOD                                                     $     1,748,485     $        570,710     $        41,939

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense paid                                                $        43,604     $         28,224     $       100,038
     Taxes paid                                                           $           800     $         15,238     $           800

NON-CASH INVESTING AND FINANCING ACTIVITY (See Note 2, 9 and 10):
     Deferred offering costs offset against proceeds of offering          $       555,888     $        185,524     $             -
     Transfer of real estate owned to CAFC                                $       971,941     $        678,405     $             -
     Transfer of mortgage loans to CAFC                                   $             -     $              -     $       670,546

                             See accompanying notes.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

1.   Organization
     ------------

     Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 as a mortgage investment trust which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties. The Manager, Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's loans.

     On September 30, 1998, the Trust completed its initial public offering of up to 1,500,000 common shares at $8.00 per share and warrants to purchase an additional 150,000 common shares at $5.60 per share.

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999
2.   Summary  of  significant   accounting   policies  &  nature  of  operations
     (continued)
     ---------------------------------------------------------------------------
     Real estate owned. Real estate owned results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as interest income, interest expense and general and administrative expenses on the Statements of Operations.

     Investments. The Trust holds an investment in Sierra Capital Acceptance ("SCA"), a division of Sierra Capital Funding, LLC ("SCF"), a Delaware limited liability company which originates and sells residential mortgage loans. SCA operates as a separate operating division of SCF. The Trust's investment in SCA receives a 15% preferential interest distribution per annum. Sierra Capital Services, Inc., a related party, owns 99% of the common shares of the Sierra Division of SCF and maintains voting control.

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

     Cumulative effect of change in accounting principle. Effective for the year ended December 31, 1999, the Trust adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities". As a result of this change, the Trust is required to expense organization costs as they are incurred. The cumulative effect of this accounting change was a reduction of income of $10,346.

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

     State taxes. During 1999 the state of Delaware imposed a tax on the increased capitalization of the Trust. The Trust did not make any payments until 2000. The Trust paid $800 in franchise tax to the state of California in 1999.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

2.   Summary  of  significant   accounting   policies  &  nature  of  operations
     (continued)
     ---------------------------------------------------------------------------

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes if the Trust distributes at least 95% of its taxable income to its stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to stockholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year.

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

     For the year ended December 31, 1997, the distributions per Preferred Share are allocated 87.673% as ordinary income and 12.327% as a return of capital for tax purposes. For the year ended December 31, 1998, the distributions per Preferred Share are allocated 100% as ordinary income for tax purposes. The distributions per Common Share are allocated 100% as ordinary income for tax purposes. For the year ended December 31, 1999, the distributions per Preferred Share are allocated 100% as ordinary income for tax purposes. The distributions per Common Share are allocated 100% as ordinary income for tax purposes.

     Reclassifications. Certain 1998 amounts have been reclassified to conform with 1999 classifications. Such reclassifications had no effect on reported net income.

3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 1999 and 1998, mortgage note holdbacks from the consummation of mortgage loans made amounted to $487,174 and $594,693, respectively.

4.   Accounts receivable
------------------------

     Accounts receivable consist primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of December 31, 1999 and 1998, accrued interest from borrowers were $215,425 and $168,645, respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

5.   Lines of credit to related parties
     ----------------------------------

     The Trust entered into a loan purchase agreement on November 1, 1997 with Sierra Capital Acceptance LLC ("SCA"), a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advances funds to SCA to acquire mortgage loans secured by real estate. The Trust then acquires all of SCA's right, title and interest in such loans. SCA must reacquire the loans from the Trust at a preset price. As of December 31, 1999 and 1998, the Trust advanced to SCA $428,250 and $820,100, respectively. Annual interest on this line of credit is at prime plus one half of one percent for the first 60 days and prime plus four percent after 60 days. Interest is payable monthly. The Trust earned interest in the amount of $100,325 during 1999, of which $4,610 was outstanding as of December 31, 1999.

     The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC must reacquire the loans from the Trust at a preset price. As of December 31, 1999 and 1998, the Trust advanced to CAFC $2,140,360 and $2,414,435, respectively. Annual interest on this line of credit is equal to the interest rate of the mortgage loans pledged and is payable monthly. The Trust earned interest in the amount of $180,345 during 1999, of which $18,348 was outstanding as of December 31, 1999.

     The Trust entered into a loan purchase agreement on February 1, 1998 with Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advances funds to Equity 1-2-3 to acquire mortgage loans secured by real estate. The Trust then acquires all of Equity1-2-3's right, title and interest in such loans. Some of these loan balances exceed the fair market value of the properties. Equity 1-2-3 must reacquire the loans from the Trust at a preset price. As of December 31, 1999 and 1998, the Trust advanced to Equity 1-2-3 $620,707 and $1,472,563, respectively. Annual interest on this line of credit is at prime plus one percent for the first 60 days and prime plus four percent after 60 days. Interest is payable monthly. The Trust curtailed accruing interest on this line of credit in 1999. However, by the end of 1999, the Trust accrued interest income in the amount of $7,937, all of which was outstanding and the Trust expects to accrue interest in the future.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust ("CMT"). Under the terms of the agreement, the Trust advances funds to CMT to acquire mortgage loans secured by real estate. The Trust then acquires all of CMT's right, title and interest in such loans. CMT must reacquire the loans from the Trust at a preset price. As of December 31, 1999 and 1998, the Trust advanced to CMT $0 and $450,000, respectively. Annual interest on this line of credit is equal to the interest rate of the mortgage loans pledged and is payable monthly. The Trust earned interest in the amount of $23,760 during 1999, all of which was paid as of December 31, 1999.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

6.   Mortgage notes receivable
------------------------------

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

     A reconciliation of mortgage notes receivable is as follows:

                                          December 31,        December 31,      December 31,
                                                1997               1998              1999
                                          ----------------    -------------     ---------
       Balance, beginning of period      $       4,696,238    $   4,915,186     $     8,986,645
       Additions during period:
          New mortgage loans                     3,254,256       10,342,300           7,452,006
       Deductions during period:
          Collections of principal               2,405,113        5,997,178           4,395,441
          Foreclosures, net of reserve             410,195          273,663             565,000
          Transfer to CAFC                             ---              ---             670,546
          Cost of mortgages sold                   220,000              ---                 ---
                                          ----------------    -------------     ---------------
       Balance, close of period           $      4,915,186    $   8,986,645     $    10,807,664
                                          ================    =============     ===============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

6.   Mortgage notes  receivable (continued)
     --------------------------------------

     The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on single family residences. The following is a summary of the Trust's mortgage notes receivable at December 31, 1999.

                                                                                                                   Principal amount
                                                                                                                     of loans with
                                                                     Monthly                           Carrying        delinquent
                                                        Final        payment  Prior   Face amount of   amount of      principal or
      Principal outstanding         Interest rate   maturity date     terms   liens     mortgage(s)    mortgage(s) interest (Note A)
      ---------------------         -------------   --------------  ----------------   ------------    ----------- ----------------
 Individual loans greater
 than $324,230 (3% of total
 mortgage notes receivable
 of $11,478,210):                      10.00%          02/01/00       $4,896   None    $    500,000    $    500,000    $       ---
                                       12.00%          04/01/00       $4,300   First        430,000         430,000            ---
                                        12.5%          01/01/01       $2,906   None         361,500         375,000            ---
                                       12.50%          10/01/00       $3,400   First        340,000         340,000           ---
 Loans from $300,000-$324,230      7.63% to 13.00%  14 to 56 months                         615,000         615,631         300,750
 Loans from $200,000-$299,999      8.00% to 13.50%  8 to 357 months                       2,316,000       2,413,969         260,028
 Loans from $100,000-$199,999     10.00% to 13.50%  3 to 59 months                        4,419,900       4,240,795         652,717
 Loans from $50,000-$99,999       11.00% to 16.00%  1 to 59 months                        1,357,500       1,231,500            ---
 Loans from $19,380-$49,999       10.75% to 14.00%  1 to 172 months                         730,608         660,770          81,492
                                                                                       ------------     -----------    ------------

  Total Mortgage Notes Receivable at December 31, 1999                                 $ 11,070,508    $ 10,807,664    $  1,294,987
                                                                                       ============    ============    ============

     (A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 1999, there were three loans totaling $428,334 of principal and $19,401 of interest that were 90 to 180 days delinquent on interest payments. Six loans with the principal amount of $866,653 and $85,167 of interest have been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that in all except two loans the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest. Anticipated loss from the two loans is included in loan loss reserve.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

7.   Loan loss reserve
     -----------------

     The Trust measures impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes $85,000 of loan loss reserve is adequate to reflect the probable impairment in all receivables as of December 31, 1999.

     Activity in the loan loss reserve was as follows:

                                           December 31,        December 31,       December 31,
                                                1997               1998               1999
                                          ----------------    -------------     ---------------
       Balance, beginning of period       $            ---    $         ---     $       170,000
       Provision for loan loss                         ---          170,000             162,500
       Write-off of note receivable
 to related party                                      ---              ---           (225,000)
       Write-off of advance
 to related party                                      ---              ---            (22,500)
                                          ----------------    -------------     --------------
       Balance, end of period             $            ---    $     170,000     $        85,000
                                          ================    =============     ===============

8.   Real estate owned
     -----------------

     During 1997 the Trust foreclosed on three mortgage notes receivable, sold three properties and contributed three properties to capitalize CAFC. At December 31, 1997, the Trust owned one property. During 1998 the Trust foreclosed on three mortgage notes receivable, sold one property and contributed two properties to capitalize CAFC. At December 31, 1998, the Trust owned one property. During 1999 the Trust foreclosed on four mortgage notes receivable and sold one property. At December 31, 1999, the Trust owned four properties. The following table shows the cash and non-cash activities in the real estate owned account.

     As of January 1, 1997 the Trust held mortgage notes payable totaling $578,395. The notes were secured by residential properties with interest accruing at 8.25% to 8.95% per annum. During 1997 one loan of $91,297 was paid in full upon the sale of the real estate owned and the remainder of $487,098 was contributed to capitalize CAFC.

     -----------------------------

     A reconciliation of real estate owned is as follows:

                                                                            1997           1998           1999
                                                                            ----           ----           ----
     Real estate owned at beginning of year                             $   1,312,520   $   322,550     $   149,663
     Foreclosed mortgage notes, net of reserve (non-cash)                     410,195       273,663         565,000
     Accrued interest capitalized (non-cash)                                   24,513         6,950          34,075
     Mortgage notes payable (non-cash)                                        195,728       292,949             ---
     Mortgage notes payable (cash paid)                                       100,000           ---             ---
     Capital costs of real estate owned (cash paid)                            23,956         5,956          45,251
     Gain (loss) on sale (non-cash)                                            18,995         3,181          (1,779)
                                                                        -------------   -----------     -----------
                                                                            2,085,907       905,249         792,210
                                                                        -------------   -----------     -----------
     Less: Proceeds from sale of real estate owned (net of closing costs of $11,116, $2,819 and $25,871 in 1999, 1998 and 1997,
     respectively)                                                            791,416        77,181         147,884
     Book value of properties transferred to CAFC (non-cash)                  971,941       678,405             ---
                                                                        -------------   -----------     -----------
                                                                            1,763,357       755,586         147,884
                                                                        -------------   -----------     -----------

     Real estate owned at end of year                                   $     322,550   $   149,663     $   644,326
                                                                        =============   ===========     ===========

9.   Gain (loss) on real estate owned
     --------------------------------

     Three real estate properties were sold during 1997 for a combined gain of $18,995. One real estate property was sold during 1998 for a gain of $3,181. One real estate property was sold during 1999 for a loss of $1,779.

10.  Investment in affiliates
     ------------------------

     On April 11, 1997 the Trust formed a non-qualified REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"), to conduct its planned mortgage conduit business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock) which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC under the equity method.

     CAFC commenced operations in the second quarter of 1997. To capitalize CAFC, the Trust contributed three real estate properties with a net carrying amount of $289,114 (fair value of $971,941 less the corresponding mortgage loans of $682,827) in 1997. In 1998, the Trust contributed two real estate properties net of liabilities equal to $385,940 (book value of $678,405 less adjustment of $35,855 and the corresponding mortgage loans of $256,610). In 1999, the Trust contributed $100,000 cash and four mortgage loans totaling $670,546. The transfer of the mortgage notes receivable is non-cash transaction that is not shown on statements of cash flows.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

10.  Investment in affiliates (continued)
     ------------------------------------

                      CAPITAL ALLIANCE FUNDING CORPORATION

                                                                            1998            1999
                                                                            ----            ----
     Total assets                                                       $   5,144,909   $   6,327,942
                                                                        =============   =============

     Total liabilities                                                  $   4,512,973   $   5,664,870

     Total stockholders' equity                                               631,936         663,072
                                                                        -------------   -------------

     Total liabilities and equity                                       $   5,144,909   $   6,327,942
                                                                        =============   =============

     Revenue                                                            $    496,433    $    414,159
     Expenses                                                               (435,924)     (1,153,569)
     Other income and expenses
          Loss on sale of assets                                             (83,663)            ---
                                                                         -----------     -----------
     Net income (loss)                                                   $   (23,154)    $  (739,410)
                                                                         ===========     ===========

     As described in Note 3, the Trust also holds an investment in preferred shares of Sierra Capital Acceptance, a division of Sierra Capital Funding LLC, totaling $200,000 and receives distribution equal to 15% return per annum. For each of the years ended December 31, 1999 and 1998, the Trust earned $30,000 from this investment. Distributions are reported as interest.

11.  Related party transactions
     --------------------------

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

     The Manager is entitled to a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $149,146 and $143,484 for the year ended December 31, 1999 and 1998, respectively.

     Also, the Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. Prior to February 12, 1997, the Manager received a loan origination and servicing fee equal to 0.083% of the monthly (1% annually) value of all assets less liabilities and reserves. For the years ended December 31, 1999 and 1998, the Trust paid a loan servicing fee of $72,313 and $63,020 to the Manager, respectively. As of December 31, 1999, the Trust capitalized $163,635 of loan origination fees.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

11.  Related party transactions (continued)
     --------------------------------------

     As of December 31, 1997, the Trust had a note payable of $72,148 to a related party that accrued interest at 11.5% per annum. During the year ended December 31, 1998 the Trust paid $2,456 of interest related to this note. The note was repaid during 1998.

     During 1999, the Trust advanced $22,500 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as an addition to the $225,000 note receivable from Equity 1-2-3. The note bore interest at 15 percent per annum and interest is payable quarterly. The Trust wrote off the note receivable and the advance in 1999.

     On occasions the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 1999, the Trust had a receivable of $331,889 from Sierra Capital Acceptance, a receivable of $769,184 from Capital Alliance Funding
     Corporation, a receivable of $1,991 from the Manager, a receivable of $21,990 from Equity 1-2-3, a payable of $1,248 to holdback account, and a payable of $486,315 to Calliance Mortgage Trust. As of December 31, 1998, the Trust had a receivable of $7,500 from Sierra Capital Acceptance, a payable of $36,756 to Capital Alliance Funding Corporation, a payable of $11,018 to the Manager.

     As described in Note 5, the Trust advanced $5,157,098 of funds under lines of credit to related parties and earned interest of $356,778 on such financing for the year ended December 31, 1998. For the year ended December 31, 1999, the Trust advanced $3,189,317 of funds under warehouse lines of credit to related parties and earned interest of $312,367 on such financing.

     Equity 1-2-3 and Sierra Capital Acceptance, divisions of Sierra Capital Funding LLC, are partially owned by officers of the Trust and their affiliated entities.

12.  Preferred, common and treasury stock
     ------------------------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

12.  Preferred, common and treasury stock (continued)
     ------------------------------------------------

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

     One Shareholder Warrant was issued for every 10 Common Shares purchased. Each Shareholder Warrant entitles the holder to purchase one Common Share. The exercise price for each Shareholder Warrant is $5.60, which may be exercised during the 25th through the 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of shares which may be purchased upon the exercise of the Warrants will be adjusted should certain events occur (i.e. stock dividends, split-ups, combinations and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation or disposition of all or substantially all of the Trust's assets. Warrant holders do not have the rights of a shareholder and they are not entitled to participate in a distribution of the Trust's assets in a liquidation, dissolution or winding up of the Trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a Warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

     Under the 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, options for the purchase of a total of 150,000 Common Shares of the Trust were granted effective September 30, 1998. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date six (6) months after the date of the grant. The initial options for the purchase of 75,000 Common Shares have an exercise price of $8.00 per share. The options for the purchase of remaining 75,000 of Common Shares have an exercise price of $4.50 per share.

     During 1998, the Trust purchased 9,526 preferred shares as treasury stock. The purchase was recorded at cost and as a reduction to preferred shares and additional paid in capital from preferred shares.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 1999

13.  Earnings per share

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share.

                                                     Year Ended        Year Ended        Year Ended
                                                    December 31,     December 31,      December 31,
                                                    -------------    -------------     ------------
      Numerator:                                        1997              1998              1999
                                                        ----              ----              ----
      Net income                                     $     535,789    $   1,003,706     $     432,605
      Preferred dividends attributable
            to income                                      535,789          592,534           432,605
                                                     -------------    -------------     -------------
      Numerator for basic and diluted
           Earnings per share-income
      available to  common stockholders              $         ---    $     411,172     $         ---
                                                     =============    =============     =============
      Denominator:
           Basic weighted average shares                    45,219        1,171,733         1,484,700

           Effect of dilutive warrants                         ---           35,153           341,114
                                                     -------------    -------------     -------------
           Diluted weighted average shares                  45,219        1,206,886         1,825,854
                                                     =============    =============     =============

      Basic earnings per common share                          ---    $       0.351     $         ---
                                                     =============    =============     =============

      Diluted earnings per common share                        ---    $       0.341     $         ---
                                                     =============    =============     =============