Form 10-Q
period 2000-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2000-05-22
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

             (Exact name of registrant as specified in its charter)

            Delaware                                          94-3240473
-----------------------------------                       ------------------
(State or other Jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

         50 California Street
         Suite 2020
         San Francisco, California                                     94111
         ------------------------------                              ----------
      (Address of principal executive office)                        (zip code)

                                 (415) 288-9575
                                 --------------
              (Registrant"s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_       No ___

Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date.

As of April 30, 2000, the aggregate market value of the registrant"s shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $4,454,220. At that date 1,484,740 shares of common stock were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust

                                 Balance Sheets

                                                                      (unaudited)       (audited)
                                                                    March 31, 2000   December 31, 1999
                                                                    --------------   -----------------
Cash and cash equivalents                                            $    458,722    $     41,939
Restricted cash                                                           384,158         487,174
Accounts receivable                                                       234,622         233,017
Due from affiliates                                                       488,222         637,491
Notes receivable:
     Warehouse lines of credit to related parties                       2,887,164       3,189,317
     Mortgage notes receivable                                         11,335,374      10,807,664
     Allowance for loan losses                                            (17,500)        (85,000)
                                                                     ------------    ------------
          Net receivable                                               14,205,038      13,991,981
Real estate owned                                                         298,622         644,326
Investments in affiliates                                                 811,166         870,466
Origination costs                                                         164,128         163,635
Loan Fee                                                                   11,667          16,667

Total assets                                                         $ 17,044,678    $ 17,006,696
                                                                     ============    ============



Liabilities
     Mortgage note holdbacks                                         $    384,158    $    487,174
     Loan payable                                                       1,089,000         904,750
     Other liabilities                                                    199,937         187,938
                                                                     ------------    ------------
Total liabilities                                                       1,673,095       1,579,862
                                                                     ------------    ------------

Stockholders' Equity
      Preferred stock, $.01 par value per share;                            6,413           6,413
              675,000 shares authorized; 641,283 shares
              issued and 631,757 outstanding at March 31, 2000
              and December 31, 1999
      Additional paid in capital -preferred stock                       5,752,907       5,752,907
      Less: treasury stock, 9,526 shares at cost                          (86,944)        (86,944)

      Common stock, $.01 par value; 5,000,000 shares                       14,847          14,847
              authorized ; 1,484,740 shares issued and outstanding
              at March 31, 2000 and December 31,1999
      Additional paid in capital - common stock                         9,684,360       9,739,611
                                                                     ------------    ------------

Total stockholders' equity                                             15,371,583      15,426,834
                                                                     ------------    ------------

Total liabilities and stockholders' equity                           $ 17,044,678    $ 17,006,696
                                                                     ============    ============


                 See accompanying notes to financial statements

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust

                            Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                          2000            1999
                                                          ----            ----
    Interest income                                     420,190     $   398,440
    Interest income from affiliates                      88,848         125,944
    Investment income from affiliates                   (59,300)       (157,815)
    Other income                                            425           4,888
                                                    -----------     -----------
        Total revenues                                  450,163         371,457
                                                    -----------     -----------

EXPENSES
    Loan servicing fees to related party                 76,402          75,609
    Management fees to related party                     38,156          38,233
    Interest expense                                     32,288          39,950
    Provision for loan losses                            17,500          32,500
    Operating expenses of real estate owned              13,820           5,620
    Taxes                                                 8,200           5,300
    General and administrative                           37,781          30,854
                                                    -----------     -----------
          Total expenses                                224,147         228,066
                                                    -----------     -----------

INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED                                            226,016         143,391
    Gain (loss) on real estate owned                     (5,024)           --
                                                    -----------     -----------
NET INCOME                                          $   220,992     $   143,391
                                                    ===========     ===========



PREFERRED DIVIDENDS                                 $   150,039     $   138,789


BASIC EARNINGS PER  COMMON SHARE                    $     0.047     $     0.003


DILUTED EARNINGS PER  COMMON SHARE                  $     0.047     $     0.003


AVERAGE COMMON SHARES
    OUTSTANDING - BASIC EARNINGS PER SHARE            1,484,740       1,484,740

AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED EARNINGS PER SHARE          1,484,740       1,484,740


                 See accompanying notes to financial statements

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust

                            Statements of Cash Flows
                                  (Unaudited)


                                                                      Three Months Ended
                                                                            March 31,
                                                                     2000           1999
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income ............................................   $   220,992    $   143,391
      Adjustments to reconcile net income to net cash
        Amortization ........................................         5,000          1,101
        Gain (loss) on real estate owned ....................        (5,024)          --
        (Increase) decrease in  accounts receivable .........        (1,605)        14,806
        Accrued interest capitalized to real estate owned ...          --          (34,075)
        Provisions for loan loss ............................        17,500         32,500
        Increase in organization costs ......................          --             --
        Increase (decrease) in security deposits ............          --           (5,857)
        Increase (decrease) in due to affiliates ............       149,269       (146,360)
        Increase (decrease) in other liabilities ............        11,999         48,861
                                                                -----------    -----------
          Net cash provided by (used in) operating activities       398,131         54,367
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash ................       103,106         75,158
      Increase (decrease) in mortgage note holdbacks ........      (103,106)       (75,158)
      Increase (decrease) in origination costs ..............          --             --
      (Increase) decrease in warehouse lines of credit ......       302,153        707,534
      (Increase) in investments .............................        59,300        157,815
      Increase in related party note receivable .............          --          (22,500)
      Investments in mortgage notes receivable ..............    (2,470,210)    (3,408,469)
      Repayments of mortgage notes receivable ...............     1,942,500      2,077,651
      Net proceeds from sale of real estate owned ...........       461,151           --
      Capital costs of foreclosed property ..................          --          (13,967)
                                                                -----------    -----------
        Net cash provided by (used in) investing ............       294,894       (501,936)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Note payable to related party .........................          --             --
      Redemption of shares ..................................          --             --
      Proceeds from issuance of shares ......................          --             --
      Payment of mortgage notes payable .....................          --          745,950
      Preferred dividends paid ..............................      (150,039)      (138,789)
      Common dividends paid .................................      (126,203)      (252,406)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities .      (276,242)       354,755
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................       416,783        (92,814)
CASH AT BEGINNING OF PERIOD .................................        41,939        570,710
                                                                -----------    -----------

CASH AT END OF PERIOD .......................................   $   458,722    $   477,896
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid .................................   $    32,288    $    39,922
      Taxes paid ............................................   $       800    $       800


                 See accompanying notes to financial statements

1.    Organization.
      ------------

      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 as a mortgage investment which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties. The Manager, Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's loans.

      On September 30, 1998, the Trust completed its initial public offering of 1,484,740 at $8.00 per share and warrants to purchase an additional 148,474 common shares at $5.60 per share.

2.    Basis of presentation.
      ---------------------

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 filed pursuant to 15d-2 on Form 10-K with the Securities and Exchange Commission.

      The unaudited interim financial statements for the three months ended March 31, 2000 and March 31, 1999 represent the financial statements of the Trust.

3.    Summary of significant accounting policies & nature of operations.
      -----------------------------------------------------------------

      Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the accounts reported in financial statements and the accompanying notes. Actual results could differ from those estimates.

      Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Trust deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Trust"s account balances may exceed the insured limits. Restricted cash represents segregated cash and is to be disbursed only to mortgage loan borrowers upon completion of certain improvements to the secured property (see Note 4).

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

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses from receivables at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of March 31, 2000 and March 31, 1999 the loan loss reserves were $15,000 and $202,500, respectively.

     Investments. The Trust hold an investment in Sierra Capital Acceptance ("SCA"), a division of Sierra Capital Funding, LLC ("SCF"), a Delaware Limited Liability Company which originates and sells residential mortgages. SCA will continue operations as a separate operating division of SCF. The Trust's investment in receives a 15% preferential interest distribution per annum. Sierra Capital Services, Inc., a related party, owns 99% of the Sierra common shares of SCF and maintains voting control.

     During 1997 the Trust formed its non-qualified REIT subsidiary Capital Alliance Funding Corporation ("CAFC") to conduct its mortgage conduit business. The Trust owns 100% of the outstanding Series "A" Preferred stock (2,000 shares of non-voting stock) in CAFC, which constitute a 99% economic interest in CAFC. The Trust"s Manager owns 100% of the Common Shares (1,000 shares) of CAFC, which constitute a 1% economic interest and has 100% voting control. The Trust"s Manager also manages CAFC and provides mortgage origination and sale and services for CAFC. The Trust accounts for its investment in CAFC under the equity method.

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

     Based on the Trust"s belief that it has operated in a manner so as to allow it to elect to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements.

     For the three-month period ended March 31, 2000, the distributions per preferred share are allocated 100% as ordinary income and the common share distribution is allocated 100% ordinary income for tax purposes. For the period ended March 31, 1999, the distributions per preferred share are allocated 100% ordinary income and the common share distribution is allocated 100% ordinary income for tax purposes.

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

     Real estate owned. Real estate owned results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. At this time senior debt to which the asset is subject is reported as mortgage payable. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate held for sale. Income and expenses related to real estate owned are recorded as other income, interest expense and as operating expenses of real estate owned on the Statements of Operations.

     Reclassifications. Certain 1999 amounts may be reclassified to conform with 2000 classifications. Such reclassifications had no effect on reported net income.

4.   Restricted cash and mortgage note holdbacks.
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of March 31, 2000 and December 31, 1999, mortgage note holdbacks from the consummation of mortgage loans made amounted to $ 384,158 and $487,174 respectively.

5.   Mortgage notes receivable.
     -------------------------

     Mortgage notes receivable represent home equity loans secured by residential real estate. At their original origination, all loans have a combined loan-to-value of not more than 75% of the underlying collateral's appraisal. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is due as a balloon payment at loan maturity.

6.   Accounts receivable.
     -------------------

     Accounts   receivable  consists  of  accrued  interest  on  mortgage  notes receivable and other amounts due from borrowers.

7.   Mortgage notes payable.
     -----------------------

     As of March 31, 2000 and December 31, 1999 the Trust held no mortgage notes payable

8.   Related party transactions.
     --------------------------

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $38,156 and $38,233 for the three months ended March 31, 2000 and March 31, 1999, respectively.

     The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. The Trust paid the Manager a loan origination and servicing fee of $76,402 and $75,609 for the three months ended March 31, 2000 and March 31, 1999, respectively.

     As described in Note 3, the Trust holds an investment in Sierra Capital Funding and receives a 15% return per annum. For the three months ended March 31, 2000 the interest was deferred and for the three months ended March 31, 1999 the Trust earned interest of $7,500.

     As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation. For the three months ended March 31, 2000 and March 31, 1999 the Trust was allocated losses of $59,300 and 157,815, respectively. These losses are attributable to the expansion of the subsidiaries wholesale loan origination capacity.

     During the first quarter of 1999, the Trust advanced $25,000 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as an addition to the $225,000 note receivable. from Equity 1-2-3. The note bore interest at 15% per annum and interest was payable quarterly. The Trust wrote off the note receivable and the advance in 1999.

9.   Preferred stock and common stock.
     --------------------------------

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

     The Trust has the power to redeem or prohibit the transfer of a sufficient number of common and/or Preferred shares or the exercise of warrants and to prohibit the transfer of shares to persons that would result in violation of the Trust"s share holding requirements. In addition, the Bylaws provide that no shareholder may own more than 9.8% of the total outstanding shares after the conclusion of the initial public offering of Common Shares.

     One Shareholder Warrant was issued for every ten Common Shares purchased. Each shareholder Warrant entitles the holder to purchase one Common Share. The exercise price foe each Shareholder warrant is $5.60, which may be exercised during the 25th through 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of which may be purchased upon exercise of the Warrants will be adjusted should certain events occur (i.e., stock dividends, split-ups, combinations, and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation, or disposition of all or substantially all of the Trust"s assets. Warrant holders do not have the rights of a shareholder and they are not entitled to participate in a distribution of the Trust"s assets in a liquidation, dissolution, or winding up of the trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

10.  Earnings per share.
     ------------------

     The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

      Numerator:                                    March 31, 2000    March 31, 1999
                                                    --------------    --------------
            Net income ...........................     $  220,992     $  143,391
            Less: Preferred Dividend .............     $  150,039     $  138,789
                                                       ----------     ----------

Numerator for basic and diluted
earnings per share ...............................     $   70,953     $    4,602
                                                       ----------     ----------

Denominator:
            Basic weighted average shares ........      1,484,740      1,484,700
            Effect of dilutive warrants ..........              0
                                                       ----------     ----------
                                                                               0
            Diluted weighted average shares ......      1,484,740      1,484,700
                                                       ----------     ----------

Basic earnings per common share ..................     $    0.047     $    0.003
                                                       ----------     ----------

Diluted earnings per common share ................     $    0.047     $    0.003
                                                       ----------     ----------

                                     PART I
                                     ITEM 2.


                     MANAGEMENT"S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


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

      Management  believes  there is strong demand for  non-conforming  mortgage
loans  by  borrowers  and  strong   demand  by  investors  for  high   yielding,
non-conforming mortgages for securitization

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

      Commitments and Contingencies. As of March 31, 2000, the Trust"s loan portfolio included total loans of $11,335,374 of which $1,439,521 representing 12.7% of the loan portfolio were delinquent over sixty days. There were 7 delinquent loans which were in the process of foreclosure at March 31, 2000. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $17,500, if it is necessary to foreclose upon the mortgage loans. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2000 and March 31, 1999.

Results of Operations

      The historical information presented herein is not necessarily indicative of future operations.

      Three months ended March 31, 2000 and 1999. Revenues for the first quarter increased to $450,163 as compared to $371,457 for the same period in the previous year. The increase in revenue, during the first three months of 2000 was primarily due to CAFC's improved operating results of $98,515.

      Expenses for the first quarter 1999 decreased to $221,647 as compared to $228,066 for the same period in the previous year. The decrease in expenses during the first three months of 2000 was primarily due to a $15,000 reduction in reserves for loan losses.

Inflation

      The financial statements of the Trust, prepared in accordance with generally accepted accounting principles, report the Trust"s financial position and operating results in terms of historical dollars and does not consider the impact of inflation. Inflation affects the Trust"s operations primarily through its effect on interest rates, since interest rates normally increase during period of high inflation and decrease during periods of low inflation. When interest rates increase, the demand for mortgage loans and a borrower"s ability to qualify for mortgage financing may be adversely affected.

 Liquidity and Capital Resources

      The liquidity of the Trust will be based upon the need to fund investments in mortgage loans and the repayment of existing mortgage loans and the sale of foreclosed properties. The Trust"s average mortgage loan matures is less than two years.

      Net cash provided by operating activities during the three months ended March 31, 2000 and 1999 was $398,131 and $54,367 respectively.

      Net cash provided by (used in) investing activities for the three months ended March 31, 2000 and 1999 was $294,894 and $501,936, respectively. The large increase in 2000 compared to the prior period is due to increased sale of foreclosed real estate.

      Net cash provided by financing activities during the three months ended March 31, 2000 and 1999 was $(276,242) and $354,755 respectively. The 2000 results are from the payment of dividends The 1999 results are from the payment of dividends and the payoff of mortgage notes assumed upon foreclosure.

       As of March 10, 2000, CAFC extended an agreement for a $4,000,000 warehouse line of credit which is guaranteed by the Trust. The Trust has also extended a warehouse line of credit to CAFC. Management believes that cash flow from operations, the proceeds of loan repayments plus the establishment of the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust"s businesses for the next twelve months.

                                     PART II

                                OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

                  The trust is not involved in any legal proceedings at this time.

ITEM 2            CHANGES IN SECURITIES

                  There have been no changes in the outstanding securities of the Trust at this time

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5            OTHER INFORMATION

                  On March 24, 2000 (Exhibit A) and April 17, 2000 (Exhibit B) the Registrant issued two (2) press releases attached as exhibits.

ITEM 6            REPORTS ON FORM 8-K

                  Not applicable.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAPITAL ALLIANCE INCOME TRUST LTD.,
                                   A Real Estate Investment Trust


Dated:   May 19, 2000            By: /s/ Richard J. Wrensen
                                     ----------------------
                                     Richard J. Wrensen, Chief Financial Officer

                                   EXHIBIT "A"

             CAPITAL ALLIANCE INCOME TRUST ANNOUNCES DECLARATION OF
                   COMMON SHARE DIVIDEND FOR FIRST QUARTER AND
          REVISED INVESTMENT POLICY TO ALLOW INCREASED USE OF LEVERAGE


         SAN FRANCISCO--(Business Wire)--March 21, 2000--Capital Alliance Income Trust Ltd., ("CAIT") (AMEX: CAA), a non-conforming specialty residential finance company announced that its Board had declared CAIT's common share dividend for the first quarter at $.085 per share. The dividend will be payable on April 17, 2000 to shareholders of record on April 1, 2000.

         Thomas B. Swartz, CAIT's Chairman and CEO, also disclosed that CAIT's Board had authorized an increased leveraging of CAIT's capital position for up to four times its capital base to increase the size of its loan portfolio and to provide additional warehouse facilities for its mortgage banking subsidiary,
Capital Alliance Funding ("CAFC"). Prior to this, CAIT has followed a low-leverage policy in its mortgage investment (portfolio) business and has used its warehouse lines only in CAFC, its mortgage banking subsidiary. Swartz stated that, "Notwithstanding our prior policy, we believe that with the positive interest spreads available to us, the use of leverage can be favorable in our portfolio operations if intelligently used, even with recent rate increases." He also noted that, "While CAIT will utilize the additional liquidity to expand its mortgage portfolio, it will, as it has done since its inception, continue to hedge its risks by limiting loans to relatively short terms, with a healthy interest rate and a maximum 75% loan-to-value ratio." He indicated that based on pending negotiations with a major banking institution in the mortgage field, the new term and warehouse financings should be in place "early in the second quarter". He also indicated that the immediate effect of the expanded liquidity on earnings "would be muted and deferred by accounting requirements to amortize origination income but should be positive in the long run."

         Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks.

---------------------

Contact:           Capital Alliance Income Trust Ltd.
                   Thomas B. Swartz, Chairman
                   (415) 288-9575

                                   EXHIBIT "B"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                   ANNOUNCES IMPROVED FOURTH QUARTER EARNINGS


         SAN FRANCISCO--(BUSINESS WIRE)--April 17, 2000-Capital Alliance Income Trust Ltd., ("CAIT") (AMEX: CAA-news), a non-conforming specialty residential mortgage company, announced that net earnings for the fourth quarter of 1999 were $205,126 on gross revenues of 498,831, a 107% increase in earnings over earnings for the third quarter of 1999. Earnings for all of 1999, totaled $450,605 on gross revenues of $1,975,882 as compared to earnings of $1,003,706 for all of 1998 on gross revenues of $1,689,082. Earnings for all of 1999 were depressed by the substantial costs of expanding the mortgage origination capacity of CAIT's mortgage banking subsidiary, all of which costs were currently expensed and not amortized. 99% of the subsidiary's earnings (losses) are reflected in CAIT's financial statements under the equity method of accounting.

         Thomas B. Swartz, CAIT's Chairman and CEO, noted that "with the completion of CAIT's expansion and reorganization of its wholesale mortgage banking subsidiary and with its pending acquisition of both a term loan and an expanded warehouse facility, CAIT's earnings should show steady improvement in the year 2000 as the result of a larger mortgage investment portfolio with favorable interest spreads and a positive contribution from its mortgage banking subsidiary."

         CAIT is a specialty residential mortgage lender which invests primarily in high-yielding, non-conforming residential mortgage loans on one-to-four unit properties located primarily in California and other western states. It also originates similar loans for sale to investors on a whole loan basis for cash through its wholesale mortgage banking subsidiary.

         Certain oral and written statements of management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks.

---------------------

Contact:           Capital Alliance Income Trust Ltd.
                   Thomas B. Swartz, Chairman
                   (415) 288-9575