Form 10-Q/A
period 2000-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2000-05-23
CIK 1021422

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

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust

                                 Balance Sheets

                                                                           (unaudited)        (audited)
                                                                         March 31, 2000    December 31, 1999
                                                                         --------------    -----------------
ASSETS

      Cash and cash equivalents                                            $    458,722    $     41,939
      Restricted cash                                                           384,158         487,174
      Accounts receivable                                                       234,622         233,017
      Due from affiliates                                                       488,222         637,491
      Notes receivable:
           Warehouse lines of credit to related parties                       2,887,164       3,189,317
           Mortgage notes receivable                                         11,335,374      10,807,664
           Allowance for loan losses                                            (17,500)        (85,000)
                                                                           ------------    ------------
                Net receivable                                               14,205,038      13,991,981
      Real estate owned                                                         298,622         644,326
      Investments in affiliates                                                 811,166         870,466
      Origination costs                                                         164,128         163,635
      Loan Fee                                                                   11,667          16,667

      Total assets                                                         $ 17,056,345    $ 17,006,696
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks                                         $    384,158    $    487,174
           Loan payable                                                       1,089,000         904,750
           Other liabilities                                                    211,604         187,938
                                                                           ------------    ------------
      Total liabilities                                                       1,684,762       1,579,862
                                                                           ------------    ------------

      Stockholders' Equity
            Preferred stock, $.01 par value per share;                            6,413           6,413
                    675,000 shares authorized; 641,283 shares
                    issued and 631,757 outstanding at March 31, 2000
                    and December 31, 1999
            Additional paid in capital -preferred stock                       5,752,907       5,752,907
            Less: treasury stock, 9,526 shares at cost                          (86,944)        (86,944)

            Common stock, $.01 par value; 5,000,000 shares                       14,847          14,847
                    authorized ; 1,484,740 shares issued and outstanding
                    at March 31, 2000 and December 31,1999
            Additional paid in capital - common stock                         9,684,360       9,739,611
                                                                           ------------    ------------

      Total stockholders' equity                                             15,371,583      15,426,834
                                                                           ------------    ------------

      Total liabilities and stockholders' equity                           $ 17,056,345    $ 17,006,696
                                                                           ============    ============

                 See accompanying notes to financial statements

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust

                            Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                          2000            1999
                                                          ----            ----
REVENUES
    Interest income                                     420,190     $   398,440
    Interest income from affiliates                      88,848         125,944
    Investment income from affiliates                   (59,300)       (157,815)
    Other income                                            425           4,888
                                                    -----------     -----------
        Total revenues                                  450,163         371,457
                                                    -----------     -----------

EXPENSES
    Loan servicing fees to related party                 76,402          75,609
    Management fees to related party                     38,156          38,233
    Interest expense                                     32,288          39,950
    Provision for loan losses                            17,500          32,500
    Operating expenses of real estate owned              13,820           5,620
    Taxes                                                 8,200           5,300
    General and administrative                           37,781          30,854
                                                    -----------     -----------
          Total expenses                                224,147         228,066
                                                    -----------     -----------

INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED                                            226,016         143,391
    Gain (loss) on real estate owned                     (5,024)           --
                                                    -----------     -----------
NET INCOME                                          $   220,992     $   143,391
                                                    ===========     ===========



PREFERRED DIVIDENDS                                 $   150,039     $   138,789


BASIC EARNINGS PER  COMMON SHARE                    $     0.047     $     0.003


DILUTED EARNINGS PER  COMMON SHARE                  $     0.047     $     0.003


AVERAGE COMMON SHARES
    OUTSTANDING - BASIC EARNINGS PER SHARE            1,484,740       1,484,740

AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED EARNINGS PER SHARE          1,484,740       1,484,740


                 See accompanying notes to financial statements

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust

                            Statements of Cash Flows
                                  (Unaudited)


                                                                      Three Months Ended
                                                                            March 31,
                                                                     2000           1999
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                $   220,992    $   143,391
      Adjustments to reconcile net income to net cash
        Amortization                                                  5,000          1,101
        Gain (loss) on real estate owned                             (5,024)          --
        (Increase) decrease in  accounts receivable                  (1,605)        14,806
        Accrued interest capitalized to real estate owned              --          (34,075)
        Provisions for loan loss                                     17,500         32,500
        Increase in organization costs                                 --             --
        Increase (decrease) in security deposits                       --           (5,857)
        Increase (decrease) in due to affiliates                    149,269       (146,360)
        Increase (decrease) in other liabilities                     23,666         48,861
                                                                -----------    -----------
          Net cash provided by (used in) operating activities       409,798         54,367
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                        103,106         75,158
      Increase (decrease) in mortgage note holdbacks               (103,106)       (75,158)
      Increase (decrease) in origination costs                         --             --
      (Increase) decrease in warehouse lines of credit              302,153        707,534
      (Increase) in investments                                      59,300        157,815
      Increase in related party note receivable                        --          (22,500)
      Investments in mortgage notes receivable                   (2,470,210)    (3,408,469)
      Repayments of mortgage notes receivable                     1,942,500      2,077,651
      Net proceeds from sale of real estate owned                   449,485           --
      Capital costs of foreclosed property                             --          (13,967)
                                                                -----------    -----------
        Net cash provided by (used in) investing                    283,228       (501,936)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Note payable to related party                                    --             --
      Redemption of shares                                             --             --
      Proceeds from issuance of shares                                 --             --
      Payment of mortgage notes payable                                --          745,950
      Preferred dividends paid                                     (150,039)      (138,789)
      Common dividends paid                                        (126,203)      (252,406)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities        (276,242)       354,755
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     416,784        (92,814)
CASH AT BEGINNING OF PERIOD                                          41,939        570,710
                                                                -----------    -----------

CASH AT END OF PERIOD                                           $   458,723    $   477,896
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                     $    32,288    $    39,922
      Taxes paid                                                $       800    $       800

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

10.  Earnings per share.
     ------------------

     The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

      Numerator:                                    March 31, 2000    March 31, 1999
                                                    --------------    --------------
            Net income                                 $  220,992     $  143,391
            Less: Preferred Dividend                   $  150,039     $  138,789
                                                       ----------     ----------

Numerator for basic and diluted
earnings per share                                     $   70,953     $    4,602
                                                       ----------     ----------

Denominator:
            Basic weighted average shares               1,484,740      1,484,700
            Effect of dilutive warrants                         0
                                                       ----------     ----------
                                                                               0
            Diluted weighted average shares             1,484,740      1,484,700
                                                       ----------     ----------

Basic earnings per common share                        $    0.047     $    0.003
                                                       ----------     ----------

Diluted earnings per common share                      $    0.047     $    0.003
                                                       ----------     ----------

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

      Net cash provided by operating activities during the three months ended March 31, 2000 and 1999 was $409,798 and $54,367 respectively.

      Net cash provided by (used in) investing activities for the three months ended March 31, 2000 and 1999 was $283,228 and ($501,936), respectively. The large increase in 2000 compared to the prior period is due to increased sale of foreclosed real estate.

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