Form 10-Q
period 2000-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2000-08-21
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST







August 17, 2000



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust
         ------------------------------------------------------------------
         SEC File No. 333-11625
         Our File No. 76021.0002

         Dear Sir/Madam:

         Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended June 30, 2000. If you have any questions, please do not hesitate to call.

                                                     Very truly yours,

                                                     /s/ Richard J. Wrensen

                                                     Richard J. Wrensen
                                                     Executive Vice President
                                                     Chief Financial Officer


Enclosures

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

      (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                        Commission File Number: 333-11625
                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              94-3240473
--------------------------------                         -----------------------
(State or other Jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


          50 California Street Suite 2020
          San Francisco, California                              94111
          -------------------------                              -----
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

As of August 6, 2000, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $4,401,270. At that date 1,467,090 shares of common stock were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                  Balance Sheets


                                                                                       (Unaudited)       (Audited)
                                                                                     June 30, 2000   December 31, 1999
                                                                                     -------------   -----------------

ASSETS
      Cash and cash equivalents                                                       $    923,651    $     41,939
      Restricted cash                                                                      491,781         487,174
      Accounts receivable                                                                  220,827         233,017
      Due from affiliates                                                                  717,282         637,491
      Notes receivable:
         Warehouse lines of credit to related parties                                    3,606,519       3,189,317
         Mortgage notes recievable                                                      11,216,031      10,807,664
         Allowance for loan losses                                                         (35,500)        (85,000)
                                                                                      ------------    ------------
            Net Receivable                                                              14,787,050      13,911,981
      Real estate owned                                                                  1,619,501         644,326
      Security deposits                                                                          0
      Investments in affiliates                                                            787,958         870,466
      Origination costs                                                                    163,635         163,635
      Loan fee                                                                               7,917          16,667
                                                                                      ------------    ------------
      Total assets                                                                    $ 19,719,604    $ 17,006,696
                                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
           Mortgage note holdbacks                                                    $    491,781    $    487,174
           Mortgages payable                                                               900,805               0
           Notes payable                                                                 2,250,000         904,750
           Other liabilities                                                               919,924         187,938
                                                                                     ------------     ------------
      Total liabilities                                                                  4,562,510       1,579,862
                                                                                      ------------    ------------
      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value $9.50                         6,413           6,413
              per share); 675,000 shares authorized; 641,283 shares
              issued at June 30, 2000 and December 31, 1999
            Additional paid in capital-preferred stock                                   5,752,907       5,752,907
            Less: 9,526 preferred shares held in treasury                                  (86,944)        (86,944)

            Common stock, $.01 par value; 5,000,000 shares                                  14,847          14,847
              authorized ; 1,484,740 shares issued and 1,483,040 outstanding at
              June 30, 2000 and 1,484,740 shares issued and outstanding
              at December 31, 1999
            Additional paid in capital - common stock                                    9,474,922       9,739,611
            Less: 1,700 common shares held in treasury                                      (5,050)              0
                                                                                      ------------    ------------
      Total stockholders' equity                                                        15,157,095      15,426,834
                                                                                      ------------    ------------
      Total liabilities and stockholders' equity                                      $ 19,719,604    $ 17,006,696
                                                                                      ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)


                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                     2000           1999           2000           1999
                                                     ----           ----           ----           ----
REVENUES
       Interest income                          $   385,760    $   434,571    $   805,950    $   833,011
       Interest income from affiliates              123,344         93,946        212,192        212,390
       Investment income from affiliates           (189,208)      (265,919)      (248,508)      (416,234)
       Other income                                   3,872            548          4,297          5,436
                                                -----------    -----------    -----------    -----------
           Total revenues                           323,768        263,146        773,931        634,603
                                                -----------    -----------    -----------    -----------
EXPENSES
       Loan servicing fees to related parties        76,022         74,744        152,424        150,353
       Management fees to related parties            37,500         37,775         75,656         76,008
       Interest expense                              77,866         44,170        110,154         84,120
       Provision for loan losses                     18,000         45,000         35,500         77,500
       Operating expenses of REO                     (3,084)         5,213         10,736         10,833
       Taxes                                          4,500          5,000         12,700         10,300
       General and administrative                    44,902         46,202         82,683         77,056
                                                -----------    -----------    -----------    -----------
             Total expenses                         255,706        258,104        479,853        486,170
                                                -----------    -----------    -----------    -----------

Income Before Loss on Real Estate Owned         $    68,062    $     5,042    $   294,078    $   148,433
       Gain (Loss) on Real Estate Owned               2,500         (1,779)        (2,524)        (1,779)
                                                -----------    -----------    -----------    -----------

NET INCOME                                      $    70,562    $     3,263    $   291,554    $   146,654
                                                ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                             $   153,793    $   138,789    $   303,834    $   277,577

BASIC EARNINGS PER
       COMMON SHARE                             $     (0.06)   $     (0.09)   $     (0.01)   $     (0.09)

DILUTED EARNINGS PER
       COMMON SHARE                             $     (0.06)   $     (0.09)   $     (0.01)   $     (0.09)

WEIGHTED AVERAGE COMMON
       SHARES - BASIC EARNINGS                    1,484,692      1,484,740      1,484,716      1,484,740

WEIGHTED AVERAGE COMMON
       SHARES - DILUTED EARNINGS                  1,484,740      1,484,740      1,484,740      1,484,740

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                      2000           1999
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                 $   291,554    $   146,654
      Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization                                                   8,750          2,202
        (Increase) decrease in  accounts receivable                   12,190        (51,420)
        Increase (decrease) in loan loss reserve                     (49,500)        77,500
        (Increase) decrease in security deposits                        --           14,899
        Increase (decrease) in due to / due from affiliates          (79,791)        13,764
        Increase (decrease) in other liabilities                     731,986         42,228
                                                                 -----------    -----------
          Net cash provided by (used in) operating activities        915,189        102,436
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                          (4,607)        24,626
      Increase (decrease) in mortgage note holdbacks                   4,607        (24,626)
      (Increase) decrease in warehouse lines of credit              (417,202)     1,385,574
      (Increase) in investments                                       82,508        106,234
      (Increase) in related party note receivable                       --          (22,500)
      Investments in mortgage notes receivable                    (4,532,043)    (5,285,459)
      Repayments of mortgage notes receivable                      4,123,670      2,609,167
      Capital costs of real estate owned                            (975,175)      (174,323)
                                                                 -----------    -----------
        Net cash provided by (used in) investing                  (1,718,242)    (1,524,698)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of shares                                            (5,050)          --
      Proceeds from issuance of shares                                  --             --
      Proceeds of notes payable                                    2,250,000           --
      Proceeds of mortgage notes payable                              (3,945)     1,392,771
      Organizational and offering costs                                 --             --
      Preferred dividends paid                                      (303,834)      (277,577)
      Common dividends paid                                         (252,406)      (252,406)
                                                                 -----------    -----------
        Net cash provided by (used in) financing activities        1,684,765        862,788
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      881,712       (559,474)
CASH AT BEGINNING OF PERIOD                                           41,939        570,710
                                                                 -----------    -----------

CASH AT END OF PERIOD                                            $   923,651    $    11,236
                                                                 ===========    ===========
SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                      $   110,154    $    74,255
      Taxes paid                                                 $       800    $       800

                 See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

1.   Organization
     ------------

     Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 to invest primarily in loans secured by deeds of trust on one-to-four unit residential properties. The Manager, Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's loans.

     Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a"best efforts" offering of common. On September 30,1998 the offering closed and a total of 1,484,700 common shares were issued at $8.00 per share with warrants to purchase an additional 148,470 common shares at $5.60 per share.


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

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 filed pursuant to 15d-2 on Form 10-K with the Securities and Exchange Commission.

     The unaudited interim financial statements for the six months ended June 30, 2000 and June 30, 1999 represent the financial statements of the Trust.


3.   Summary of significant accounting policies
     ------------------------------------------

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the accounts reported in financial statements and the accompanying notes. Actual results could differ from those estimates.


     Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Trust deposits cash in financial institutions insured

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

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

     Loan loss reserve. Management review its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of June 30, 2000 and June 30, 1999 the loan loss reserves were $35,500 and $247,500, respectively.


     Investments. The Trust holds an investment in Sierra Capital Acceptance ("SCA") , a Delaware Limited Liability Company which originates and sells residential mortgages. The Trust owns 100% of the non-voting Sierra preferred shares of SCF. Sierra capital Services, Inc., a related party, owns 99% of the Sierra common shares of SCF and maintains voting control. As of June 30, 2000 SCA is in the process of dissolution.

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

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

     For the six-month period ended June 30, 2000, the distributions per preferred share are allocated 100% as ordinary income and the common share distribution is allocated 91% ordinary income and 9% as a return of capital for tax purposes. For the period ended June 30, 1999, the distributions per preferred share are allocated 100% ordinary income and the common share distribution is allocated 100% ordinary income.

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

     Reclassifications. Certain 1999 amounts have been reclassified to conform with 2000 classifications. Such reclassifications had no effect on reported net income.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2000 and 1999
                                  (Unaudited)


4.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of June 30, 2000 and December 31,1999 mortgage note holdbacks from the consummation of mortgage loans made amounted to $491,781 and $487,174 respectively.


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


7.   Mortgage notes payable
     ----------------------

     As of June 30, 2000 the Trust held a mortgage notes payable of $900,805. As of June 30, 1999 the Trust, through a warehouse line of credit issued to CAFC had borrowed $1,392,771 to finance a portion of its mortgage notes receivable.


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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Asset") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $75,656 and $76,08 for the six months ended June 30, 2000 and June 30, 1999, respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2000 and 1999
                                  (Unaudited)


     The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the trust computed at the end of each month. The Trust paid the manager a loan origination and servicing fee of $152,424 and $150,353 for the six months ended June 30, 2000 and June 30, 1999, respectively.

     The Manager also receives incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of June 30, 2000 and June 30, 1999 no incentive compensation was paid.

     As described in Note 3, the Trust holds an investment in Sierra Capital Funding. For the six months ended June 30, 2000, the interest was deferred and for the six months ended June 30, 1999 the Trust earned interest of $15,000.

     As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation. For the six months ended June 30, 2000 and June 30, 1999 the Trust was allocated losses of $248,508 and $431,234, respectively. Both the 2000 and 1999 losses are attributable to the expansion of the subsidiaries wholesale loan origination capacity.

     During 1998, the Trust advanced $225,000 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as a related party note receivable. The note accrued interest at 15% per annum. As of June 30, 1998 $14,062 was earned on this note. On February 10, 1999 the Trust advanced an additional $22,500 to Equity 1-2-3. For the six months ending June 30, 1999 the Trust has not recognized any interest from this note. The note was written off during the second half of 1999.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

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

     The Preferred Shares, at the option of the Board of Directors, are redeemable by a Shareholder annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding. A liquidation charge may be charged by the Trust in connection with a redemption.

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

     Under the 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by the stockholders, options for the purchase of a total of 150,000 common shares of the Trust were granted effective September 30, 1998. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date six (6) months after the date of the grant. The initial options for the purchase of 75,000 common shares can be exercised at $8.00 per share. The options for the purchase of the remaining 75,000 of common shares can be exercised at the closing price of the Trust's common shares on the American Stock Exchange on April 1, 1999, which was $4.50 per common share.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)

     During 1999 the Trust did not purchase any common or preferred stock as treasury shares. During the second quarter of 2000 the Trust purchased 1,700 common shares for the treasury. These shares are recorded at cost and as a reduction to common shares.

10.  Earnings per share
     ------------------

     The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.


                                     Six  months ended  Three months ended
     Numerator:                        June 30, 2000       June 30, 2000
                                       -------------       -------------
      Net income                        $   291,554        $    70,562
      Less: Preferred Dividend          $   303,834        $   153,793
                                        -----------        -----------

     Numerator for basic and diluted
     earnings per share                 $   (12,280)       $   (83,231)
                                        -----------        -----------

     Denominator:
       Basic weighted average shares      1,484,716          1,484,740

       Diluted weighted average shares    1,484,740          1,484,740
                                        -----------        -----------

     Basic earnings per common share    $     (0.01)       $     (0.06)
                                        -----------        -----------
     Diluted earnings per common share  $     (0.01)       $     (0.06)
                                        -----------        -----------

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

     Commitments and Contingencies. As of June 30 , 2000, the Trust's loan portfolio included 78 loans totaling $11,949,718 of which 7 loans totaling $1,190,250 of the loan portfolio were delinquent over sixty days. There were 5 delinquent loans representing $888,250 of the portfolio were in the process of foreclosure at June 30, 2000. In assessing the collectibility of these delinquent mortgage loans, management estimates the loan loss reserve is adequate. Management's estimate is based on a discounted sales price of the property less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 2000 and June 30, 1999.

Results of Operations

     The historical information presented herein is not necessarily indicative of future operations.

     Three months and six months ended June 30, 2000 and 1999. Revenues for the second quarter of 2000 increased to $323,768 as compared to $263,146 for the same period in the previous year. Revenues for six months of 2000 increased to $773,931 as compared to $634,603 for the same period of the previous year.

     The 2000 interest income and interest income from affiliates approximated the results for the quarter and six months, compared to the same period in the previous year. The increase is due to the improved operating results of Capital Alliance Funding Corporation. mortgage notes receivable and warehouse lines of credit balances than in the same period of previous year. The origination expansion costs of Capital Alliance Funding Corporation were $76,711 lower for the comparable quarter and $167,726 lower for the six month period.

     Expenses for the second quarter 2000 decreased to $255,706 as compared to $258,104 for the same period in the previous year. Expenses for the six months period of 2000 decreased to $479,853 as compared to $486,170 for the same period of the previous year.

     The decrease in the second quarter of 2000 compared to 1999 is due to a $27,000 lower reserve for loan losses which was partially offset by increased costs of borrowing in a higher interest rate environment and the carrying costs of real estate owned. The increase in the six months of 2000 compared to 1999 is similarly explained. Increased interest expenses of $26,034 were incurred to finance real estate owned and the result of a higher interest rate environment than the comparable period and an net reduction in the allowance for loan losses of $42,000.

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

     Net cash provided by operating activities during the six months ended June 30, 2000 and 1999 was $915,189 and $102,436 respectively.

     Net cash (used in) investing activities for he six months ended June 30, 2000 and 1999 was $(1,718,242) and $(1,524,698), respectively.

     Net cash provided by financing activities during the six months ended June 30, 2000 and 1999 was $1,684,765 and $862,788, respectively. The 2000 results are primarily from the proceeds of the $2,250,000 borrowing facility in placo of 1999's borrowing fron the warehouse line of credit.

     CAIT maintains a $2,250,000 bank loan and CAFC maintains a $4,000,000 warehouse line of credit from different lenders. Both borrowings are guaranteed by the Trust. Management believes that cash flow from operations, the proceeds of loan repayments plus the establishment of the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

Year 2000

     The  Trust  has  not  incurred  any  significant  costs   or  suffered  any
operational problems from Year 2000 compliance.

                                     PART II

                                OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

           The trust is not involved in any legal proceedings at this time.

ITEM 2     CHANGES IN SECURITIES

           During the second quarterly period ending June 30, 2000 the Trust purchased 1,700 common shares.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Trust's 2000 Annual Meeting was held on July 7, 2000. The results of the annual meeting will be reported in the 10-Q filing for the quarter ending September 30, 2000.

ITEM 5     OTHER INFORMATION

           Not applicable.

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


                                  CAPITAL ALLIANCE INCOME TRUST LTD.,
                                  A Real Estate Investment Trust


Dated: August 21, 2000         By:  /s/ Thomas B. Swartz
                                    --------------------
                                    Thomas B. Swartz, Chairman and
                                    Chief Executive Officer


Dated: August 21, 2000         By:  /s/ Richard J. Wrensen
                                    ----------------------
                                    Richard J. Wrensen, Executive Vice President
                                    and Chief Financial Officer