Form 10-Q
period 2000-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2000-11-20
CIK 1021422

CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                November 20, 2000



SECURITIES & EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Capital Alliance Income Trust Ltd., A Real Estate Investment Trust SEC File No. 333-11625

         Our File No. 76021.0002

Dear Sir/Madam:

Pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, enclosed for filing via EDGAR please find a Form 10-Q for the quarter ended September 30, 2000. If you have any questions, please do not hesitate to call.

                                                     Very truly yours,

                                                     /s/ Richard J. Wrensen

                                                     Richard J. Wrensen
                                                     Executive Vice President,
                                                     Chief Financial Officer

Enclosures

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

(Mark One)

       (X) Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3240473
-------------------------------                           ----------------------
(State or other Jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         50 California Street
         Suite 2020
         San Francisco, California                                 94111
---------------------------------------                   ----------------------
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

As of November 15, 2000, the aggregate market value of the registrant"s shares of Common Stock, $.01 par value, held by non affiliates of the registrant was approximately $4,241,220. At that date 1,413,740 shares of common stock were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                     PART I
                                     ITEM 1.

                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                               (unaudited)           (audited)
                                                                            September 30, 2000   December 31, 1999
                                                                            ------------------   -----------------
ASSETS
      Cash and cash equivalents                                               $    189,872       $     41,939
      Restricted cash                                                              400,232            487,174
      Accounts receivable                                                          242,512            233,017
      Due from affiliates                                                             --              637,491
      Notes receivable:
           Warehouse lines of credit to related parties                          3,973,761          3,189,317
           Mortgage notes receivable                                            11,254,115         10,807,664
           Allowance for loan losses                                               (76,500)           (85,000)
                                                                              ------------       ------------
                Net receivable                                                  15,151,376         13,911,981
      Real estate owned                                                          1,695,947            644,326
      Investments in affiliates                                                    798,964            870,466
      Origination costs                                                            163,635            163,635
      Loan Fee                                                                      92,917             16,667
                                                                              ------------       ------------
      Total assets                                                            $ 18,642,538       $ 17,006,696
                                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Liabilities
           Mortgage note holdbacks                                            $    400,232       $    487,174
           Mortgages payable                                                       900,805               --
           Notes payable                                                         2,250,000            904,750
           Other liabilities                                                       159,794            187,938
                                                                              ------------       ------------
      Total liabilities                                                          3,710,831          1,579,862
                                                                              ------------       ------------

      Stockholders' Equity
            Preferred stock, $.01 par value (liquidation value $9.50                 6,413              6,413
                  per share); 675,000 shares authorized; 641,283 shares
                  issued and 631,757 outstanding at September 30, 2000
                  and December 31, 1999
            Additional paid in capital - preferred stock                         5,752,907          5,752,907
            Less: 9,526 preferred shares held in treasury                          (86,944)           (86,944)

            Common stock, $.01 par value; 5,000,000 shares                          14,874             14,847
                  authorized ; 1,484,740 shares issued and 1,434,940
                  outstanding at September 30, 2000 and 1,484,740 issued
                  and outstanding December 31,1999
            Additional paid in capital - common stock                            9,393,938          9,739,611
      Less: 49,800 common shares in treasury                                      (149,481)                 0
                                                                              ------------       ------------
      Total stockholders' equity                                                14,931,707         15,426,834
                                                                              ------------       ------------
      Total liabilities and stockholders' equity                              $ 18,642,538       $ 17,006,696
                                                                              ============       ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                     2000          1999           2000           1999
                                                     ----          ----           ----           ----
REVENUES
      Interest income                           $   457,893    $   383,943    $ 1,265,733    $ 1,216,954
      Interest income from affiliates               111,978         40,387        324,170        252,777
      Investment income from affiliates            (213,995)      (183,501)      (462,502)      (599,735)
      Other income                                    1,230          1,884          5,526          7,320
                                                -----------    -----------    -----------    -----------
          Total revenues                            357,106        242,713      1,132,927        877,316
                                                -----------    -----------    -----------    -----------
EXPENSES
      Loan servicing fees to related party           78,500         69,676        230,924        220,029
      Management fees to related party               39,000         35,638        114,656        111,646
      Interest expense                               93,680          3,304        213,834         87,424
      Provision for loan losses                      41,000         15,000         76,500         92,500
      Operating expenses of real estate owned         7,274          2,743         18,010         13,577
      Taxes                                           5,734          6,000         18,434         16,300
      General and administrative                     25,978         11,526         98,831         88,582
                                                -----------    -----------    -----------    -----------
            Total expenses                          291,166        143,887        771,189        630,058
                                                -----------    -----------    -----------    -----------

Income Before Loss on Real Estate Owned              65,940         98,826        361,738        247,258
      Loss on Real Estate Owned                        --             --           (2,524)        (1,779)

NET INCOME                                      $    65,940    $    98,826    $   359,214    $   245,479
                                                ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                             $   156,793    $   141,290    $   460,627    $   418,866

BASIC EARNINGS PER
        COMMON SHARE                            $     (0.06)   $     (0.03)   $     (0.07)   $     (0.12)

DILUTED EARNINGS PER
        COMMON SHARE                            $     (0.06)   $     (0.03)   $     (0.07)   $     (0.12)

WEIGHTED AVERAGE COMMON
  SHARES - BASIC EARNINGS                         1,458,940      1,484,740      1,476,140      1,484,740

WEIGHTED AVERAGE COMMON
  SHARES - DILUTED EARNINGS                       1,482,940      1,484,740      1,484,140      1,484,740

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                              2000           1999
                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   359,214    $   245,479
Adjustments to reconcile net income to net cash
   provided by operating activities:
Amortization / Loan fees                                      (76,250)         3,303
(Increase) decrease in  accounts receivable                    (9,495)       (67,312)
Increase (decrease) in  loan loss reserve                      (8,500)      (155,000)
(Increase) decrease in security deposits                         --           (5,726)
Increase (decrease) in  due to / due from affiliates          637,491       (245,509)
  Increase (decrease) in other liabilities                    (28,144)         3,247
                                                          -----------    -----------
    Net cash provided by (used in) operating activities       874,316       (221,518)
                                                          -----------    -----------

(Increase) decrease in restricted cash                         86,942        188,926
Increase (decrease) in mortgage note holdbacks                (86,942)      (188,926)
(Increase) decrease in warehouse lines of credit             (784,444)     2,709,172
(Increase) in investments                                      71,502        198,021
Increase in related party note receivable                        --          225,000
Net investments in mortgage notes receivable                 (219,098)    (2,055,349)
Capital costs of foreclosed property                       (1,051,621)      (155,964)
                                                          -----------    -----------
    Net cash provided by (used in) investing               (1,983,661)       920,880
                                                          -----------    -----------

Redemption of shares                                         (149,481)          --
Payment of mortgages & notes payable                        2,246,055        (39,339)
Preferred dividends paid                                     (460,627)      (418,867)
Common dividends paid                                        (378,609)      (378,609)
                                                          -----------    -----------
  Net cash provided by (used in) financing activities       1,257,338       (836,815)
                                                          -----------    -----------
                                                              147,993       (137,453)
                                                               41,939        570,710
                                                          -----------    -----------
                                                          $   189,932    $   433,257
                                                          ===========    ===========

Interest expense paid                                     $   198,834    $    94,992
Taxes paid                                                $    18,434    $    16,300

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

1.    Organization.
      ------------

      Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust, formed December 12, 1995, invests primarily in loans secured by deeds of trust on one-to-four unit residential properties. The Manager, Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's loans.

      Effective February 12, 1997, the Trust registered its common shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended in connection with a"best efforts" offering of common shares. On September 30, 1998 the offering closed and a total of 1,484,740 common shares were issued at $8.00 per share with warrants to purchase an additional 148,474 common shares at $5.60 per share.

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

      The  unaudited  interim  financial  statements  for the nine months  ended
      September 30, 2000 and September 30, 1999 represent the the financial statements of the Trust.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

      Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Trust deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Trust"s account balances may exceed the insured limits. Restricted cash represents segregated cash that can be disbursed to mortgage loan borrowers upon completion of certain improvements to the secured property (see Note 4).

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

      Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of September 30, 2000 and September 30, 1999 the loan loss reserves were $76,500 and $15,000, respectively.

      Investments. The Trust holds an investment in Sierra Capital Acceptance ("SCA"), a Delaware limited liability company which originates and sells residential mortgages. The Trust owns 100% of the non-voting Sierra preferred shares of SCF. Sierra Capital Services, Inc., a related party, owns 99% of the Sierra common shares of SCF and maintains voting control. As of September 30, 2000, SCA is in the process of dissolution.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

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

      For the nine-month period ended September 30, 2000, the distributions per preferred share are allocated 100% as ordinary income and the common share distribution is allocated 93% ordinary income and 7% as a return of capital for tax purposes. For the period ended September 30, 1999, the distributions per preferred share are allocated 100% ordinary income and the common share distribution is allocated 22% ordinary income and 78% a return of capital for tax purposes.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

4.    Restricted cash and mortgage note holdbacks.
      -------------------------------------------

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to such borrowers upon completion of certain improvements on the secured property.

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

7.    Mortgage notes payable.
      ----------------------

      As of September 30, 2000, the Trust held a mortgage notes payable of $900,805. As of September 30, 1999, the Trust, through a warehouse line of credit issued to CAFC, had borrowed $1,392,771 to finance a portion of its mortgage notes receivable.

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

      The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Asset") of the Trust plus one-twelfth (1/12) of one half percent ("%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $114,656 and $111,646 for the nine months ended September 30, 2000 and September 30, 1999, respectively.

      The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the trust computed at the end of each month. The Trust paid the Manager a loan origination and servicing fee of $230,924 and $220,029 for the nine months ended September 30, 2000 and September 30, 1999, respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

      The Manager also receives incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust"s annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of September 30, 2000 and September 30, 1999 no incentive compensation was paid.

      As described in Note 3, the Trust holds an investment in Sierra Capital Acceptance, a division of Sierra Capital Funding LLC. For each of the nine month periods ended September 30, 2000 and September 30, 1999, the Trust earned interest of $15,000 and $22,500, respectively, from the investment.

      As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation. For the nine months ended September 30, 2000 and September 30, 1999 the Trust under the equity method of accounting was allocated investment losses of `$462,502 and $599,735, respectively. Both the 2000 and 1999 loss are attributable to expenses incurred in the Trust"s expansion of the subsidiary"s wholesale loan origination capacity.

      During 1998 the Trust advanced $225,000 to Equity 1-2-3, a division of Sierra Capital Funding, LLC, a related party, and recorded it as a related party note receivable. On February 10, 1999 the Trust advanced an additional $22,500 to Equity 1-2-3. The note accrued interest at 15% per annum. For the nine months ending June 30, 1999, the Trust did not recognize any interest from this note. The note was written off during the third quarter of 1999.

9.    Preferred stock and common stock.
      --------------------------------

      The Preferred Shares are entitled to a distribution preference in an amount equal to an annualized return on the Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month) equal to the lesser of 10.25% or 150 basis points over the Prime Rate (determined on a not less than quarterly basis).

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

      The Preferred Shares, at the option of the Board of Directors, are redeemable by a Shareholder annually on or about June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. There is no liquidation charge.

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

      One Shareholder Warrant was issued in the Trust"s initial public offering of Common Shares for every 10 Common Shares purchased. Each shareholder Warrant entitles the holder to purchase one Common Share. The exercise price for each Shareholder warrant is $5.60. The Warrants may be exercised through April 28, 2001. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of which may be purchased upon exercise of the Warrants will be adjusted should certain events occur (i.e., stock dividends, split-ups, combinations, and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation, or disposition of all or substantially all of the Trust"s assets. Warrant holders do not have the rights of a shareholder and they are not entitled to participate in a distribution of the Trust"s assets in a liquidation, dissolution, or winding up of the trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

      Under the 1998 Incentive Stock Option Plan ("1998 Plan"), adopted by the board of directors and approved by the shareholders, options for the purchase of a total of 75,000 common shares of the Trust were granted effective September 30, 1998. Since the Trust has no employees, officers and employees of the Manager, Directors of the board and other contractors are the eligible recipients of the options. The options have a term of 10 years with a first exercise date six (6) months after the date of the grant. The initial options for the purchase of 75,000 common shares were exercisable at $8.00 per share. Such options were cancelled August 3, 2000. Options for the purchase of 75,000 common shares were awarded April 1, 1999 and are exercisable at $4.50 per common share. Options to purchase 68,875 common shares of the April 1, 1999 award are outstanding. An award of 109,750 options, exerciseable at $3.00 per share, was made on February 2, 2000. There are 68,875 options remaining to be awarded under the 1998 Plan.

      During the nine months ended September 30, 2000, the Trust"s net purchase of treasury common stock was 49,800 shares. No preferred shares were purchased. The common purchases were recorded as Treasury Stock. No common or preferred shares were purchased for the treasury during 1999.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)


10.   Earnings per share.
      ------------------

      The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

Numerator:                                    September 30, 2000     September 30, 1999
                                              ------------------     ------------------
    Net income                                   $   359,214            $   245,479
    Less: Preferred Dividend                        (460,627)              (418,866)
                                                 -----------            -----------
Numerator for basic and diluted
earnings per share                               $  (101,413)           $  (173,387)
                                                 -----------            -----------
Denominator:
    Basic weighted average shares                  1,476,140              1,484,740
    Effect of  warrants, options & repurchases         8,000                      0
                                                 -----------            -----------
    Diluted weighted average shares                1,484,140              1,484,740
                                                 -----------            -----------

Basic earnings per common share                  $      (.06)           $     (0.12)
                                                 -----------            -----------
Diluted earnings per common share                $      (.06)           $     (0.12)
                                                 -----------            -----------

                                     PART I
                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                     MANAGEMENT"S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust") dated herein were prepared from the unaudited books and ledgers of the Trust and reflect 99% of earnings and losses of its wholesale mortgage banking subsidiary, CAFC, under the equity method of accounting.

General

      Recent Trends. The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large, unsatisfied demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B/C (or less) credit rated home equity loans secured by deeds of trust. In general, B and C credit rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit rated home equity loans. Home equity loans rated A-, B/C (or less) tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality.

      Management, also, believes there is a strong investment demand for high-yielding non-conforming mortgage loans on account of low interest rates over the past few years and securitization of high-yielding non-conforming mortgage loans by the investment banking industry.

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

      Commitments and Contingencies. . The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 2000 and September 30, 1999.

      As of September 30, 2000, the Trust"s loan portfolio included 75 loans totaling $11,254,115 of which 10 loans totaling $1,630,192, were delinquent over sixty days, and of these 10 delinquent loans 5 delinquencies representing $912,500 of the portfolio which were in the process of foreclosure. In assessing the collectibility of these delinquent mortgage loans, management estimates a net loss will not occur if it is necessary to foreclose upon these mortgage loans. Management"s estimate is based on a discounted sales price of the property less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan, the accrued interest receivable and the accrued loan loss reserve balance

Results of Operations

      The historical information presented herein is not necessarily indicative of future operations.

      Three months and nine months ended September 30, 2000 and 1999. Revenues for the third quarter of 2000 increased to $357,106 as compared to $242,713 for the same period in the previous year. Revenues for nine months of 2000 increased to $1,132,927 as compared to $877,316 for the same period of the previous year.

      The 2000 mortgage interest income and interest income from affiliates for the quarter and for the nine months were increased, when compared to the same periods in the previous year. The increases were due to larger mortgage notes receivable and warehouse lines of credit balances than in the same period of previous year. The interest income gains, however, were partially offset by investment income losses incurred during the quarter and nine months for the origination expansion costs of Capital Alliance Funding Corporation.

      The weighted average yield of the Trust"s mortgage investment portfolio was 12.42%. The portfolio consisted of 37% first deeds of trust with the balance being second deeds of trust and had a combined loan-to-value ratio of 69%.

      Expenses of the Trust for the third quarter 2000 increased to $291,166 as compared to $143,887 for the same period in the previous year and for the nine months period of 2000 increased to$771,189 as compared to $630,058 for the same period of the previous year.

      Management and loan services expenses for the prior quarter and nine month periods were comparable. The third quarter's expenses increased on account of a $26,000 increase in loan loss expense and a $90,376 increase in interest expense. The higher three month and nine month interest expenses are due to increased borrowings and the payments of mortgage interest on a foreclosed property.

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

 Liquidity and Capital Resources

      The liquidity of the Trust will be based upon the need to fund investments in mortgage loans. The Trust"s liquidity requirements will also be funded by two separate bank provided lines of credit for $7,000,000 and $2,000,000, periodical payoffs of existing loans and by the sale of foreclosed properties. The $7,000,000 line of credit matures in September 2002. The $2,000,000 line of credit matures in November 1999, and is expected to renew for another year. Restrictions on cash attributed to holdbacks do not significantly impact the Trust"s liquidity.

      Net cash provided by operating activities during the nine months ended September 30, 1999 and 2000 was $(221,518) and $874,316 respectively. The 1999 results are due to increased affiliates borrowing. The 2000 results are due to higher net income and the payment of affiliates borrowings to the Trust.

      Net cash (used in) investing activities for the nine months ended September 30, 1999 and 2000 was $920,880 and ($1,983,661), respectively. The 1999 are explained by increased warehouse lending to affiliates and a reduction in the net investment in mortgage notes receivable. The 2000 results are due to an increase in real estate owned and an increase in the warehouse lines of credit to affiliates.

      Net cash provided by financing activities during the nine months ended September 30, 1999 and 2000 was ($836,815) and $1,257,338, respectively. The 1999 results are primarily due to the payment of preferred and common dividends. The 2000 results are primarily from additional line of credit borrowings.

       CAFC maintains a $5,000,000 and a $2,000,000 secured warehouse line of credit from two lenders. Both warehouse lines of credit are guaranteed by the Trust. The $5,000,000 facility matures during September 2001 and the $2,000,000 facility during June 2001. Management believes that cash flow from operations, the proceeds of loan repayments, the establishment of the warehouse lines of credit for the Mortgage Conduit Business, and the Trust"s bank line of credit will be sufficient to meet the liquidity needs of the Trust"s businesses for the next twelve months.

Year 2000

      The Trust has not incurred significant costs or suffered operational problems from Year 2000 compliance.

                                     PART II

                                OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

                  The trust is not involved in any legal proceedings at this time.

ITEM 2            CHANGES IN SECURITIES

                  During the third quarterly period ending September 30, 2000, the Trust purchased 48,100 common shares.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Trust's 2000 Annual Meeting was held on July 6, 2000. At the Annual Meeting, Directors Thomas B. Swartz and Harvey Blomberg were reelected as Class I directors for a three year term. Directors Dennis R. Konczal, Stanley C. Brooks and Richard J. Wrensen, whose terms continue for one, one and two years, respectively, continue as Directors.

                  The shareholders also ratified the selection of Novogradac & Co. LLP as independent public accountants for the Trust with 1,470,897 shares voting in favor of such approval, 55,544 against and 20,805 abstaining.

ITEM 5            OTHER INFORMATION

                  Press Release, Exhibit "A" attached here to and incorporated herein, regarding continued improvement in earnings for the first quarter 2000, was issued on May 22, 2000.

                  Press Release, Exhibit "B" attached here to and incorporated herein, regarding receipt of approval from Freddie Mac, was issued on June 13, 2000.

                  Press Release, Exhibit "C" attached here to and incorporated herein, regarding declaration of common share dividend for second quarter 2000, was issued on June 22, 2000.

                  Press Release, Exhibit "D" attached here to and incorporated herein, regarding earnings for second quarter 2000, was issued on August 29, 2000.

ITEM 6            REPORTS ON FORM 8-K

                   Not applicable.

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                   ANNOUNCES CONTINUED IMPROVEMENT IN EARNINGS
                              FOR THE FIRST QUARTER

      SAN FRANCISCO--(Business Wire)--May 22, 2000--Capital Alliance Income Trust Ltd., ("CAIT") (AMEX: CAA), a specialty residential mortgage company, announced that basic earnings for the first quarter of 2000 were $220,992 or $.047 per common share ($.047 diluted) as compared to $143,391 or $.003 per common share ($.003 diluted) in the first quarter of 1999. The increased earnings represent the third consecutive quarter of increased earnings for CAIT over its prior quarter and a substantially reduced operating loss in its mortgage banking subsidiary.

      Thomas B. Swartz, CAIT"s Chairman and CEO, noted that "CAIT, commencing in the second quarter of 2000, should start seeing a positive contribution to CAIT"s earnings from Capital Alliance Funding Corporation ("CAFC"), CAIT"s mortgage banking subsidiary, as opposed to losses incurred in CAFC during its last five quarters. CAFC"s losses have resulted from the costs of expanding its mortgage origination capacity, which costs have been expensed currently and reflected in CAIT"s financial statements under the equity method of accounting."

      CAIT is a specialty residential mortgage lender which invests primarily in high-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates non-conforming loans for sale to investors on a whole-loan basis for cash through CAFC.

      Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.

--------------------------------

Contact:     Richard J. Wrensen
             Senior Vice- President and
             Chief Financial Officer

             (415) 288-9575

                                   EXHIBIT "B"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                       RECEIVES APPROVAL FROM FREDDIE MAC

             SAN FRANCISCO--(Business Wire)--June 13, 2000--Capital Alliance Income Trust Ltd., ("CAIT") (AMEX: CAA), announced today that its subsidiary Capital Alliance Funding Corporation has been approved by Freddie Mac ("FHLMC") as a seller and servicer of "A" paper mortgage loans.

             Thomas B. Swartz, Chairman and CEO, commented that, "After extensive due diligence performed by Freddie Mac, we are very pleased to receive their approval. With their endorsement, Capital Alliance will be able to offer a broader range of products to our customers."

             Capital Alliance Income Trust Ltd. is a specialty residential mortgage lender which invests primarily in high-yielding, conforming and non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors on a whole-loan basis through Capital Alliance Funding Corporation.

             Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.

------------------------------

Contact:     Thomas B. Swartz
             Chief Executive Officer
             (415) 288-9575

                                   EXHIBIT "C"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                      ANNOUNCES DECLARATION OF COMMON SHARE
                        DIVIDEND FOR SECOND QUARTER 2000

             SAN FRANCISCO--(Business Wire)--June 22, 2000--Capital Alliance Income Trust Ltd., ("CAIT") (AMEX: CAA), a specialty residential finance company announced that its Board had declared CAIT"s common share dividend for the second quarter of 2000 at $.085 per share. The dividend will be payable on July 17, 2000 to shareholders of record on July 1, 2000.

             CAIT is a specialty residential mortgage finance company which invests for its portfolio in high-yielding, non-conforming, residential mortgage loans on one-to-four unit residential properties located primarily in California and the western United States. Also, through Capital Alliance Funding Corporation ("CAFC") it originates conforming and non-conforming residential mortgage loans for sale to investors on a whole-loan basis for cash. CAFC recently, after a rigorous due diligence process, qualified for and was approved as a Seller-Servicer for Freddie Mac ("FHLMC") for conforming A and A-rated residential mortgages.

             Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks.

-------------------------------------

Contact:  Capital Alliance Income Trust Ltd.
          Thomas B. Swartz, Chairman
          (415) 288-9575

                                   EXHIBIT "D"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                   ANNOUNCES EARNINGS FOR SECOND QUARTER 2000

         SAN FRANCISCO--(Business Wire)--August 29, 2000--Capital Alliance Income Trust Ltd. ("CAIT"), (AMEX:CAA-news), a specialty residential mortgage finance company, announced that its earnings for the second quarter and for the first six months of 2000, while improved over its earnings for the same periods of 1999, were nevertheless disappointing - given the continuing improvement in earnings in each of the prior three quarters. Earnings (basic and diluted) for the second quarter of 2000 were $70,562 ($.06) per share and $291,554 ($.01) per share for the second quarter and first six months of 2000, respectively, as compared to $3,263 and $146,654 for the like periods of 1999.

         Thomas B. Swartz, CAIT"s Chairman and CEO, noted that CAIT"s portfolio mortgage investment business remained strong throughout the first half of 2000, but losses from its mortgage banking subsidiary were sustained as a result of a further compression in profit margins on the sale of mortgages into the secondary market. He noted also, that a one-time accounting adjustment of
$74,459  for  its  mortgage   banking   subsidiary,   Capital  Alliance  Funding
Corporation ("CAFC"), from the prior quarter contributed to the reduced earnings.

         CAIT is a specialty residential mortgage lender which invests in high-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates non-conforming and conforming loans for sale to investors and Freddie Mac on a whole loan basis for cash through CAFC.

         Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.

---------------------------------------------

Contact: Capital Alliance Income Trust Ltd.
         Richard J. Wrensen, Executive VP and CFO
         (415) 288-9575

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL ALLIANCE INCOME TRUST LTD.,
                                         A Real Estate Investment Trust

Dated:   November 20, 2000               By:   /s/ Thomas B. Swartz
                                               --------------------
                                               Thomas B. Swartz, Chairman and
                                               Chief Executive Officer

Dated:   November 20, 2000               By:   /s/ Richard J. Wrensen
                                               ----------------------
                                               Richard J. Wrensen,
                                               Executive Vice President and
                                               Chief Financial Officer