Form 10-K
period 2000-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2001-05-09
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
         (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625
                        ---------------------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                           AL ESTATE INVESTMENT TRUST

             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

            Delaware                                           94-3240473
----------------------------------                    --------------------------
  (State or other Jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)

     50 California Street
     Suite 2020
     San Francisco, California                                   94111
----------------------------------------              --------------------------
(Address of principal executive office)                        (zip code)

                                 (415) 288-9575
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock $0.01 par value                    American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes __        No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (P. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of April 11, 2001, the aggregate market value of the Registrant's shares of Common Stock, $.01 par value, held by nonaffiliates of the registrant was approximately $5,131,875. At that date 1,387,461 shares were outstanding. The shares are listed and publicly traded on the American Stock Exchange.

                                TABLE OF CONTENTS

PART I......................................................................4

ITEM 1.  BUSINESS...........................................................4
         General............................................................4
     MORTGAGE INVESTMENT BUSINESS...........................................4
         General............................................................4
         Mortgage Loan Portfolio............................................4
         Financing..........................................................5
     MORTGAGE CONDUIT BUSINESS..............................................5
         General............................................................5
         Marketing and Production...........................................6
         Underwriting.......................................................7
         Whole Loan Sales...................................................8
     WAREHOUSE LENDING BUSINESS.............................................8
     HEDGING................................................................8
     SERVICING..............................................................9
         Servicing Portfolio................................................9
         Geographical Distribution..........................................9
         Interest..........................................................10
         Maturity..........................................................10
         Delinquencies.....................................................10
     REGULATION............................................................10
     COMPETITION...........................................................11
     EMPLOYEES.............................................................11

ITEM 2.  PROPERTIES........................................................11

ITEM 3.  LEGAL PROCEEDINGS.................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...............12

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS.......................12

PART II....................................................................14

ITEM 6.  SELECTED FINANCIAL DATA...........................................14

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............15
     GENERAL...............................................................15
         Predecessors......................................................15
         Organization......................................................15
         Operating Strategy................................................16
         Loan Origination and Loan Servicing...............................16
         Contingencies and Commitments.....................................16

     RESULTS OF OPERATIONS.................................................17
     YEAR ENDED DECEMBER 31, 2000
         COMPARED TO YEAR ENDED DECEMBER 31, 1999..........................17
     YEAR ENDED DECEMBER 31, 1999
         COMPARED TO YEAR ENDED DECEMBER 31, 1998..........................17
     INFLATION.............................................................18
     LIQUIDITY AND CAPITAL RESOURCES.......................................18
     LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 2000..............................18
     LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 1999..............................18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.....................20

PART III...................................................................21

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...................21
     DIRECTORS.............................................................21
     EXECUTIVE OFFICERS....................................................22

ITEM 11.  EXECUTIVE COMPENSATION...........................................24
     COMPENSATION OF OFFICERS..............................................24
     COMPENSATION OF DIRECTORS.............................................24
         Director Fees.....................................................24
         Committee and Other Meeting Fees..................................24
         Reimbursements....................................................24

ITEM 12.  SECURITY OWNERSHIP OF
     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................24

ITEM 13.  CERTAIN RELATIONSHIPS
     AND RELATED TRANSACTIONS..............................................25
         Arrangements and Transactions with CAAI...........................25
         Sale and Purchase of Loans........................................26
         Other Business Activities.........................................26

PART IV....................................................................27

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
     SCHEDULES, AND REPORTS ON FORM 8-K....................................27

(a)(1)   Financial Statements..............................................27
         --------------------

(a)(3)   Exhibits..........................................................27
         --------

     SIGNATURES............................................................29

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

     References to financial information of the Trust for the years ending 1997, 1998, 1999, and 2000, reflect the financial operations of the Trust and its Mortgage Investment and Mortgage Warehouse businesses and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC. References to financial information of the Trust for the year ended 1996 reflect the financial operations of the Trust and its Predecessors for such periods.

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

     Mortgage Loan Portfolio. The Trust (a) through its Manager originates mortgage loans, through its Advisor's executive office in San Francisco and its branch offices in Irvine and San Diego, California and through its network of mortgage brokers and correspondents, and (b) invests a substantial portion of its portfolio in non-conforming first and second mortgage loans. The Trust also purchases such loans from third parties, including CAFC, for long-term investment. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans held for the Trust's portfolio have a loan-to-value, at the time of origination, of 75% or less. This is verified by independent appraisal. At December 31, 2000 the Trust's loan portfolio totaled $11,906,589 with an average loan size of $141,745, an average weighted yield of 12.46%, an average maturity of 27.98 months and a combined loan-to-value ratio of 67.96%. 38% of the portfolio were first deeds of trust and 62% were second deeds of trust. The highest concentration of nonconforming mortgage loans originated or purchased by the Trust relates to properties located in California because of the generally higher property values and mortgage loan balances prevalent there.

     Financing. The Mortgage Investment Business is financed principally by the Trust's total shareholders' equity and secondarily by term loans from institutional lenders. The Trust's Bylaws restrict the encumbrance of the Trust's assets to four (4) times the Trust's total shareholders' equity. The Trust's portfolio of mortgage loans at December 31, 2000 was partially encumbered by two different bank lines of credit in the amounts of $1,505,638 and $2,231,873 respectively. Such restriction does not apply to CAFC which utilizes warehouse lines of credit from commercial lenders.

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

The Trust is negotiating for additional and increased lines of credit secured by a portion of the Trust's mortgage loan portfolio and at the rates that are consistent with its financing objectives described herein. The Trust, through CAFC, has obtained a third-party institutional warehouse financing at interest rates that are consistent with its financing objectives described herein, as needed by CAFC for a specified period of time. The Trust also extends a warehouse reverse repurchase facility to CAFC which at December 31, 2000 aggregated $3,501,939. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which CAFC effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

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

     The Management believes that non-conforming credit-rated mortgage loans, when properly underwritten, provide an attractive net earnings profile, producing higher yields without disproportionately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. The

Trust's policy for its Mortgage Investment Business, which limits the financing or leveraging of its mortgage loan portfolio, does not apply to its Mortgage Conduit Business since such mortgage loans are generally held in CAFC for less than ninety days prior to their sale to permanent investors who securitize such loans in the secondary market and their acquisition or funding will generally be facilitated through a warehouse line of credit or reverse repurchase agreement. As of December 31, 2000 CAFC held twenty-three loans for sale longer than ninety days.

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

     Marketing and Production. CAFC's competitive strategy in its Mortgage Conduit Business is to offer to its mortgage loan broker and correspondent network, a complete spectrum of credit-grade residential mortgage loans to be sold either to the Trust or in the secondary market network. This should enable CAFC to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and correspondents and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to provide responsive and consistent underwriting and funding services to its mortgage broker and correspondent networks. CAFC and the Trust emphasize flexibility in their mortgage loan products to attract correspondents and establish relationships. CAFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network.

     A substantial portion of the mortgage loans to be originated or purchased through the Mortgage Conduit Business are non-conforming mortgage loans. Such non-conforming loans may involve some greater risk as a result of underwriting and product guidelines which will differ from those applied by FNMA and FHLMC primarily with respect to loan size, borrower income or credit history, required documentation, interest rates, and borrower occupancy of the mortgaged property. The Mortgage Conduit Business generally will not originate or acquire mortgage loans with principal balances above $450,000 since such loans generally entail greater credit risks than other non-conforming loans although it is not precluded from doing so. In general, non-conforming residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, are normally subject to higher rates of loss and delinquency than the other non-conforming loans to be purchased by the Mortgage Conduit Business. As a result, these loans normally bear a higher rate of interest, and may be subject to higher fees (including greater prepayment fees and late payment penalties), than non- conforming loans of "A" quality.

     The mortgage loans originated or acquired by the Mortgage Conduit Business will be secured by first liens and/or second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans have a constant interest rate over the life of the loan, which is generally 15, 20 or 30 years. The interest rate on an adjustable rate mortgage ("ARM") is typically tied to an index (such as LIBOR) and is adjusted periodically at various intervals.

     The Trust's Manager, through its correspondent and broker network, including its subsidiary CAFC which is also managed by CAAI, accounted for 100% of the total mortgage loans acquired by the Trust during the year ended December 31, 2000. CAFC and the Trust's Manager are affiliates of the Trust.

     Underwriting. The Trust's Manager, CAAI, provides documentation for the origination or purchase of mortgage loans and performs the underwriting function for all of the Trust's and CAFC's loans on a contract basis with the Trust and CAFC. The Trust's Manager also performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are originated or purchased only after completion of a legal documentation and eligibility criteria review.

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

     Whole Loan Sales. Although CAFC from time-to-time makes sales of mortgage loans on a loan- by-loan or "flow" basis, it generally seeks to accumulate a sufficient volume of mortgage loans (generally packages of $1 million to $2 million) with similar characteristics for sale to investors at a premium in whole loan sale transactions on a service-released basis. Neither the Trust nor CAFC currently plans to sell senior interests in its loans in the secondary market through a securitization program under which it could retain a residual interest in each loan securitization. While the pools of loans sold by the Trust's Mortgage Conduit Business will generally be sold on a non-resource basis with respect to economic interest and rate risk, such bulk whole loan sales will generally be made pursuant to agreements that provide for recourse by the purchaser against the Trust's Mortgage Conduit Business in the event of a breach of any representation or warranty made by the Trust's Mortgage Conduit Business, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. The Trust's Mortgage Conduit Business will generally try to limit the remedies of such purchasers to the remedies the Trust's Mortgage Conduit Business receives from the persons from whom the Trust's Mortgage Conduit Business purchases a portion of such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans may be broader than those available to the Trust's Mortgage Conduit Business against its seller, and should a purchaser exercise its remedies and rights against it, the Mortgage Conduit Business may not always be able to enforce whatever remedies it may have against its sellers.

     WAREHOUSE LENDING BUSINESS

     The Trust's third line of business is its Warehouse Lending Business. Such operations consist primarily of financing for its affiliated mortgage bankers, including CAFC and CAlliance Realty Fund, LLC. The non-conforming mortgage loans funded with such financing maybe acquired by the Trust for its portfolio when such loans meet its investment criteria. These facilities provide reverse financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the pre- approved investor. The Trust's financing is non-recourse and the Trust can only look to the sale or liquidation of the mortgage loans as a source of repayment or repurchase. Any claim of the Trust as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under these facilities are presented on the Trust's balance sheet as "Notes receivables from related party."

     The Trust provides $4 million and $1.5 million reverse repurchase facilities to CAFC and CAlliance Realty Fund, LLC. The lines of credit outstanding on the Trust's balance sheet are structured to qualify under the REIT asset tests and to generate income qualifying under the 75% gross income test.

     Utilizing reverse repurchase agreements, at December 31, 2000, the Trust had outstanding balances of $3,501,939 to CAFC and $1,242,734 to CAlliance Realty Fund, LLC, both affiliated mortgage banking companies. The Trust finances its Warehouse Lending Business through equity.

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

     Servicing Portfolio. The following tables sets forth certain information regarding the Trust's servicing portfolio of loans for the years ended

                                            December 31, 1998     December 31, 1999     December 31, 2000
                                            -----------------     -----------------     -----------------

Beginning servicing portfolio                   $4,915,186           $8,968,645           $10,807,644
Loans added to the servicing portfolio         $10,342,300           $7,452,006            $8,029,562

Loans sold, servicing released and principal
    paydowns (1)                                $6,270,841           $5,630,987            $6,930,617

Ending servicing portfolio                      $8,986,645          $10,807,644           $11,906,589

Number of loans serviced                                72                   82                    84
Average loan size                                 $124,815             $131,801              $141,745

     (1) Includes normal loan payoffs, principal amortization and prepayments, less reserves and foreclosures.

     Geographical Distribution. The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

             December 31, 1998              December 31, 1999             December 31, 2000
           -----------------------       -----------------------       -----------------------
            Number         % of           Number         %of            Number         %of
State      of Loans      Portfolio       of Loans      Portfolio       of Loans      Portfolio
-----      --------      ---------       --------      ---------       --------      ---------
 CA           69            95%             80            97%             75            89%
 OR            1             1%              0             0%              1             1%
 UT            2             4%              2             3%              4             5%
Other         ---           ---             ---           ---              4             5%

         Interest. The weighted average interest for the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1998 was 12.43%, at December 31, 1999 it was12.15%, and at December 31, 2000 it was 12.46%.

Maturity. The weighted average maturity of the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1998 was 14.06 months, at December 31, 1999 was 22.57 months, and at December 31, 2000 it was 27.48 months (after adjusting for shortened loan maturities on account of schedule interest rate increases). The following table shows the Trust's loan maturities at the dates presented.

                     December 31, 1998                December 31, 1999              December 31, 2000
                ---------------------------      --------------------------      --------------------------
    Terms          Amount           % of           Amount           % of            Amount          %of
  of Loans        of Loans        Portfolio        of Loans       Portfolio        of Loans       Portfolio
 --------         --------        ---------        --------       ---------        --------       ---------

 0-12 months    $5,530,300           62%          6,548,777          61%          $3,754,592         32%
13-24 months     1,429,900           16%          1,365,577          13%           1,094,670          9%
25-36 months       824,712            9%            587,213           5%           1,005,576          8%
37-48 months          None            0%               None           0%           1,044,132          9%
Over 48 months   1,201,733           13%          2,306,077          21%           5,007,619         42%
                 ---------          ----         ----------         ----         -----------        ----
                $8,986,645          100%         10,807,644         100%         $11,906,589        100%

     Delinquencies. The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                      December 31, 1998                December 31, 1999                  December 31, 2000
                    ---------------------           ----------------------             -----------------------
     Loans            Number      % of               Number        % of                 Number         % of
Delinquent For:     of Loans    Portfolio           of Loans     Portfolio             of Loans      Portfolio
--------------      --------    ---------           --------     ---------             --------      ---------

31-60 days              6          5%                   3            3%                   3             4
61-90 days              2          2%                   2            4%                   3             4
91 days+                3          3%                   7            8%                   8             9% (1)
                       --         ---                  --           ---                   -             --
Totals:                11         10%                  12           15%                  14            17% (2)
                       --         ---                  --           ---                  --            ---

 (1) Four of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2001. (2) 17% of total loans by number, 14% by dollar value.

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

     EMPLOYEES

     The Trust has no employees. The Manager employs and provides all of the persons required for the operation of the Trust and its Mortgage Investment Business. At December 31, 2000, the Manager employed 15 persons plus several contract personnel. Additional employees will be required to staff the Mortgage Conduit Business. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Trust's and its Manager lease executive and administrative offices located at 50 California Street, Suite 2020, San Francisco, California, 94111, and consist of approximately 3,000 square feet.

     The Manager also leases space in Irvine and San Diego, California for its branch offices on a short-term basis.

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

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 2000.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

     The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low sale prices of the Common Stock during the last quarter of 2000 and the first quarter of 2001 as quoted on the American Stock Exchange were: Fourth Quarter of 2000: High- $3.37, Low- $2.50; First Quarter of 2001: High- $3.90, Low- $2.75.
At December 31, 2000 the Trust had issued and outstanding 1,403,261 shares of the Trust's Common Stock and warrants to acquire an additional 178,625 shares of Common Stock at $5.60 per share. The warrants expired April 28, 2001.

     On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for 3) reverse stock split or consolidation of its Common and Preferred Shares which will become effective at the close of business on May 11, 2001. Upon effectiveness of the consolidation-reverse split on May 11, 2001, one (1) new Common Share and one (1) new Series "A" Preferred Share will be exchanged for each three (3) outstanding Common and Preferred Share, respectively, and there will be approximately 494,913 issued and outstanding Common Shares (of which 32,426 post-split shares will be held as treasury stock) and approximately 213,761 issued and outstanding Series "A" Preferred Shares (of which 3,175 post-split shares will be held as treasury stock) each with $.01 par value. The price of the Common Shares on the American Stock Exchange ("AMEX") will initially be increased to three (3) times the closing price of such shares on the Amex on May 11, 2001 and the Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share will be increased to $26.51 per share (3 times the existing Adjusted Net Capital Contribution of each such Preferred share ($8.83) as of March 31, 2001. The authorized capital of the Trust will remain unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares being authorized. The Reverse- Split was approved by the Trust's Board to enable shareholders to take advantage of margin purchases and more favorable bid-ask spreads, to lower transaction costs and to facilitate a market price above $5.00 per share which may enable the Common Shares to obtain institutional interest which is otherwise generally unavailable for shares trading below $5.00 per share.

     On December 31, 2000, there were approximately 111 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 131 holders of record of the Trust's Preferred Stock which is not publicly traded. The Trust believes that its Common Stock is beneficially held by approximately 790 shareholders.

     On March 7, 2000, the Trust's Board of Directors established a Stock Repurchase Plan and authorized the Trust to repurchase up to $250,000 of the Trust's Common Stock, in open market purchases from time to time at the discretion of the Trust's management; the timing and extent of the repurchases will depend on market conditions. The Trust intends to effect such repurchase in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On December 21, 2000 the Trust's Board of Directors increased the amount to be used for repurchase of the Trust's Common Shares by $150,000. As of December 31, 2000, the Trust had acquired 81,479 shares under the repurchase plan of the Trust's Common Stock.

     On April 9, 2001, Sutter Opportunity Fund 2, LLC ("Sutter") initiated a tender offer for up to 20% of the Common Shares at $4.50 per share (less distributions declared or paid during the offering period). The Trust paid a dividend of $.085 per Common Share on April 16, 2001. The tender offer, unless extended, expires on May 4, 2001. The Board of Directors of the Trust voted unanimously to recommend that shareholders of the Trust reject such offer as being inadequate.

     To maintain its qualification as a REIT, the Trust has made and intends during 2000 to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. The Trust declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The REIT Rules have been amended (effective January 1, 2001) to reduce to 90% the percentage of the Trust's taxable income that must be distributed to maintain REIT status. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the taxable earnings of CAFC, the financial condition of the Trust and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level for the Trust's Common Stock. The Trust paid dividends on the Trust's Common Stock on January 17, 2000, April 17, 2000, and July 17, 2000 at $.085 per share. The Trust during 2000 paid 12 consecutive monthly dividends on the Trust's Preferred Stock at an average of $.082 per share per month.

     Holders of the Preferred Shares will be entitled to the Distribution Preference with respect to such Distributions as are declared each year equal to the lesser of an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month) equal to 10.25% or 150 basis points over the Prime Rate (determined on a not less than quarterly basis).

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

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Trust and its Predecessors. The combined information gives effect to the combination of Capital Alliance Income Trust I and Capital Alliance Income Trust II (collectively, the "Predecessors") with the Trust due to common boards of directors and management. The selected historical combined financial data set forth below for the Trust for the four months ended AprIil 30, 1996 are derived from the audited financial statements of the Predecessors, and the selected financial data for the eight months ended December 31, 1996 and for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000 are derived from audited financial statements of the Trust.

     Novogradac & Company, LLP audited the aforementioned financial statements. The historical combined financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Five Year                      Combined (Predecessors)          Successor               Successor
                               -----------------------          ---------               ---------
Financial Summary                 Four Months Ended        Eight Months Ended      Twelve Months Ended
                                   April 30, 1996           December 31, 1996       December 31, 1997

Operations:

Revenue                                $273,709                  $490,300                 $776,405

Net income                              226,643                   373,132                  535,789

Per Share Data:

Net Income

     Basic                                  ---                       ---                      ---

     Diluted                                ---                       ---                      ---

Balance Sheet Data:

Mortgage notes receivable            $4,757,895                $4,696,238               $4,915,186

Total assets                          6,267,251                 6,702,261               10,132,419

Total liabilities                       263,316                   756,073                  311,096

Shareholder's equity                  6,003,935                 5,946,188                9,821,323

                        [continued on the following page]

                                   Successor               Successor               Successor
Five Year                          ---------               ---------               ---------
Financial Summary                 Year Ended              Year Ended              Year Ended
                               December 31, 1998       December 31, 1999       December 31, 2000

Operations:

Revenue                             $1,677,233              $1,243,866             $1,623,656

Net income                          $1,003,706                $450,605               $515,023

Per Share Data:

Net Income

     Basic                                .351                     ---                   ---

     Diluted                              .341                     ---                   ---

Balance Sheet Data:

Mortgage notes receivable           $8,986,645             $10,807,644            $11,906,589

Total assets                        16,804,983              17,006,696             19,299,332

Total liabilities                      757,532               1,579,862              4,589,168

Shareholder's equity                16,047,451              15,426,834             14,710,164

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

     On September 30, 1998, the initial public offering of Common Shares was terminated and 1,484,740 Common Shares were outstanding.

     Operating Strategy. The Trust invests as a portfolio lender primarily in non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades.

     CAFC's operating strategy is to originate, through mortgage loan brokers and a correspondent network, conforming and non-conforming home equity loans to be sold in the secondary mortgage market for cash. Although a majority of the loans currently made are concentrated in California, CAFC plans to continue to originate and/or purchase loans on both an individual and bulk basis primarily in California and also throughout the western United States. Loans will then either be sold into the secondary market for a premium or to the Trust at fair market value, when they meet the Trust's underwriting standards (which include a combined loan-to-value ratio that does not exceed 75% of the underlying collateral).

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

     Contingencies and Commitments. As of December 31, 2000, the Trust's real estate investments included three properties held for sale at a capitalized cost of $530,000 and a loan portfolio of $11,906,589 consisting of 84 loans, of which 14 loans totaling $1,637,574 or 14% of the portfolio's loan value were delinquent.

     As of December 31, 1999, the Trust's real estate investments included four properties held for sale at a capitalized cost of $644,326 and a loan portfolio of $10,807,664 consisting of 82 loans of which 9 loans totaling $1,294,982 or 12% of the portfolio were delinquent.

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

     The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, the Trust did not have any commitments to fund loans as of December 31, 2000 and December 31, 1999.

     RESULTS OF OPERATIONS

     The results of operation for the years ended December 31, 1998, December 31, 1999, and December 31, 2000 follows. The historical information presented herein is not necessarily indicative of future operations.

     YEAR ENDED DECEMBER 31, 2000
     COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The Trust's operating revenues (after adjusting for CAFC's operating loss, which is reported as part of the Trust's gross revenues) increased to $2,113,163 as compared to $1,975,882 for 1999, primarily from the increased interest income of a larger mortgage portfolio. Other income for the year ended December 31, 2000 decreased on account of lower rental income from real estate held for sale.

     At year ended December 31, 2000 the mortgage notes receivable balance was $1,098,925 greater than the year ended December 31, 1999 mortgage notes receivable balance. At year ended December 31, 1999, the lines of credit balance was $1,555,357 more than the year ended December 31, 1999 lines of credit balance. At year ended December 31, 2000 the real estate held for sale balance was $114,326 less than the year ended December 31, 1999 real estate held for sale balance.

     Expenses for the year ended December 31, 2000 increased to $1,106,109 as compared to $781,136 for the previous year. The increase in 2000 compared to 1999 is primarily due to higher interest expense of $172,237, higher compensation of $60,579 to the Manager, and higher general and administrative expenses of $61,763. The 2000 and 1999 sale of real estate held were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

     Net Income for the year ended December 31, 2000 was $515,023. Net Income for the year ended December 31, 1999 was $450,605.

     YEAR ENDED DECEMBER 31, 1999
     COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The Trust's operating revenues for the year ended December 31, 1999 (after adjusting for CAFC's operating loss, which is reported as part of the Trust's gross revenues) increased to $1,975,882 as compared to $1,689,082 for 1998, primarily from the increased interest income of a larger mortgage portfolio. Other income for the year ended December 31, 1999 decreased on account of lower rental income from real estate held for sale.

         At year ended December 31, 1999 the mortgage notes receivable balance was $1,821,019 greater than the year ended December 31, 1998 mortgage notes receivable balance. At year ended December 31, 1999 the lines of credit balance was $1,967,781 less than the year ended December 31, 1998 lines of credit balance. At year ended December 31, 1999 the real estate held for sale balance was $494,663 greater than the year ended December 31, 1998 real estate held for sale balance.

         Expenses for the year ended December 31, 1999 increased to $781,136 as compared to $676,708 for the previous year. The increase in 1999 compared to 1998 is primarily due to higher interest expenses of $65,431, higher compensation of $138,853 to the Manager and lower general and administrative expenses of $47,082. The 1999 and 1998 gain from sale of real estate held were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Management believes that cash flow from operations, the mortgage loans that are paid off, the disposition of real estate owned, bank loan facilities of $9,250,000 plus of a $5,000,000 warehouse line of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

     LIQUIDITY AND CAPITAL RESOURCES
     FOR THE YEAR ENDED DECEMBER 31, 2000

     As of January 1, 2000, the Trust had $41,939 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2000 were $368,241. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

     The principal source of the Trust's increased liquidity was the $2,832,761 increase in borrowings. Offsetting the increased loans payable balance was a $1,098,925 increase in mortgage notes receivable.

     Net cash provided by the operating activities during the twelve months ended December 31, 2000 was $1,789,050. Net Income of $515,023, the non-cash accounting loss of $489,507 in CAFC and the $679,681 increase in affiliate borrowings were the primary suppliers of cash.

     Net cash provided by financing activities during the twelve months ended December 31, 2000 was $1,499,818. The principal generators of cash from financing activities was $2,832,761 provided from bank loans. Dividends paid of $981,693 were the largest users of cash from financing activities.

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

     The principal source of the Trust's reduced liquidity was the $1,821,019 increase in mortgage notes receivable. Offsetting the increased mortgage notes receivable balance was a $1,967,781 reduction in the line of credit to related parties.

     Net cash provided by the operating activities during the twelve months ended December 31, 1999 was $809,770. Net Income of $450,605 increased for the non-cash accounting loss of $732,016 in CAFC were the primary suppliers of cash. The largest user of cash from operating activities was the $534,190 increase in receivables from affiliates.

     Net cash used by financing activities during the twelve months ended December 31, 1999 was $186,472. The principal source of cash from financing activities was $904,750 provided from a bank loan. Dividends of $1,071,222 were the users of cash from financing activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Item 14(a)(1) are incorporated herein by reference and filed as part of this report.

     Selected Quarterly Financial Data required by Item 302(a) of Regulation S-K is set forth in the financial statements filed as part of Registrant's Form 10-Qs for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 are incorporated herein by reference and filed as part of this report.

     The unaudited 1999 and 2000 fourth quarter operating statement is presented below with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the three year period ended December 31, 2000.

                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended
                                                     December 31
                                                   1999         2000
                                                   ----         ----

REVENUES
  Interest income                              $ 483,999    $ 511,016
  Investment income from affiliates             (132,281)     (27,005)
  Other income                                    14,832        6,718
                                               ---------    ---------

        Total revenues                           366,550      490,729

EXPENSES
  Loan servicing, origination and
     management fees to related party             82,526      129,200
  Interest expense                                12,614       58,441
  Provisions for loan losses                      70,000       99,437
  Operating expenses of real estate owned         (8,150)       4,580
  Taxes, General and Administrative               (7,691)      43,262
                                               ---------    ---------

        Total expenses                           149,299      334,920

NET INCOME BEFORE GAIN
     ON REAL ESTATE OWNED                        217,251      155,809
GAIN ON REAL ESTATE OWNED                         (1,779)        --
 CHANGE IN ACCOUNTING PRINCIPLE                  (10,346)        --
                                               ---------    ---------

NET INCOME                                     $ 205,126    $ 155,809

PREFERRED SHARE DIVIDENDS                      $ 147,543    $ 145,354

BASIC EARNINGS PER
     COMMON SHARE                                   .039         .007

DILUTED EARNINGS PER
     COMMON SHARE                                   .032         .006

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     DIRECTORS

Thomas B. Swartz, 69; Chairman and Chief Executive Officer(1)

     Class I Director since 1995; current term expires in 2003; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (1994 to 1996); Chairman, Sierra Capital Acceptance (1995 to date); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980- 1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989-1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

Dennis R. Konczal, 50; President, Director and Chief Operating Officer(1)

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

Richard J. Wrensen, 45; Executive Vice-President, Director and Chief Financial Officer(1)

     Class III Director since 2000; current term expires 2002; Executive Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra Capital Companies and its affiliates) (1997 to date); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. (real estate syndication and management (1981 to
1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Stanley C. Brooks, 51; Director(2)

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

Harvey Blomberg, 60; Director(1)(2)

     Class I Director since 1996; current term expires 2003; Founder and principal MRHB Real Estate (real estate management company) (1988 to date); Regional Director, Connecticut Small Business Development Center (1996 to date); Partner and Chief Financial Officer, Bay Purveyors, Inc. (1976 to 1995); General Manager, Deerfield Communications (1987 to 1990); Consultant to numerous companies (financial restructuring, refinancing and marketing) (1989 to date). Renessler Polytechnic Institute, M.S. Management, 1995; Hofstra University, M.B.A. 1985; B.S. Engineering, 1966.

Donald R. Looper,48; Director(2)

     Class III Director since March 2001; current term expires 2002; Senior Partner of the Houston-based law firm of Looper, Reed, & McGraw (1985 to date); Mr. Looper's legal practice has involved the representation of both public and privately-owned corporations and the complex structuring of substantial financings involving mortgage financings of real estate and international business transactions. University of Texas, B.A. degree (1974); Master of Professional Accounting (specialization in Tax Accounting) (1976); J.D. degree in Law, University of Houston (1979).

--------------------------

(1)  Also is a member of the Executive Committee.

(2)  Also is a member of the Audit Committee.

     EXECUTIVE OFFICERS

     The following persons currently serve as Executive Officers of the Trust. They hold office at the discretion of the Directors.

          Name                   Age            Position
          ----                   ---            --------

     Thomas B. Swartz             69          Chairman and Chief
                                              Executive Officer

     Dennis R. Konczal            50          President and Chief
                                              Operating Officer

     Richard J. Wrensen           45          Executive Vice President
                                              and Chief Financial Officer

     William W. Aubrey, II        41          Senior Vice President

     Linda St. John               45          Operations Officer
                                              and Secretary

     The principal occupations of the Executive Officers of the Trust during the last five years or more are set forth below.

Thomas B. Swartz, 69; Chairman and Chief Executive Officer

     Class I Director since 1995; current term expires in 2000; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (predecessors of the Trust) (1994 to 1996); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980-1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989-1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

Dennis R. Konczal, 50; President, Director and Chief Operating Officer

     Class II Director since 1995; current term expires in 1998; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; Executive Vice-President, Trustee and Chief Operating Officer of Capital Alliance Income Trust I (1991 to 1996) and of Capital Alliance Income Trust II (predecessors of the Trust) (1994 to 1996); President, Director and Chief Operating Officer of Sierra Capital Companies (1984 to date) and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to 1999); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

Richard J. Wrensen, 45, Executive Vice-President, Director and Chief Financial Officer

     Executive Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra Capital Companies and its affiliates) (1997 to date); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. (real estate syndication and management (1981 to 1983); Division Controller, Great Southwest Corp. (1979 to
1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

William W. Aubrey, II, 41; Senior Vice President

     Senior Vice-President, Capital Alliance Advisors, Inc. (1998 to date); Senior Vice-President, Sierra Capital Companies' affiliate (1995 to date); Vice-President, Regional Supervisor, Citizens Thrift and Loan Association (responsible for overall supervision of regional production and operations; specialized in non- conforming, sub-prime residentially secured loans) (1990 to
1995); Branch Manager, First Fidelity Thrift and Loan (negotiated and underwrote real estate secured construction and equity loans) (1988 to 1990); Vice President, Topa Thrift and Loan Association (established loan brokerage and mortgage banking relationships) (1984 to 1988); B.S, Finance, La Roche College, Pittsburg, PA (1983).

Linda St. John, 45, Operations Officer and Secretary

     Operations Officer and Secretary, Capital Alliance Advisors, Inc. (1995 to date); Operations Officer and Secretary, Sierra Capital Companies and Affiliates (1995 to date). Operations Manager, Gruen Gruen & Associates (1994-1995); MIS Manager, Hannum Associates (1991-1993); Rochester Business Institute, A.A. Business Administration (1984).

ITEM 11.  EXECUTIVE COMPENSATION

     COMPENSATION OF OFFICERS

     The Trust has no full time employees and is managed by Capital Alliance Advisors, Inc. as Manager of the Trust under a Management Agreement which requires CAAI to pay the employment expenses of its personnel not specifically allocable to the Trust or CAFC under such agreement. Accordingly, no compensation was paid by the Trust to any of the senior and controlling executives of the Manager.

     COMPENSATION OF DIRECTORS

     Director Fees. The Trust pays each unaffiliated Director an annual fee of $5,000. In 2000 Messrs. Brooks and Blomberg each received $5,000 as a Director's fee.

     Committee and Other Meeting Fees. The Directors are also entitled to be paid $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 2000 Mr. Brooks received $3,200 and Mr. Blomberg each received $4,200 in committee and meeting fees.

     Reimbursements. All Directors are reimbursed for reasonable travel and other out of pocket expenses incurred in attending board and committee meetings.

     Such compensation and reimbursement arrangements for Directors may be changed by the Board of Directors pursuant to authority granted by the Trust's Bylaws.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares as of March 31, 2001 by (1) each person known to the Trust to beneficially own more than five percent of the Trust's Common Shares, (2) each Director, (3) the Trust's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners name have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                               Number of              Percentage of
                                              Common Shares            Common Shares
                                           Beneficially Owned       Beneficially Owned
                                           ------------------       ------------------
Name of Beneficial Owner
------------------------
Thomas B. Swartz (1)(4)...............          3,086                       *
Dennis R. Konczal (2)(4)..............         24,000                     1.7
Richard J. Wrensen (3)(4).............         61,300                     4.4
Stanley C. Brooks ....................              0                       0
Harvey Blomberg.......................              0                       0
Donald R. Looper (5)..................              0                       0
All directors and executive officers
  as a group (6 persons)..............         88,386                      6.3%

* Represents less than 1% of outstanding Common Shares.
--------------------

(1) Mr. Swartz owns beneficially 4,004 shares of Series A Preferred Shares as of March 31, 2000, representing less than 1% of the outstanding Series A Preferred Shares.

(2) Mr. Konczal owns beneficially 2,950 shares of Series A Preferred Shares as of March 31, 2001, representing less than 1% of the outstanding Series A Preferred Shares.

(3) Mr. Wrensen owns beneficially 2,950 shares of Series A Preferred Shares as of March 31, 2001, representing less than 1% of the outstanding Series A Preferred Shares. Mr. Wrensen's wife owns 65,000 shares of Common Stock and 3,315 shares of Series A Preferred Shares as of March 31, 2001, in which Mr. Wrensen claims no beneficial interest.

(4) Capital Alliance Advisors, Inc., the Trust's Manager, owns beneficially 65,100 shares of Common Stock and 10,981 shares of Series A Preferred Shares as of March 31, 2001, representing 1.7% of the outstanding Series A Preferred Shares and 4.7% of the outstanding Common Shares. On April 20, 2001 Capital Alliance Advisors, Inc. filed a Schedule 13d with the Securities Exchange Commission disclosing its acquisition of additional Common Shares of the Trust, bringing its holdings to 71,100 shares of Common Stock representing 5.11% of the Common Stock. Messrs. Swartz, Konczal and Wrensen are officers and directors of the Manager and collectively own a majority of the outstanding Common Shares of the Manager.

(5) Mr. Looper was elected to the Board of Directors and to the Audit Committee of the Trust on March 21, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS

     Arrangements and Transactions with CAAI. CAAI is the Manager of the Trust and provides (a) management and advisory services to the Trust in accordance with the Management Agreement and (b) mortgage origination and loan servicing services to the Trust in accordance with the Mortgage Origination and Servicing Agreement. As previously described, the Trust will utilize the mortgage banking experience, management expertise and resources of CAAI in conducting its Mortgage Investment and its Mortgage Conduit Business. In addition, three of the six Directors and the officers of the Trust also serve as Directors and/or officers of CAAI. However, Unaffiliated Directors constitute 100% of the Audit Committee of the Board of Directors of the Trust. CAAI owns all of the voting common stock and a 1% economic interest in CAFC, the Trust's Mortgage Conduit Subsidiary. The Trust owns all of the non-voting preferred stock representing 99% of the economic interest in CAFC. CAAI has the power to elect all of the directors of CAFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of such subsidiary is required. CAAI and/or the officers and directors of CAFC who may be officers and directors of the Trust, will be separately compensated for their management services to the subsidiary and will provide origination, financing and administrative services to the subsidiary through separate agreements and an intercompany allocation of the cost of such services. The Trustees, the Manager and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Manager must upon request by the Directors disclose any investments which are within the purview of the Trust's investment policies.

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

     Sale and Purchase of Loans. To provide a source of mortgage loans for the Trust's Mortgage Investment Business, CAFC, the Mortgage Conduit Subsidiary, offers to the Trust for purchase all non- conforming 1-to-4 unit residential mortgage loans meeting the Trust's investment criteria and policies. Commitments to acquire loans will obligate the Trust to purchase such loans from the Mortgage Conduit Subsidiary upon the closing and funding of the loans, pursuant to the terms and conditions specified in the commitment.

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

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements. The following Company financial statements are filed as part of this report:

       Independent Auditors' Report.........................................F-1
       Balance Sheets.......................................................F-2
       Statements of Operation..............................................F-3
       Statements of Changes in Stockholders' Equity........................F-4
       Statements of Cash Flows.............................................F-5
       Notes to Financial Statements........................................F-6

(a)(2) Financial Statement Schedules are listed in Part II - Item 8.

(a)(3) Exhibits.

       Exhibit No.
          3.1    Charter Certificate of Incorporation and Amendment No. 1(1)
          3.2    Bylaws of the Registrant(1)
          3.3    Certificate of Amendment of Certificate of Incorporation(6)
          4.1    Form of Stock Certificate of Common Shares of the Registrant(2)
          4.2    Form of Shareholder's Warrant Agreement(4)
          4.4    Form of Common Warrant Certificate(4)
          5.1    Opinion of Ashby & Geddes(4)
          8.1    Opinion of Landels Ripley & Diamond, LLP(4)
         10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
         10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
         10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and
                 Capital Alliance Advisors, Inc.(1)
         23.1    Consent of Landels Ripley & Diamond, LLP(4)
         23.2    Consent of Novogradac & Company LLP(4)
         23.3    Consent of Ashby & Geddes(4)
         23.4    Consent of Landels Ripley & Diamond, LLP(5)
         23.5    Consent of Novogradac & Company LLP(5)
         24.1    Power of Attorney of Thomas B. Swartz(1)
         24.2    Power of Attorney of Dennis R. Konczal(1)
         24.3    Power of Attorney of Douglas A. Thompson(1)
         24.4    Power of Attorney of Stanley C. Brooks(1)
         24.5    Power of Attorney of Harvey Blomberg(1)
         24.6    Power of Attorney of Jeannette Hagey(1)
         24.7    Power of Attorney of Richard J. Wrensen(7)
         24.8    Power of Attorney of Donald R. Looper
         27.3 Revised Financial Data Schedule-Capital Alliance Income Trust Ltd., A Real Estate Investment Trust(3)
         28.1    Impound and Escrow Agreement(4)
         28.2    Impound and Escrow Agreement, as amended October 23, 1997(5)
------------------

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

                                            Capital Alliance Income Trust, Ltd.
Dated:  _____________, 2001                 A Real Estate Investment Trust

                                            By: s/s Thomas B. Swartz
                                                -------------------------------
                                                Thomas B. Swartz
                                                Chairman and Chief
                                                Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas B. Swartz                                   Dated:   _________, 2001
--------------------------------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer)


s/s Richard J. Wrensen                                 Dated:   _________, 2001
--------------------------------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                                  Dated:   _________, 2001
--------------------------------------------
Dennis R. Konczal
President and Director



/s/ Stanley C. Brooks                                  Dated:   _________, 2001
--------------------------------------------
Stanley C. Brooks
Director


/s/ Harvey Blomberg                                    Dated:   _________, 2001
--------------------------------------------
Harvey Blomberg
Director


/s/ Donald R. Looper                                   Dated:   _________, 2001
--------------------------------------------
Donald R. Looper
Director

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                              FINANCIAL STATEMENTS
                                      with
                          Independent Auditors' Report

                For the three-year period ended December 31, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.




NOVOGRADAC & COMPANY LLP
San Francisco, California
April 11, 2001

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                                 BALANCE SHEETS
                        as of December 31, 2000 and 1999

                                                                     2000           1999
                                                                     ----           ----
ASSETS
Cash and cash equivalents                                     $    368,241    $     41,939
Restricted cash                                                    654,084         487,174
Accounts receivable                                                293,592         233,017
Due from affiliates                                                   --           637,491
Notes receivable:
Lines of credit to related parties                               4,744,674       3,189,317
Mortgage notes receivable                                       11,906,589      10,807,664
Allowance for loan losses                                          (80,000)        (85,000)
                                                              ------------    ------------
Net receivable                                                  16,571,263      13,911,981
Real estate owned                                                  530,000         644,326
Investments in affiliates                                          603,459         870,466
Origination costs                                                  197,131         163,635
Loan fees                                                           81,562          16,667
                                                              ------------    ------------

Total assets                                                  $ 19,299,332    $ 17,006,696
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Mortgage note holdbacks                                       $    654,084    $    487,174
Loans payable                                                    3,737,511         904,750
Due to affiliates                                                   42,190            --
Other liabilities                                                  155,383         187,938
                                                              ------------    ------------
Total liabilities                                                4,589,168       1,579,862
                                                              ------------    ------------

Stockholders' Equity
Preferred stock, $.01 par value, 675,000 shares authorized;
641,283 shares issued and outstanding                                6,413           6,413
Additional paid in capital-preferred stock                       5,664,848       5,752,907
Less: treasury stock, 9,526 preferred shares at cost               (86,944)        (86,944)
Common stock, $.01 par value, 5,000,000 shares authorized;
1,484,740 shares issued and outstanding                             14,847          14,847
Additional paid in capital-common stock                          9,361,000       9,739,611
Less: treasury stock, 81,479 common shares at cost                (250,000)           --
                                                              ------------    ------------
Total stockholders' equity                                      14,710,164      15,426,834
                                                              ------------    ------------

Total liabilities and stockholders' equity                    $ 19,299,332    $ 17,006,696
                                                              ============    ============

                                       F2

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                             STATEMENT OF OPERATIONS
             For the years ended December 31, 2000, 1999, and 1998

                                               2000          1999           1998
                                               ----          ----           ----
REVENUES
Interest income                           $ 1,614,889      1,611,363      1,243,495
Interest income from affiliates               486,030        342,367        409,278
Equity in loss of affiliates                 (489,507)      (732,016)       (11,849)
Other income                                   12,244         22,152         36,309
                                          -----------    -----------    -----------
Total revenues                              1,623,656      1,243,866      1,677,233

EXPENSES
Loan servicing fees to related parties        277,224        251,655        131,864
Management fees to related party              197,556        162,546        143,484
Interest expense on loans                     203,658        100,038         34,607
Interest expense on real estate owned          68,617           --             --
Provision for loan loss                       175,937        162,500        205,855
Operating expenses of real estate owned        22,590          5,427         10,466
Taxes                                          22,334         22,540         26,920
General and administrative                    138,193         76,430        123,512
                                          -----------    -----------    -----------
Total expenses                              1,106,109        781,136        676,708

INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED                                  517,547        462,730      1,000,525
Gain (loss) on real estate owned               (2,524)        (1,779)         3,181
                                          -----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE              515,023        460,951      1,003,706
Cumulative effect on prior years of
accounting change                                --          (10,346)          --
                                          -----------    -----------    -----------

NET INCOME                                $   515,023    $   450,605    $ 1,003,706
                                          ===========    ===========    ===========

NET INCOME PER PREFERRED SHARE            $     0.815    $     0.713    $     0.945

WEIGHTED AVERAGE PREFERRED
SHARES OUTSTANDING                            631,757        631,757        626,873

BASIC EARNINGS PER COMMON SHARE           $      --      $      --      $     0.351

DILUTED EARNINGS PER COMMON SHARE         $      --      $      --      $     0.341

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC EARNINGS                  1,457,433      1,484,740      1,171,733
PER SHARE
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-DILUTED EARNINGS                1,457,433      1,825,854      1,206,886
PER SHARE

                                       F3

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              (Common)
                                                              Additional
                                     Common       Common       Paid in       Preferred   Preferred
                                     Shares       Stock        Capital        Shares      Stock
                                     ------       -----       -------         ------      -----

BALANCE AS OF JANUARY 1, 1998        562,760    $  5,628   $  3,940,571      641,283    $  6,413
Issuance of common shares            921,980       9,219      6,628,689         --          --
Purchase of 9,526 shares of
Treasury stock                          --          --             --         (9,526)       --
Offering costs                          --          --         (185,524)        --          --
Net income                              --          --             --           --          --
Dividends                               --          --         (139,312)        --          --
                                  ----------    --------   ------------    ---------    --------

BALANCE AS OF DECEMBER 31, 1998    1,484,740      14,847     10,244,424      631,757       6,413
Net income                              --          --             --           --          --
Dividends                               --          --         (504,813)        --          --
                                  ----------    --------   ------------    ---------    --------

BALANCE AS OF DECEMBER 31, 1999    1,484,740      14,847      9,739,611      631,757       6,413
Purchase of 81,479 shares of
Treasury stock                       (81,479)       --             --           --          --
Net income                              --          --             --           --          --
Dividends                               --          --         (378,611)        --          --
                                  ----------    --------   ------------    ---------    --------

BALANCE AS OF DECEMBER 31, 2000    1,403,261    $ 14,847   $  9,361,000      631,757    $  6,413
                                  ==========    ========   ============    =========    ========

                                    (Preferred)
                                     Additional
                                      Paid in       Retained        Treasury
                                      Capital       Earnings         Stock          Total
                                      -------       --------         -----          -----

BALANCE AS OF JANUARY 1, 1998     $ 5,868,711    $       --      $     --      $  9,821,323
Issuance of common shares                --              --            --         6,637,908
Purchase of 9,526 shares of
Treasury stock                           --              --         (86,944)        (86,944)
Offering costs                           --              --            --          (185,524)
Net income                               --         1,003,706          --         1,003,706
Dividends                                --        (1,003,706)         --        (1,143,018)
                                  -----------    ------------    ----------    ------------

BALANCE AS OF DECEMBER 31, 1998     5,868,711            --         (86,944)     16,047,451
Net income                               --           450,605          --           450,605
Dividends                            (115,804)       (450,605)         --        (1,071,222)
                                  -----------    ------------    ----------    ------------

BALANCE AS OF DECEMBER 31, 1999     5,752,907            --         (86,944)     15,426,834
Purchase of 81,479 shares of
Treasury stock                           --              --        (250,000)       (250,000)
Net income                               --           515,023          --           515,023
Dividends                             (88,059)       (515,023)         --          (981,693)
                                  -----------    ------------    ----------    ------------

BALANCE AS OF DECEMBER 31, 2000   $ 5,664,848    $       --      $ (336,944)   $ 14,710,164
                                  ===========    ============    ==========    ============

                                       F4

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                             STATEMENT OF CASH FLOWS
             For the years ended December 31, 2000, 1999, and 1998

                                                                    2000           1999            1998
                                                                    ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    515,023    $    450,605    $  1,003,706
Adjustments to reconcile net income to cash
provided by operating activities:
Amortization                                                        35,730           3,333           4,404
(Gain) loss on real estate owned                                     2,524           1,779          (3,181)
(Income) loss from investment in affiliates                        489,507         732,016            --
Provision for loan losses                                          175,937         162,500         205,855
(Increase) decrease in interest receivable                         (60,575)        (39,776)        (98,034)
Accrued interest capitalized to real estate owned                  (16,847)        (34,075)         (6,950)
(Increase) decrease in organization costs                             --            10,346            (272)
Increase (decrease) in security deposits                              --            32,133         (32,133)
Increase (decrease) in due to/from affiliates                      679,681        (534,190)       (114,119)
Increase (decrease) in other liabilities                           (31,930)         25,099         140,065
                                                              ------------    ------------    ------------
Net cash provided by operating activities                        1,789,050         809,770       1,099,341
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash                            (166,910)        107,519        (389,337)
Increase (decrease) in mortgage note holdbacks                     166,910        (107,519)        389,337
Increase in origination costs                                      (33,496)        (43,418)       (120,217)
(Increase) decrease in warehouse lines of credit                (1,056,928)      1,967,781      (2,971,141)
Increase in investments in affiliates                             (222,500)       (100,000)       (286,848)
(Increase) decrease in related party note receivable                  --           (22,500)       (225,000)
Investment in mortgage notes receivable                         (8,029,562)     (7,452,006)    (10,342,300)
Repayment of mortgage notes receivable                           5,338,680       4,395,441       6,270,841
Net proceeds from sale of real estate owned                      1,072,675         147,884          77,181
Capital costs of real estate owned                                 (31,435)        (45,251)         (5,956)
                                                              ------------    ------------    ------------
Net cash used in investing activities                           (2,962,566)     (1,152,069)     (7,603,440)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans                                         2,832,761         904,750            --
Loan fees paid                                                    (101,250)        (20,000)           --
Repayment of note to related party                                    --              --           (72,148)
Purchase of treasury stock                                        (250,000)           --           (86,944)
Proceeds from issuance of shares                                      --              --         7,375,840
Organizational and offering costs                                     --              --          (747,406)
Common dividends paid                                             (378,611)       (504,813)       (550,484)
Preferred dividends paid                                          (603,082)       (566,409)       (592,534)
                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities              1,499,818        (186,472)      5,326,324
                                                              ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                    326,302        (528,771)     (1,177,775)
CASH AT BEGINNING OF PERIOD                                         41,939         570,710       1,748,485
                                                              ------------    ------------    ------------

CASH AT END OF PERIOD                                         $    368,241    $     41,939    $    570,710
                                                              ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense paid                                         $    272,275    $    100,038    $     28,224
Taxes paid                                                    $     16,900    $        800    $     15,238

NON-CASH INVESTING AND FINANCING ACTIVITY
Deferred offering costs offset against proceeds of offering   $       --      $       --      $    185,524
Transfer of real estate owned to CAFC                         $    291,463    $       --      $    678,405
Transfer of mortgage loans to CAFC                            $    498,429    $    670,546    $       --

                                       F5

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

1.   Organization
     ------------

     Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 as a mortgage investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. The Manager, Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's loans.

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

     Concentration of credit risk. The Trust holds numerous mortgage notes receivable. These notes are secured by first and second deeds of trust on residential properties located primarily in California which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area.

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 7).

                                       F6

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

2.   Summary of significant accounting policies & nature of operations
     (continued)
     -----------------------------------------------------------------

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

     Investments. The Trust held an investment in Sierra Capital Acceptance ("SCA"), a division of Sierra Capital Funding, LLC ("SCF"), a Delaware limited liability company that originated and sold residential mortgage loans. SCA operates as a separate operating division of SCF. The Trust's investment in SCA received a 15% preferential interest distribution per annum. Sierra Capital Services, Inc., a related party, owned 99% of the common shares of the Sierra Division of SCF and maintained voting control. SCA ceased operations in 2000 (Note 10).

     The Trust holds an investment in Capital Alliance Funding Corporation ("CAFC") that originates and sells residential mortgage loans. The trust owns 100% of the outstanding non-voting preferred shares of CAFC with a 99% equity interest (Note 10).

     Origination costs. Origination costs relating to mortgage notes receivable are deferred and recognized as an adjustment of yield over the term of the notes.

     Deferred offering costs. Deferred offering costs relate to an initial public offering of common stock of the Trust during 1997 and 1998. Until the initial public offering of common stock broke impound on December 4, 1997, these costs were deferred. While the offering was underway, these costs were offset pro-rata against the proceeds from the issuance of common stock and as a reduction of stockholders' equity. Through December 31, 1997 stockholders' equity was reduced by $555,888 for deferred offering costs. The remaining deferred costs of $185,524 was offset against proceeds from the offering during 1998.

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

     State taxes. During 1999 the state of Delaware imposed a tax on the increased capitalization of the Trust. The Trust made a payment of $16,100 for these taxes in 2000. The Trust paid $800 in franchise tax to the state of California in 2000.

                                       F7

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

2.   Summary of significant accounting policies & nature of operations
     (continued)
     -----------------------------------------------------------------

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes if the Trust distributes at least 95% of its taxable income to its stockholders (90% in 2001). To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to stockholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements. For the years ended December 31, 2000, 1999, and 1998, the distributions per Preferred Share are allocated 100% as ordinary income. The distributions per Common share are allocated 100% as ordinary income.

     Reclassifications. Certain 1998 amounts have been reclassified to conform with 1999 classifications. Such reclassifications had no effect on reported net income.

3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2000 and 1999, mortgage note holdbacks from the consummation of mortgage loans made amounted to $654,084 and $487,174, respectively.

4.   Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of December 31, 2000 and 1999, accrued interest from borrowers was $245,571 and $215,425, respectively.

                                       F8

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

5.   Lines of credit to related parties
     ----------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2000 and 1999, the Trust advanced to CAFC $3,501,940 and $2,140,360, respectively. Annual interest on this line of credit is equal to the interest rate of the mortgage loans pledged and is payable monthly. The Trust earned interest in the amount of $310,495, $180,345, and $187,316 during 2000, 1999, and 1998, respectively, of which $25,930, $18,348, and $18,723 was outstanding as of December 31, 2000, 1999, and 1998, respectively.

     The Trust entered into a loan purchase agreement on November 1, 1997 with Sierra Capital Acceptance LLC ("SCA"), a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advanced funds to SCA to acquire mortgage loans secured by real estate. The Trust then acquired all of SCA's rights, titles and interest in such loans. SCA was obligated to reacquire the loans from the Trust at a preset price. SCA ceased operations on June 30, 2000. As of December 31, 1999 the Trust had advanced to SCA $428,250. Annual interest on this line of credit was at prime plus one half of one percent for the first 60 days and prime plus four percent after 60 days. Interest was payable monthly. The Trust earned interest in the amount of $35,694, $100,325, and $55,343 during 2000, 1999, and 1998, respectively, of which $4,610 and $18,723 was outstanding as of December 31, 1999 and 1998, respectively.

     The Trust entered into a loan purchase agreement on February 1, 1998 with Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advanced funds to Equity 1-2-3 to acquire mortgage loans secured by real estate. The Trust then acquired all of Equity1-2-3's right, title and interest in such loans. Some of these loan balances exceeded the fair market value of the properties. Equity 1-2-3 was obligated to reacquire the loans from the Trust at a preset price. Equity 1-2-3 ceased operations in 1999 as it transferred its remaining loans to the Trust. As of December 31, 1999 the Trust had advanced Equity 1-2-3 $621,707. On January 1, 2000 the Trust foreclosed on the purchased loans and these loans were retained in cancellation of the repurchase option. Annual interest on this line of credit was at prime plus one percent for the first 60 days and prime plus four percent after 60 days. The Trust earned interest in the amount of $7,937, and $92,026 in 1999 and 1998, respectively, of which $7,937 and $37,360 was outstanding as of December 31, 1999 and 1998, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with CAlliance Mortgage Trust, which subsequently merged into the Mortgage Division of CAlliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2000 the Trust advanced to CRF $1,242,734. No advances were made to CRF in 1999. Annual interest on this line of credit is 12% and is payable monthly. The Trust earned interest in the amount of $97,663, $23,760, and $22,093 during 2000, 1999, and 1998, respectively of which $10,733, zero, and $22,093 was outstanding as of December 31, 2000, 1999, and 1998, respectively.

                                       F9

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

6.   Mortgage notes receivable
     -------------------------

     Mortgage notes receivable represent collateralized loans primarily secured by deeds of trust on one to four unit residential real estate. At the time of origination, all loans have a combined loan-to-value equal to or less than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is due as a balloon payment at loan maturity.

     A reconciliation of mortgage notes receivable is as follows:


                                  December 31,  December 31,  December 31,
                                      1998          1999         2000
                                  -----------   -----------   -----------
Balance, beginning of period      $ 4,915,186   $ 8,986,645   $10,807,664
Additions during period:
   New mortgage loans              10,342,300     7,452,006     8,029,562
Deductions during period:
   Collections of principal         5,997,178     4,395,441     5,338,680
   Foreclosures, net of reserve       273,663       565,000     1,093,528
   Transfer to CAFC                      --         670,546       498,429
                                  -----------   -----------   -----------
Balance, close of period          $ 8,986,645   $10,807,664   $11,906,589
                                  ===========   ===========   ===========


                                      F10

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2000

6.   Mortgage notes  receivable (continued)
     --------------------------------------

     The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on single family residences. The following is a summary of the Trust's mortgage notes receivable at December 31, 2000.

                                                                                                                    Principal amount
                                                                                                                      of loans with
                                                                     Monthly                             Carrying      delinquent
                                                       Final         payment   Prior   Face amount of   amount of     principal or
     Principal outstanding        Interest rate    maturity date      terms    liens     mortgage(s)   mortgage(s) interest (Note A)
     ---------------------        -------------    -------------     -------   -----   -------------   ----------- -----------------
Individual loans greater than
$357,198 (3% of total mortgage
notes receivable of
$11,906,589):                        14.00%           08/01/01       $ 9,333   First   $   800,000    $   800,000    $      --
                                     11.75%           02/01/01       $ 4,896   None        500,000        500,000           --
                                     12.95%           03/01/01       $ 4,856   First       449,900        449,900           --
                                     12.75%           01/01/01       $ 4,450   First       427,200        427,200           --
                                     13.00%           09/01/05       $ 4,333   First       400,000        400,000           --
Loans from $300,000-$357,198    12.00% to 12.95%   2 to 44 months                          955,000        955,000           --
Loans from $200,000-$299,999    9.13% to 13.00%    1 to 354 months                       2,856,625      2,827,226           --
Loans from $100,000-$199,999    8.88% to 13.99%    2 to 355 months                       3,374,796      3,244,496        935,942
Loans from $50,000-$99,999      9.70% to 14.45%    1 to 354 months                       1,683,894      1,554,518        295,231
Loans up to $49,999             10.00% to 14.00%   1 to 167 months                         841,929        748,249           --
                                                                                       -----------    -----------    -----------

 Total Mortgage Notes Receivable at December 31, 2000                                  $12,289,344    $11,906,589    $ 1,231,173
                                                                                       ===========    ===========    ===========


     (A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2000, there were four (4) loans totaling $359,231 of principal and $17,216 of interest that were 90 to 180 days delinquent on interest payments. Six (6) loans with the principal amount of $871,942 and $79,417 of interest have been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that in all except two loans the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest. ___ Anticipated loss from the two loans is included in loan loss reserve.

                                      F11

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

7.   Loan loss reserve
     -----------------

     The Trust measures impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes $80,000 of loan loss reserve is adequate to reflect the probable impairment in all receivables as of December 31, 2000.

     Activity in the loan loss reserve was as follows:


                                      December 31,  December 31,   December 31,
                                         1998           1999          2000
                                      ----------    ----------     ---------
   Balance, beginning of period       $      ---    $  170,000     $  85,000
   Provision for loan loss               170,000       162,500       175,937
   Write off of uncollectible loans                                 (180,937)
   Write-off of note receivable
     to related party                        ---      (225,000)          ---
   Write-off of advance
     to related party                        ---       (22,500)          ---
                                      ----------    -----------    ---------
   Balance, end of period             $  170,000    $   85,000     $  80,000
                                      ==========    ==========     =========


8.   Real estate owned
     -----------------

     During 1998 the Trust foreclosed on three mortgage notes receivable, sold one property and contributed two properties to capitalize CAFC. At December 31, 1998, the Trust owned one property. During 1999 the Trust foreclosed on four mortgage notes receivable and sold one property. At December 31, 1999, the Trust owned four properties. During 2000 the Trust foreclosed on five mortgage notes receivable and sold six properties. At December 31, 2000, the Trust owned three properties. The following table shows the cash and non-cash activities in the real estate owned account.


                                      F12

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000


8.   Real estate owned (continued)
     -----------------------------

     A reconciliation of real estate owned is as follows:

                                                                    1998          1999           2000
                                                                    ----          ----           ----

Real estate owned at beginning of year                          $   322,550   $   149,663    $   644,326
Foreclosed mortgage notes, net of reserve (non-cash)                273,663       565,000        912,591
Accrued interest capitalized (non-cash)                               6,950        34,075         16,847
Mortgage notes payable (non-cash)                                   292,949          --             --
Capital costs of real estate owned (cash paid)                        5,956        45,251         31,435
Gain (loss) on sale (non-cash)                                        3,181        (1,779)        (2,524)
                                                                -----------   -----------    -----------
                                                                    905,249       792,210      1,602,675
                                                                -----------   -----------    -----------
Less: Proceeds from sale of real estate owned (net of closing costs of $30,429, $11,116, and $2,819 in 2000, 1999 and 1998,
respectively)                                                        77,181       147,884      1,072,675
Book value of properties transferred to CAFC (non-cash)             678,405          --             --
                                                                -----------   -----------    -----------
                                                                    755,586       147,884      1,072,675
                                                                -----------   -----------    -----------

Real estate owned at end of year                                $   149,663   $   644,326    $   530,000
                                                                ===========   ===========    ===========


9.   Gain (loss) on real estate owned
     --------------------------------

     One real estate property was sold during 1998 for a net gain of $3,181. One real estate property was sold during 1999 for a net loss of $1,779. Six real estate properties were sold in 2000 for a net loss of $2,524.

10.  Investment in affiliates
     ------------------------

     On April 11, 1997 the Trust formed a non-qualified REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"), to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC under the equity method.

     CAFC commenced operations in the second quarter of 1997. To capitalize CAFC, the Trust contributed three real estate properties with a net carrying amount of $289,114 (fair value of $971,941 less the corresponding mortgage loans of $682,827) in 1997. In 1998, the Trust contributed two real estate properties net of liabilities equal to $385,940 (book value of $678,405 less adjustment of $35,855 and the corresponding mortgage loans of $256,610). In 1999, the Trust contributed $100,000 cash and four mortgage loans totaling $670,546. In 2000, the Trust contributed $100,000 cash and forgave liabilities previously owed to CAIT totaling $322,500. The transfer of the mortgage notes receivable is a non-cash transaction that is not shown on statements of cash flows.

                                      F13

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000


10.  Investment in affiliates (continued)
     ------------------------------------

            CAPITAL ALLIANCE FUNDING CORPORATION

                                    1999           2000
                                    ----           ----

Total assets                    $ 6,327,942    $ 6,385,152
                                ===========    ===========

Total liabilities               $ 5,664,870    $ 5,794,031

Total stockholders' equity          663,072        591,121
                                               -----------

Total liabilities and equity    $ 6,327,942    $ 6,385,152
                                ===========    ===========

Revenue                         $   414,159    $   805,934
Expenses                         (1,153,569)    (1,323,636)
Other income and expenses
     Gain from sale of assets          --           23,250
                                -----------    -----------
Net income (loss)               $  (739,410)   $  (494,452)
                                ===========    ===========


     As described in Note 3, the Trust also held an investment in preferred shares of Sierra Capital Acceptance, a division of Sierra Capital Funding LLC, totaling $200,000 and receives distribution equal to 15% return per annum. For the year ended December 31, 1999, the Trust earned $30,000 from this investment. Distributions were reported as interest. Sierra Capital Acceptance ceased operations in 2000. The Trust received mortgage notes held by SCA in 2000 as return of capital.


11.  Notes Payable
     -------------

     As of December 31, 2000, the Trust had borrowed $2,231,873 of funds under a two-year warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $7,000,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is at LIBOR (London Interbank Offered Rate for U.S. dollar deposits) plus 2.00% (8.68% at December 31, 2000) and is payable monthly. Maturity date for this line of credit is September 26, 2002.

         As of December 31, 2000 and 1999, the Trust had borrowed $1,505,638 and $904,750, respectively of funds under another warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $2,250,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is the applicable prime rate (9.5% as of December 31, 2000) and is payable monthly. Maturity date for this line of credit was November 1, 2000. The Trust extended the maturity of the line of credit to April 15, 2002.

                                      F14

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

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

     The Manager is entitled to a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $180,156, $149,146, and $143,484 for the year ended December 31, 2000, 1999, and 1998, respectively.

     Also, the Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. For the years ended December 31, 2000, 1999, and 1998 the Trust paid a loan servicing fee of $77,680, $72,313, and $63,020 to the Manager, respectively. As of December 31, 2000 and 1999, respectively, the Trust capitalized $197,131 and $163,635 of loan origination fees.

     During 1999, the Trust advanced $22,500 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as an addition to the $225,000 note receivable from Equity 1-2-3. The note bore interest at 15 percent per annum and interest is payable quarterly. The Trust wrote off the note receivable and the advance and Equity 1-2-3 terminated operations in 1999.

     On occasions the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2000, the Trust had a receivable of $10,773 from CRF, and a payable of $52,963 to the Manager. As of December 31, 1999, the Trust had a receivable of $331,889 from Sierra Capital Acceptance, a receivable of $769,184 from CAFC, a receivable of $1,991 from the Manager, a receivable of $21,990 from Equity 1-2-3, a payable of $1,248 to holdback account, and a payable of $486,315 to CRF. These accounts are netted on the balance sheet and shown as Due To Affiliates in the amount of $42,190 as of December 31, 2000 and as Due From Affiliates of $637,491 as of December 31, 1999. No interest is charged on these inter-company accounts.

     As described in Note 5, the Trust advanced $3,189,317 of funds under lines of credit to related parties and earned interest of $312,367 on such financing for the year ended December 31, 1999. For the year ended December 31, 2000, the Trust advanced $4,744,674 of funds under warehouse lines of credit to related parties and earned interest of $486,030 on such financing.

     Equity 1-2-3 and Sierra Capital Acceptance, divisions of Sierra Capital Funding LLC, were partially owned by officers of the Trust and their affiliated entities. As previously mentioned, Equity 1-2-3 and SCA ceased operations and were liquidated in 1999 and 2000, respectively.

                                      F15

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

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

     Preferred Shareholders are entitled to receive all liquidating distributions until they have received an amount equal to their aggregate adjusted net capital contribution. Thereafter, Common Shareholders are entitled to all liquidation distributions until the aggregate adjusted net capital contributions of all Common Shares has been reduced to zero. Any subsequent liquidating distributions will be allocated among Common Shareholders and Preferred Shareholders pro rata.

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

     One Shareholder Warrant was issued for every 10 Common Shares purchased. Each Shareholder Warrant entitles the holder to purchase one Common Share. The exercise price for each Shareholder Warrant is $5.60, which may be exercised during the 25th through the 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of shares which may be purchased upon the exercise of the Warrants will be adjusted should certain events occur (i.e. stock dividends, split-ups, combinations and reclassifications). Provision is also made to protect against dilution in the event of a merger, consolidation or disposition of all or substantially all of the Trust's assets. Warrant holders do not have the rights of a shareholder and they are not entitled to participate in a distribution of the Trust's assets in a liquidation, dissolution or

                                      F16

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000

12.  Preferred, common and treasury stock (continued):
     -------------------------------------------------

     winding up of the Trust, unless the Warrants have been exercised. The Trust may refuse to allow the exercise of a Warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code.

     The 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, provides options for the purchase of a total of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date generally two
     (2) to six (6) months after the date of the grant. The initial options for the purchase of 75,000 Common Shares were granted September 22, 1998 with an exercise price of $8.00 per share. Options for the purchase of 75,000 of Common Shares were granted April 1, 1999 with an exercise price of $4.50 per share. On February 2, 2000, options for the purchase of 104,512 shares were granted with an exercise price of $3.00 per share. On August 3, 2000, the initial award of options for the purchase of 75,000 shares at an exercise price of $8.00 per share was cancelled. No options have been exercised as of the date of this report.

     During 1998, the Trust purchased 9,526 preferred shares as treasury stock. The purchase was recorded at cost and as a reduction to preferred stock.

     During 2000, the Trust purchased 81,479 common shares as treasury stock. The purchase was recorded at cost and as a reduction to common stock.

     The Board of Directors authorized in December 2000 to repurchase an additional $150,000 in Common Shares as part of its Stock Repurchase Plan.

     On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for
     3) reverse stock split or consolidation of its Common and Preferred Shares which will become effective at the close of business on May 11, 2001. Upon effectiveness of the consolidation-reverse split on May 11, 2001, one (1) new Common Share and one (1) new Series "A" Preferred Share will be exchanged for each three (3) outstanding Common and Preferred Share, respectively, and there will be approximately 494,914 issued and outstanding Common Shares (the December 31, 2000 Common treasury share balance will provide 27,160 post-split Common treasury shares) and approximately 213,761 issued and outstanding Preferred Shares (the December 31, 2000 Preferred treasury share balance will provide 3,176 post-split Preferred treasury shares) each with $.01 par value. The price of the Common Shares on the American Stock Exchange ("AMEX") will initially be increased to three (3) times the closing price of such shares on the AMEX on May 11, 2001 and the Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share will be increased to $26.51 per share, three (3) times the existing Adjusted Net Capital Contribution of each such Preferred Share ($8.83) as of March 31, 2001. The authorized capital of the Trust will remain unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares being authorized. The Reverse-Split was approved by the Trust's Board to enable shareholders to take advantage of margin purchases and more favorable bid-ask spreads to lower transaction costs and to facilitate a market price above $5.00 per share, which may enable the Common Shares to obtain institutional interest which is otherwise generally unavailable for shares trading below $5.00 per share.

                                      F17

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
               For the three-year period ended December 31, 2000


13.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share.

                                               Year Ended       Year Ended      Year Ended
                                               December 31,    December 31,    December 31,
                                               ------------    -------------   -----------
                                                  1998            1999            2000
                                                  ----            ----            ----
Numerator:
Net income                                     $1,003,706      $  450,605      $  515,023
Preferred dividends attributable
      to income                                   592,534         450,605         515,023
                                               ----------      ----------      ----------
Numerator for basic and diluted
     Earnings per share-income
available to common stockholders               $  411,172      $     --        $     --
                                               ==========      ==========      ==========
Denominator:
     Basic weighted average shares              1,171,733       1,484,700       1,457,433
     Effect of dilutive warrants                   35,153         341,114            --
                                               ----------      ----------      ----------
     Diluted weighted average shares            1,206,886       1,825,854       1,457,433
                                               ==========      ==========      ==========

Basic earnings per common share                $    0.351      $               $
                                               ==========      ==========      ==========
Diluted earnings  per common share             $    0.341      $     --        $     --
                                               ==========      ==========      ==========

                                      F18