Form 10-Q
period 2001-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2001-05-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

          (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

             (Exact name of registrant as specified in its charter)

           Delaware                                    94-3240473
-------------------------------           -------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   50 California Street
   Suite 2020
   San Francisco, California                                     94111
---------------------------------------                    -------------------
(Address of principal executive office)                       (zip code)

                                 (415) 288-9575
                                 --------------
              (Registrant"s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No _X_


As of May 14, 2001, the registrant's common shares closed at $12.50 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $5,066,988. At that date approximately 405,359 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                       (unaudited)       (audited)
                                                                     March 31, 2001  December 31, 2000
                                                                     --------------  -----------------
ASSETS
Cash and cash equivalents                                            $    877,156    $    368,241
Restricted cash                                                           243,090         654,084
Accounts receivable                                                       205,691         293,592
Due from affiliates                                                        56,838            --
Notes receivable:
     Warehouse lines of credit to related parties                       6,750,169       4,744,674
     Mortgage notes receivable                                         11,563,125      11,906,589
     Allowance for loan losses                                           (108,854)        (80,000)
                                                                     ------------    ------------
          Net receivable                                               18,204,440      16,571,263
Real estate owned                                                         426,377         530,000
Investments in affiliates                                                 671,962         603,459
Origination costs (net)                                                   197,131         197,131
Prepaid items (net)                                                        86,637          81,562
                                                                     ------------    ------------
Total assets                                                         $ 20,969,322    $ 19,299,332
                                                                     ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
     Mortgage note holdbacks                                         $    243,090    $    654,084
     Loan payable                                                       5,864,062       3,737,511
     Due to affiliates                                                       --            42,190
     Other liabilities                                                    189,192         155,383
                                                                     ------------    ------------
Total liabilities                                                       6,296,344       4,589,168
                                                                     ------------    ------------
Stockholders' Equity
      Preferred stock, $.01 par value per share;                            6,413           6,413
      675,000 shares authorized; 641,283 shares
      issued and outstanding
      Additional paid in capital -preferred stock                       5,664,848       5,664,848
      Less: treasury shares, 9,526 preferred at cost                      (86,944)        (86,944)

      Common stock, $.01 par value; 5,000,000 shares                       14,847          14,847
      authorized ; 1,484,740 shares issued and outstanding
      Additional paid in capital - common stock                         9,362,043       9,361,000
      Less: treasury shares, 81,479  common at cost (2000)                   --          (250,000)
      Less: treasury shares, 92,479  common at cost (2001)               (288,229)           --
                                                                     ------------    ------------
Total stockholders' equity                                             14,672,978      14,710,164
                                                                     ------------    ------------

Total liabilities and stockholders' equity                           $ 20,969,322    $ 19,299,332
                                                                     ============    ============

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                     2001          2000
                                                     ----          ----
REVENUES
     Interest income                            $   410,896   $   420,190
     Interest income from affiliates                132,093        88,848
     Investment income from affiliates               68,503       (59,300)
     Other income                                    13,610           425
                                                -----------   -----------
         Total revenues                             625,102       450,163
                                                -----------   -----------
EXPENSES
     Loan servicing fees to related party            99,912        76,402
     Management fees to related party                57,956        38,156
     Interest expense                               102,032        32,288
     Provision for loan losses                       28,854        17,500
     Operating expenses of real estate owned          5,709        13,820
     Taxes                                            4,600         8,200
     General and administrative                      61,548        37,781
                                                -----------   -----------
           Total expenses                           360,611       224,147
                                                -----------   -----------
INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED                                        264,491       226,016
     Gain (loss) on real estate owned                  --          (5,024)
                                                -----------   -----------
NET INCOME                                      $   264,491   $   220,992
                                                ===========   ===========

PREFERRED DIVIDENDS                             $   144,172   $   150,039

BASIC EARNINGS PER  COMMON SHARE                $     0.086   $     0.047

DILUTED EARNINGS PER  COMMON SHARE              $     0.076   $     0.047

AVERAGE COMMON SHARES
     OUTSTANDING - BASIC EARNINGS PER SHARE       1,397,761     1,484,740

AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED EARNINGS PER SHARE     1,575,761     1,484,740

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      2001          2000
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                $   264,491    $   220,992
      Adjustments to reconcile net income to net cash
        Amortization/(increased) prepaid expenses                    (5,075)         5,000
        Gain (loss) on real estate owned                               --           (5,024)
        (Increase) decrease in  accounts receivable                  87,901         (1,605)
        Provisions for loan loss                                     28,854         17,500
        Increase (decrease) in due to/from affiliates               (99,028)       149,269
        Increase (decrease) in other liabilities                     33,809         23,666
                                                                -----------    -----------
          Net cash provided by (used in) operating activities       310,952        409,798
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                        410,994        103,106
      Increase (decrease) in mortgage note holdbacks               (410,994)      (103,106)
      Increase (decrease) in origination costs                         --             --
      (Increase) decrease in warehouse lines of credit           (2,005,495)       302,153
      (Increase) in investments                                     (68,503)        59,300
      Increase in related party note receivable                        --             --
      Investments in mortgage notes receivable                   (2,801,755)    (2,470,210)
      Repayments of mortgage notes receivable                     3,145,219      1,942,500
      Net proceeds from sale of real estate owned                   108,250        449,485
      Capital costs of foreclosed property                           (4,626)          --
                                                                -----------    -----------
        Net cash provided by (used in) investing                 (1,626,910)       283,228
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increased (decreased) borrowings                            2,126,551           --
      Redemption of shares                                          (38,229)          --
      Preferred dividends paid                                     (144,172)      (150,039)
      Common dividends paid                                        (119,277)      (126,203)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities       1,824,873       (276,242)
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     508,915        416,784
CASH AT BEGINNING OF PERIOD                                         368,241         41,939
                                                                -----------    -----------

CASH AT END OF PERIOD                                           $   877,156    $   458,723
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                          86,830    $    32,288
      Taxes paid                                                      1,600    $       800

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                For the three-month period ended March 31, 2001

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 filed pursuant to 15d-2 on Form 10-K with the Securities and Exchange Commission.

      The unaudited interim financial statements for the three months ended March 31, 2001 and March 31, 2000 represent the financial statements of the Trust.

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                For the three-month period ended March 31, 2001

      Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses from receivables at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans. As of March 31, 2001 and December 31, 2000 the loan loss reserves were $108,854 and $80,000, respectively.

      Investments. During 2000 the Trust held an investment in Sierra Capital Acceptance ("SCA"), a division of Sierra Capital Funding, LLC ("SCF"), a Delaware Limited Liability Company which originated and sold residential mortgages. SCA operated as a separate operating division of SCF. The

      Trust's investment received a 15% preferential interest distribution per annum. Sierra Capital Services, Inc., a related party, owned 99% of the common shares of the Sierra Division of SCF and maintained voting control. SCA ceased operations during 2000.

      The Trust holds an investment in Capital Alliance Funding Corporation ("CAFC") that orginates and sells residential mortgage loans. The Trust owns 100% of the outstanding non-voting preferred shares of CAFC with a 99% equity interest.

      Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust will not be subject to federal corporate income taxes, if the Trust distributes at least 90% (95% in 2000) of its taxable income to its shareholders. To qualify as a REIT, the trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trusts organization, sources of income, nature of assets, and distribution of assets to shareholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements and certain asset tests at the close of each quarter of its taxable year.

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

      For the three-month period ended March 31, 2001, the distributions per preferred and common share are allocated 100% as ordinary income for tax purposes. For the period ended March 31, 2000, the distributions per preferred and common share are allocated 100% as ordinary income for tax purposes.

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                For the three-month period ended March 31, 2001

      Origination costs. Origination costs relating to mortgage notes receivable are deferred and recognized as an adjustment to yield over the term of the notes.

      Real estate owned. Real estate owned results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. At this time senior debt to which the asset is subject is reported as mortgage payable. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate held for sale. Income and expenses related to real estate owned are recorded as other income, interest expense of real estate owned and as operating expenses of real estate owned on the Statements of Operations.

4.    Restricted cash and mortgage note holdbacks.
      -------------------------------------------

      Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of March 31, 2001 and December 31, 2000, mortgage note holdbacks from the consummation of mortgage loans made amounted to $243,090 and $654,084 respectively.

5.    Mortgage notes receivable.
      -------------------------

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

      As of March 31, 2001 and December 31, 2000 the Trust held no mortgage notes payable.

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                For the three-month period ended March 31, 2001

      The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $57,956 and $38,156 for the three months ended March 31, 2001 and March 31, 2000, respectively.

      The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. The Trust paid the Manager a loan origination and servicing fee of $99,912 and $76,402 for the three months ended March 31, 2001 and March 31, 2000, respectively.

      As described in Note 3, the Trust held an investment in Sierra Capital Funding and received a 15% return per annum. For the three months ended March 31, 2000 the interest was deferred.

      As described in Note 3, the Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation. For the three months ended March 31, 2001 and March 31, 2000 the Trust was allocated a gain of $68,503 and a loss of $59,300, respectively.

9.    Preferred stock and common stock.
      --------------------------------

      The Preferred Shares are entitled to a distribution preference in an amount equal to an annualized return on the Aggregate Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month) equal to the lesser of 10.25% or 150 basis points over the Prime Rate (determined on a not less than quarterly basis).

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                For the three-month period ended March 31, 2001

      One Shareholder Warrant was issued for every ten Common Shares purchased in the Trust's initial public offering. Each shareholder Warrant entitled the holder to purchase one Common Share. The exercise price for each Shareholder warrant was $5.60, which may be exercised during the 25th through 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of which may be purchased upon exercise of the Warrants will be adjusted should certain events occur (i.e., stock dividends, split-ups, combinations, and reclassifications). Provision was also made to protect against dilution in the event of a merger, consolidation, or disposition of all or substantially all of the Trust"s assets. Warrant holders did not have the rights of a shareholder and they were not entitled to participate in a distribution of the Trust"s assets in a liquidation, dissolution, or winding up of the Trust, unless the Warrants were exercised. The Trust could refuse to allow the exercise of a warrant if the effect of such exercise would disqualify the Trust as a REIT under the Internal Revenue Code. On April 28, 2001 all issued Warrants expired unexercised.

      During 1998, the Trust purchased 9,526 preferred shares as treasury stock. The purchase was recorded at cost.

      During 2000, the Trust adopted a Stock Repurchase Plan and authorized the purchase of $250,000 of Common Stock. The Board of Directors authorized in December 2000 to repurchase an additional $150,000 in Common Shares as part of its Stock Repurchase Plan. During 2000 the Trust purchased 81,479 Common Shares as treasury stock. During the first three months of 2001, the Trust purchased 11,000 Common Shares as Treasury Stock. The purchase was recorded at cost.

      On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for 3) reverse stock split or consolidation of its Common and Preferred Shares which will become effective at the close of business on May 11, 2001. Upon the effectiveness of the consolidation-reverse split on May 11, 2001, one (1) new Common Share and one (1) new Series "A" Preferred Share was exchanged for each three (3) outstanding Common and Preferred Share, respectively, to provide approximately 494,913 issued and outstanding Common Shares (the March 31, 2001 Common Treasury Share balance will provide 30,827 post-split Common treasury shares) and approximately 213,761 issued and outstanding Preferred Shares (the December 31, 2000 Preferred Treasury Share balance will provide 3,176 post-split Preferred Treasury Shares) each with $.01 par value. The price of the Common Shares closed at $12.50 per share on May 14, 2001 and the Aggregate Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share increased to $26.51 per share, three (3) times the prior Aggregate Adjusted Net Capital Contribution of each such Preferred Share ($8.83) as of March 31, 2001. The authorized capital of the Trust will remain unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares being authorized. The Reverse-Split was approved by the Trust's Board to enable shareholders to take advantage of margin purchases and more favorable bid-ask spreads to lower transaction costs and to facilitate a market price above $5.00 per share, which may enable the Common Shares to obtain institutional interest which is otherwise generally unavailable for shares trading below $5.00 per share.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                For the three-month period ended March 31, 2001


      10.  Earnings per share.
           ------------------

      The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                                Quarter Ended       Quarter Ended
                                                March 31, 2000      March 31, 2001
                                                --------------      --------------
Numerator:
          Net income                              $  220,992          $  264,491
          Less: Preferred Dividend                $  150,039          $  144,172
                                                  ----------          ----------

Numerator for basic and diluted
earnings per share                                $   70,953          $  120,319
                                                  ----------          ----------

Denominator:
          Basic weighted average shares            1,484,740           1,397,761
          Effect of common repurchases                     0               5,500
          Effect of dilutive warrants                      0             172,500
                                                  ----------          ----------
          Diluted weighted average shares          1,484,740           1,575,761
                                                  ----------          ----------
Basic earnings per common share                   $    0.047          $    0.086
                                                  ----------          ----------
Diluted earnings per common share                 $    0.047          $    0.076
                                                  ----------          ----------

                                     PART I
                                     ITEM 2.

                     MANAGEMENT"S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                     MANAGEMENT"S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust") dated herein were prepared from the unaudited books and ledgers of the Trust.

General

      Recent Trends. The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B/C credit-rated home equity loans secured by deeds of trust. In general, B and C credit-rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit-rated home equity loans. Home equity loans rated A-, B/C tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality.

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

      Commitments and Contingencies. As of March 31, 2001, the Trust"s loan portfolio included 84 loans totaling $11,563,125 of which 10 loans totaling $1,073,638 representing 9.3% of the loan portfolio were delinquent over 60 days. There were 9 delinquent loans which were in the process of foreclosure at March 31, 2001. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $108,854, if it is necessary to foreclose upon the mortgage loans. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2001 and March 31, 2000.

Results of Operations

      The historical information presented herein is not necessarily indicative of future operations.

      Three months ended March 31, 2001 and 2000. Revenues for the first quarter increased to $625,102 as compared to $450,163 for the same period in the prior year. The increase in revenue, during the first three months of 2000 was primarily due to CAFC's improved operating results of $127,803 and increased interest income from affiliates of $43,245.

      Expenses for the first quarter 2001 increased to $360,611 as compared to $224,147 for the same period in the prior year. The increased expenses during the first three months of 2001 were primarily due to $69,744 of increased interest expense and $43,310 of increased advisory fees paid to the Manager.

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

 Liquidity and Capital Resources

      The liquidity of the Trust will be based upon the need to fund investments in mortgage loans, the repayment of existing mortgage loans, the sale of foreclosed properties, and the continued availability of warehouse financing.

      Net cash provided by operating activities during the three months ended March 31, 2001 and 2000 was $310,952 and $409,798, respectively.

      Net cash provided by (used in) investing activities for the three months ended March 31, 2001 and 2000 was ($1,626,910) and $283,228, respectively. The increased use of cash in 2001 compared to the prior period is primarily due to a $2,005,495 increase in warehouse lines of credit to affiliates.

      Net cash provided by financing activities during the three months ended March 31, 2001 and 2000 was $1,824,873 and ($276,242), respectively. The 2001 results are reduced by $263,449 for the payment of dividends and increased by borrowings of $2,126,551. The 2000 results are from the payment of dividends.

      The Trust has two warehouse lines of credit for $7,000,000 and $2,250,000 with two different lenders. During February 2001 CAFC elected to terminate a $2,000,000 warehouse line of credit which was guaranteed by the Trust. CAFC had secured a more favorably priced warehouse line of credit for $5,000,000 in September 2000. The Trust has also extended a warehouse line of credit to CAFC and the Mortgage Division of CAlliance Realty Fund, LLC ("CRF"). Management believes that cash flow from operations, the proceeds of loan repayments plus the establishment of the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust"s businesses for the next twelve months.

                                     PART II

                                OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

                  The trust is not involved in any legal proceedings at this time.

ITEM 2            CHANGES IN SECURITIES

                  During the first quarterly period ending March 31, 2001, the Trust purchased 11,000 common shares.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5            OTHER INFORMATION

                  Press Release, Exhibit "A" attached hereto and incorporated herein, regarding declaration of second quarterly dividend and improved operating results.

                  Press Release, Exhibit "B" attached hereto and incorporated herein, regarding election of Donald R. Looper to Board of Directors.

                  Subsequent to the end of the first quarter of 2001, Sutter Opportunity Fund 2, LLC ("Sutter") on April 9, 2001 initiated a partial tender offer for up to 20% of the Trust's common shares at $4.50 per share (less distributions declared or paid). The Trust's Board recommended to its shareholders that Sutter's tender offer was inadequate and not in the shareholders best interests and that the shareholders reject the offer.

                  Effective at the close of business on May 11, 2001, the previously approved 1-for-3 reverse stock split for the Trust's common and preferred shares will be effective for shareholders of record on that date.

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


                                     CAPITAL ALLIANCE INCOME TRUST LTD.,
                                     A Real Estate Investment Trust


Dated:   May 15, 2001                By:   /s/ Thomas B. Swartz
                                           ------------------------------------
                                           Thomas B. Swartz,
                                           Chairman and Chief Executive Officer


Dated:   May 15, 2001                By:   /s/ Richard J. Wrensen
                                           ------------------------------------
                                           Richard J. Wrensen,
                                           Executive Vice President and
                                           Chief Financial Officer

                                   EXHIBIT "A"

                  CAPITAL ALLIANCE INCOME TRUST LTD. ANNOUNCES
         IMPROVED OPERATING RESULTS FOR YEAR 2000 AND FIRST QUARTER 2001
                  AND COMPLETION OF 1 FOR 3 REVERSE STOCK SPLIT

Press Release

SAN FRANCISCO --(BUSINESS WIRE)--March 14, 2001--Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA- news), a specialty residential finance company, announced earnings, as reflected in its Form 10-K filed with the SEC, of $515,023 for the year 2000 as compared to earnings of $450,605 for the year 1999. CAIT also reported increased earnings (unaudited) for the first quarter of 2001 of $264,491, which compare favorably to quarterly earnings of $155,809 and $65,940 for the fourth and third quarters of 2000, respectively.

Thomas B. Swartz, Chairman and CEO of CAIT, noted that "management was pleased to see the continuing incremental improvement in earnings for the last three quarters since they reflect the benefit of CAIT"s re-emphasis of its portfolio lending operations, reduced interest costs, and improved profitability in its portfolio operations as well as in its mortgage banking subsidiary." He also observed that the improvement in CAIT"s earnings appeared to be continuing into the second quarter of 2001.

Richard J. Wrensen, CAIT's CFO also indicated that the previously announced 1-for-3 reverse stock split of CAIT"s common and preferred shares became effective at the close of business on Friday, May 11, 2001 for shareholders of record on that date. CAIT's share price should initially triple as a result of the reverse stock split. There will be a mandatory exchange of certificates and fractional shares will be rounded up to the nearest higher whole share. Mr. Wrensen also noted that shareholder value should be enhanced not only by CAIT's improving earnings but also by the reverse split, since margin financing should be available to investors, investors should be able to obtain narrower bid and ask spreads and reduced transaction costs should be available on future trades in CAIT stock. CAIT's stock will also then be eligible for investment by institutional investors who don't usually invest in stocks priced under $5.00.

CAIT is a specialty residential mortgage lender which invests in high-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located in California and other western states. It also originates non-conforming and conforming loans for sale to investors and Freddie Mac on a whole loan basis for cash through its subsidiary, Capital Alliance Funding Corporation.

Certain oral and written statements of management of CAIT included in the press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they may be subject to a variety of risks and contingencies.
--------------------

Contact:     Capital Alliance Income Trust Ltd.
             Richard J. Wrensen, CFO, 415/288-9575

                                   EXHIBIT "B"

                CAPITAL ALLIANCE INCOME TRUST ANNOUNCES ELECTION
                  OF DONALD R. LOOPER TO ITS BOARD OF DIRECTORS

SAN FRANCISCO--(BUSINESS WIRE)-- March 26, 2001--Capital Alliance Income Trust Ltd. ("CAIT"), (AMEX: CAA - news), a non-conforming --- ---- specialty residential finance company, announced that its Board has elected Donald R. Looper of Houston, Texas to its Board of Directors. Mr. Looper will also serve as an independent director on the Board's Audit Committee.

Mr. Looper, 48, is Senior Partner of the Houston-based law firm of Looper, Reed, & McGraw. He graduated, with honors, from the University of Texas with a Bachelor of Arts degree (1974); received a Master of Professional Accounting degree (specialization in Tax Accounting) (1976) from the University of Texas and a J.D. degree in Law from the University of Houston (1979). Mr. Looper's legal practice has involved the representation of both public and privately-owned corporations and the complex structuring of substantial financings involving mortgage financings of real estate and international business transactions.

Thomas B. Swartz, Chairman and CEO of CAIT, stated that Mr. Looper brings a keen business and accounting, as well as legal, mind to CAIT's Board - not to mention an enjoyable personality - and will contribute his valuable legal, accounting and tax expertise to the Board and its Audit Committee as an independent Director, thus strengthening the independence and effectiveness of CAIT's audit committee.

With Mr. Looper's addition to CAIT's Board and Audit Committee, CAIT has completed all of the requirements for compliance with the new audit committee structure and membership requirements of the American Stock Exchange.

CAIT is a specialty residential mortgage lender which invests in high-yielding, non-conforming and conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates non-conforming and conforming loans for sale to investors, including Freddie Mac, on a whole loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.
--------------------

Contact:      Capital Alliance Income Trust Ltd.
              Thomas B. Swartz, Chairman, 415/288-9575