Form 10-Q
period 2001-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2001-08-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

    (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended June 30, 2001

                        Commission File Number: 333-11625
                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           94-3240473
--------------------------------                          ----------------------
(State or other Jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)

      50 California Street
      Suite 2020
      San Francisco, California                                       94111
---------------------------------------                         ----------------
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

As of July 31, 2001, the registrant's common shares closed at $13.02 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $5,159,826. At that date approximately 396,300 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                     PART I
                                     ITEM 1.

                              FINANCIAL STATEMENTS
                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                             (Unaudited)        (Audited)
                                                                            June 30, 2001   December 31, 2000
                                                                            -------------   -----------------
ASSETS
     Cash and cash equivalents                                              $    789,887    $    368,241
     Restricted cash                                                             785,740         654,084
     Accounts receivable                                                         274,122         293,592
     Notes receivable:
        Warehouse lines of credit to related parties                           6,724,835       4,744,674
        Mortgage notes recievable                                             12,154,804      11,906,589
        Allowance for loan losses                                                (82,241)        (80,000)
                                                                            ------------    ------------
           Net Receivable                                                     18,797,398      16,571,263
     Real estate owned                                                           426,058         530,000
     Investments in affiliates                                                   829,052         603,459
     Origination costs  (net)                                                    197,131         197,131
     Prepaid items (net)                                                          61,904          81,562
                                                                            ------------    ------------

     Total assets                                                           $ 22,161,292    $ 19,299,332
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities
          Mortgage note holdbacks                                           $    785,740    $    654,084
          Loans payable                                                        5,993,903       3,737,511
          Due to affiliates                                                      535,425          42,190
          Other liabilities                                                      245,546         155,383
                                                                            ------------    ------------
     Total liabilities                                                         7,560,614       4,589,168
                                                                            ------------    ------------

     Stockholders' Equity
          Preferred stock, $.01 par value; 675,000 shares authorized;              2,138           6,413
            641,283 shares issued and outstanding at December 31, 2000;
            213,761 shares issued and outstanding at June 30, 2001
          Additional paid in capital - preferred stock                         5,669,123       5,664,848
          Less: 9,526 preferred shares held in treasury at cost (2000)              --           (86,944)
          Less: 3,188 preferred shares held in treasury at cost (2001)           (86,944)           --

          Common stock, $.01 par value; 5,000,000 shares authorized;               4,949          14,847
            1,484,740 shares issued and outstanding at December 31, 2000;
            494,913 shares issued and outstanding at June 30, 2001
          Additional paid in capital - common stock                            9,372,206       9,361,000
          Less: 81,479 common shares held in treasury at cost (2000)                --          (250,000)
          Less: 36,425 common shares held in treasury at cost (2001)            (360,794)           --
                                                                            ------------    ------------

     Total stockholders' equity                                               14,600,678      14,710,164
                                                                            ------------    ------------

     Total liabilities and stockholders' equity                             $ 22,161,292    $ 19,299,332
                                                                            ============    ============

                 See accompanying notes to financial statement.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                           June 30,                     June 30,
                                                      2001          2000           2001          2000
                                                      ----          ----           ----          ----
REVENUES
        Interest income                              420,753   $   385,760        831,650   $   805,950
        Interest income from affiliates              119,757       123,344        251,850       212,192
        Investment income from affiliates            126,872      (189,208)       195,375      (248,508)
        Other income                                   4,802         3,872         18,412         4,297
                                                 -----------   -----------    -----------   -----------
            Total revenues                           672,184       323,768      1,297,287       773,931
                                                 -----------   -----------    -----------   -----------

EXPENSES
        Loan servicing fees to related parties       100,235        76,022        200,147       152,424
        Management fees to related parties            56,994        37,500        114,950        75,656
        Interest expense                              94,265        77,866        196,297       110,154
        Provision for loan losses                     46,718        18,000         75,572        35,500
        Operating expenses of REO                      4,172        (3,084)         9,882        10,736
        Taxes                                          7,065         4,500         11,665        12,700
        General and administrative                   110,758        44,902        172,305        82,683
                                                 -----------   -----------    -----------   -----------
              Total expenses                         420,207       255,706        780,818       479,853
                                                 -----------   -----------    -----------   -----------

Income Before Gain (Loss) on REO                     251,977   $    68,062        516,469   $   294,078
        Gain (Loss) on Real Estate Owned                --           2,500           --          (2,524)
                                                 -----------   -----------    -----------   -----------

NET INCOME                                       $   251,977   $    70,562    $   516,469   $   291,554
                                                 ===========   ===========    ===========   ===========

PREFERRED DIVIDENDS                              $   133,362   $   153,793    $   277,534   $   303,834

COMMON DIVIDEND PER  SHARE                       $     0.255   $     0.255    $      0.51   $      0.51
                                                 ===========   ===========    ===========   ===========

BASIC EARNINGS PER
        COMMON SHARE                             $      0.26   $     (0.06)   $      0.52   $     (0.01)
                                                 ===========   ===========    ===========   ===========

DILUTED EARNINGS PER
        COMMON SHARE                             $      0.23   $     (0.06)   $      0.48   $     (0.01)
                                                 ===========   ===========    ===========   ===========

WEIGHTED AVERAGE COMMON
        SHARES - BASIC EARNINGS                      459,931     1,484,692        462,925     1,484,716

WEIGHTED AVERAGE COMMON
        SHARES - DILUTED EARNINGS                    512,637     1,484,740        499,033     1,484,740

  * The 2001 presentation fully reflects the May 11, 2001 reverse stock split.

                 See notes to accompanying financial statemens.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                      2001          2000
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                $   516,469    $   291,554
      Adjustments to reconcile net income to net cash:
        Amortization - prepaid expenses                              45,853          8,750
        Gain (loss) on real estate owned                               --            2,500
        (Increase) decrease in  accounts receivable                  19,470         12,190
        (Increase) decrease in prepaid items                        (25,568)          --
        Provision for loan loss                                      75,572         35,500
        Increase (decrease) in due to / due from affiliates         493,235        (79,791)
        Increase (decrease) in other liabilities                     90,163        731,986
                                                                -----------    -----------
          Net cash provided by (used in) operating activities     1,215,194      1,002,689
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                       (131,656)        (4,607)
      Increase (decrease) in mortgage note holdbacks                131,656          4,607
      Increase (decrease) in origination costs                         --             --
      (Increase) decrease in warehouse lines of credit           (1,980,161)      (417,202)
      (Increase) in investments                                    (225,593)        82,508
      (Increase) in related party note receivable                      --             --
      Investments in mortgage notes receivable                   (6,767,785)    (4,617,043)
      Repayments of mortgage notes receivable                     6,445,604      4,123,670
      Net proceeds from sale of real estate owned                   108,250        449,485
      Capital costs of foreclosed property                           (4,308)    (1,427,160)
                                                                -----------    -----------
        Net cash provided by (used in) investing                 (2,423,993)    (1,805,742)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in loans payable                        2,256,392      2,246,055
      Redemption of shares                                         (110,794)        (5,050)
      Preferred dividends paid                                     (277,534)      (303,834)
      Common dividends paid                                        (237,619)      (252,406)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities       1,630,445      1,684,765
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     421,646        881,712
CASH AT BEGINNING OF PERIOD                                         368,241         41,939
                                                                -----------    -----------

CASH AT END OF PERIOD                                           $   789,887    $   923,651
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                     $   173,170    $   110,154
      Taxes paid                                                $     3,665    $       800
      Contribution to affiliate (note 11)                       $    30,219    $   100,000

                 See accompanying notes to financial statement.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)


1.     Organization
       ------------

       Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 as a mortgage investment trust which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. The Manager, Capital Alliance Advisors, Inc., (the "Manager") originates, services, and sells the Trust's loans.

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

       The unaudited interim financial statements for the six months ended June 30, 2001 and June 30, 2000 represent the financial statements of the Trust.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)


       which results in a concentration of credit risk. The value of the portfolio may be affected by changes in the economy or other conditions of the geographic area.

       Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of June 30, 2001 and June 30, 2000, the loan loss reserves were $82,241 and $35,500, respectively.

       Investments. The Trust has an investment in Capital Alliance Funding Corporation which is accounted for under the equity method of accounting and further described in Note 11.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)

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

       Reclassifications. Certain 2000 amounts have been reclassified to conform with 2001 classifications. Such reclassifications had no effect on reported net income.

4.     Restricted cash and mortgage note holdbacks
       -------------------------------------------

       Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of June 30, 2001 and December 31, 2000 mortgage note holdbacks amounted to $785,740 and $654,084, respectively.

5.     Mortgage notes receivable
       -------------------------

       Mortgage notes receivable represent home equity loans secured by residential real estate. At the time of origination, all loans have a combined loan-to-value of not more than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

       Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is due as a balloon payment at loan maturity.

6.     Accounts receivable
       -------------------

       Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers.

7.     Notes payable
       -------------

       As of June 30, 2001 and December 31, 2000, the Trust had borrowed $5,897,653 and $2,231,873 under a two-year warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $7,000,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is at LIBOR (London Interbank Offered Rate for U.S. dollar deposits) plus 2.00% (5.92% at June 30, 2001) and is payable monthly. Maturity date for this line of credit is September 26, 2002.
                                        7

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)

       As of June 30, 2001 and December 31, 2000, the Trust had borrowed $96,250 and $1,505,638, respectively under another warehouse line of credit. the Trust receives advances under the agreement up to a maximum of $2,250,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is the applicable prime rate plus .50% (7.25% as of June 30, 2001) and is payable monthly. Maturity date for this line of credit is April 15, 2002.

       As of June 30, 2001, the Trust has borrowed at 5% per annum an unsecured $535,425 demand note payable to CAlliance Realty Fund, LLC, a related party, with interest payable monthly. As of June 30, 2000, the Trust held an 11.25% notes payable (mortgage) of $900,805 due in 2027 with interest payable monthly encumbering its real estate owned.

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

       The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Asset") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The Trust paid the Manager a management fee of $114,950 and $75,656 for the six months ended June 30, 2001 and June 30, 2000, respectively.

       The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. The Trust paid the manager a loan origination and servicing fee of $200,147 and $152,424 for the six months ended June 30, 2001 and June 30, 2000, respectively.

       The Manager also receives incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of June 30, 2001 and June 30, 2000, no incentive compensation was paid.

       The Trust holds an investment in Capital Alliance Funding Corporation ("CAFC") that originates and sells residential mortgage loans. The Trust owns 100% of the outstanding non-voting preferred shares of CAFC with a 99% equity interest. For the six months ended June 30, 2001 and June 30, 2000, the Trust was allocated a gain of $195,375 and a loss of $248,508, respectively.

       The Trust entered into a loan purchase agreement on December 12, 1997 with ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2001 and December 31, 2000, the Trust advanced CAFC $6,724,835 and $3,501,940, respectively. Annual interest on this line of credit is equal to the interest rate of the mortgage loans pledged and is payable monthly.

       The Trust entered into a loan purchase agreement on January 1, 1998 with CAlliance Realty Mortgage Trust, which subsequently merged into the Mortgage Division of CAlliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2001 and December 31, 2000, the Trust advanced CRF $0 and $1,242,734 respectively. Annual interest on this line of credit is 12% and is payable monthly.

       The Trust held an investment in Sierra Capital Acceptance ("SCA"), a division of Sierra Capital Funding, LLC ("SCF"), a Delaware Limited Liability Company which originated and sold residential mortgages. SCA operated as a separate operating division of SCF. The Trust's investment received a 15% preferential interest distribution per annum. Sierra Capital Services, Inc., a related party, owned 99% of the common shares of the Sierra Division of SCF and maintained voting control. For the six months ended June 30, 2000, the interest was deferred. SCA ceased operations during 2000.

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

       The Preferred Shares, at the option of the Board of Directors, are redeemable by a Shareholder annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in their sole discretion deny, delay, postpone or consent to any or all requests for redemption. The Redemption amount to be paid for redemption of such Preferred Share is the Aggregate Adjusted Net Capital Contribution plus unpaid accrued dividends, divided by all Preferred Shares outstanding. A liquidation charge may be charged by the Trust in connection with a redemption.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)

       One Shareholder Warrant was originally issued for every ten Common Shares purchased. Each shareholder Warrant entitled the holder to purchase one Common Share. The exercise price for each Shareholder Warrant was $5.60 On April 28, 2001 all issued Warrants expired unexercised.

       During 2000 the Trust adopted a Stock Repurchase Plan and authorized the purchase of $250,000 of Common Stock. In December 2000 and June 2001 an additional $150,000 and an additional $180,000 was authorized as part of the Stock Repurchase Plan.

       During 2000 the Trust purchased 81,479 Common Shares as treasury stock. During the first quarter of 2001, the Trust purchased 11,000 Common Shares as Treasury Stock. During the second quarter of 2001, the Trust purchased 5,600 post-reverse stock split Common Shares. The purchases are recorded at cost.

       On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for 3) reverse stock split or consolidation of its Common and Preferred Shares which will become effective at the close of business on May 11, 2001. Upon the effectiveness of the consolidation-reverse split on May 11, 2001, one (1) new Common Share and one (1) new Series "A" Preferred Share was exchanged for each three (3) outstanding Common and Preferred Share, respectively, to provide approximately 494,913 issued and outstanding Common Shares. The Aggregate Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share increased to $26.51 per share, three (3) times the prior Aggregate Adjusted Net Capital Contribution of each such Preferred Share ($8.83) as of March 31, 2001. The authorized capital of the Trust will remain unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares being authorized. The Trust's Board approved the Reverese-Split to enable shareholders to take advantage of margin purchases and more favorable bid-ask spreads, to lower transaction costs and to facilitate a market price above $5.00 per share, which may enable the Common Shares to obtain institutional interest which is otherwise generally unavailable for shares trading below $5.00 per share.

       The 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, provides options for the purchase of a total of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and directors of the board are eligible recipients of the options. The options have a term of ten years with a first exercise date generally two (2) to six (6) months after the date of the grant. Options for the purchase of 68,875 of Common Shares were granted April 1, 1999 with an adjusted exercise price of $13.50 per new Common Share. On February 2, 2000, options for the purchase of 109,750 shares were granted with an adjusted exercise price of $9.00 per new Common Share. On February 8, 2001, options to purchase 68,875 shares were granted with an adjusted exercise

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)

        price of $9.06 per new Common Share. No options have been exercised as of the date of this report.

10.    Earnings per share
       ------------------

       The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                             Three months ended        Six months ended
                                               June 30, 2001            June 30, 2001
                                               -------------            -------------

     Numerator:
         Net income                              $251,977                 $516,469
         Less: Preferred Dividend                $133,362                 $277,534
                                                 --------                 --------

      Numerator for basic and diluted
      earnings per share                         $118,615                 $238,935

      Denominator:
         Basic weighted average shares            459,931                  462,925
         Effect of dilutive options                52,706                   36,108
                                                 --------                 --------
         Diluted weighted average shares          512,637                  499,033

      Basic earnings per common share                 .26                      .52
      Diluted earnings per common share               .23                      .48

11.   Investment in affiliates.
      ------------------------

      The Trust has a non-qualified REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"), to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all the Common Shares (1,000) of CAFC, which constitutes a 1% economic interest and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)


                      CAPITAL ALLIANCE FUNDING CORPORATION

                                     Three months ended         Six months ended
                                       June 30, 2001             June 30, 2001
                                       -------------             -------------

Revenue                                   $441,589                  $800,812
Expenses                                   313,432                   613,360
                                          --------                   --------
Net operating income                       128,157                   187,452
      Gain/(loss) sale of assets                 0                     9,900
                                          --------                  --------
Net Income (loss)                         $128,157                  $197,352
                                          --------                  --------

During the second quarter of 2001, the Trust contributed a $30,219 mortgage note receivable to Capital Alliance Funding Corporation. The transfer of the mortgage note receivable is a non- cash transaction that is not shown on the Trust's statements of cash flow.

                                     June 30, 2001              December 31, 2000
                                     -------------              -----------------

Total assets                           $10,327,993                  $6,385,152
                                       ===========                  ==========

Total liabilities                       $9,509,241                  $5,794,031

Total stockholder equity                  $818,692                    $591,121
                                       -----------                  ----------
Total liabilities and equity           $10,327,993                  $6,385,152
                                       ===========                  ==========

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

     Commitments and Contingencies. As of June 30 , 2001, the Trust's loan portfolio included 82 loans totaling $12,154,804 of which seven loans totaling $1,139,828 of the loan portfolio were delinquent over sixty days. There were three delinquent loans representing $395,481 of the portfolio were in the process of foreclosure at June 30, 2001. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $82,241, if it is necessary to foreclose upon the Mortgage loans. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 2001 and June 30, 2000.

Results of Operations

       The historical information presented herein is not necessarily indicative of future operations.

       Three months and six months ended June 30, 2001 and 2000. Revenues for the second quarter of 2001 increased to $672,184 as compared to $323,768 for the same period in the previous year. Revenues for six months of 2001 increased to $1,297,287 as compared to $773,931 for the same period of the previous year.

       The 2001 interest income and interest income from affiliates approximated the results for the quarter and six months, compared to the same period in the previous year. The increased revenue is primarily due to the improved operating results of Capital Alliance Funding Corporation.

       Expenses for the second quarter 2001 increased to $420,207 as compared to $255,706 for the same period in the previous year. Expenses for the six-month period of 2001 increased to $780,813 as compared to $479,853 for the same period of the previous year.

       The increase in the second quarter of 2001 compared to 2000 is due to a higher reserve for loan losses, increased interest expenses from greater borrowings, and greater administration expenses primarily due to professional costs associated with the Sutter Opportunity Fund tender offer. The increase in the six months of 2001 compared to 2000 is similarly explained.

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

 Liquidity and Capital Resources

       The liquidity of the Trust will be based upon the need to fund investments in mortgage loans, the repayment of existing mortgage loans, the sale of foreclosed properties, and the continued availability of external credit facilities.

       Net cash provided by operating activities during the six months ended June 30, 2001 and 2000 was $1,215,194 and $1,002,689, respectively. The 2001 net cash provided by operations is primarily generated by net income and increased borrowing from an affiliate. The 2000 results are primarily generated by net income and the assumption of a real estate owned liability.

       Net cash (used in) investing activities for the six months ended June 30, 2001 and 2000 was ($2,428,993) and ($1,805,742), respectively. The 2001 net cash used in investing activities is primarily the result of a significant increase in the warehouse line of credit to Capital Alliance Funding Corporation and a net increase in the mortgage notes receivable. The 2000 results are primarily generated by a significant increase in real estate owned and a net increase in mortgage notes receivable.

       Net cash provided by financing activities during the six months ended June 30, 2001 and 2000 was $1,630,445 and $1,684,765, respectively. Both the
2001 and 2000 results are primarily generated by significant increases in loans payable and reduced by dividends paid.

       The Trust has two warehouse lines of credit for $7,000,000 and $2,250,000 with two different lenders. CAFC has a $5,000,000 warehouse line of credit. The Trust has also extended a warehouse line of credit to CAFC and the Mortgage Division of CAlliance Realty Fund, LLC ("CRF"). Management believes that cash flow from operations, the proceeds of loan repayments plus the warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

Year 2000

       The Trust has not incurred any significant costs or suffered any operational problems from Year 2000 compliance.

                                     PART I
                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


Forwarding-Looking Statements

       Certain statements contained herein are not, and certain statements contained in future filings by the Trust with the SEC, in the Trust's press releases or in the Trust's public and stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Market Risk

       Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

       Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the June 30, 2001 balance sheet of the lower of cost or market.

       As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Trust's assets are decreased, the market value of the Trust's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Trust's assets is increased , the market value of the Trust's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the LIBOR money market rates can affect the Trust's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over one month LIBOR. As the level of LIBOR increases or decreases, the Trust's interest expense will move in the same direction.

       On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (29.5 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.

       Credit Risk. Credit risk is the exposure to loss from loan defaults and foreclosures. Default and foreclosure rates are subject to a wide variety of factors, including, but not limited to, property values, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy and other factors beyond the control of the Trust.

       All loans are subject to a certain probability of default and foreclosure. An increase in default rates will reduce the book value of the Trust's assets and the Trust's earnings and cash flow available to fund operations and pay dividends.

       The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce the second quarter 2001 GAAP income applicable to common shareholders by $82,241 or 33%.

Asset and Liability Management

       Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (29.5 months).

       The majority of the Trust's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The Trust's borrowings are currently under a variable rate line of credit that resets monthly. Given this relationship between assets and liabilities, the Trust's interest rate sensitivity gap is highly negative. This implies that a period of falling short term interest rates (as prevailed during the first and second quarter of 2001) will tend to increase the Trust's net interest income, while a period of rising short term rates will tend to reduce the Trust's net interest income.

                                     PART II

                                OTHER INFORMATION


ITEM 1          LEGAL PROCEEDINGS

                The Trust is not involved in any legal proceedings at this time.

ITEM 2          CHANGES IN SECURITIES

                During the second quarterly period ending June 30, 2001, the Trust purchased 5,600 (post reverse split) Common Shares.

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Trust's 2001 Annual Meeting was held on August 8, 2001. The results of the annual meeting will be reported in the 10-Q filing for the quarter ending September 30, 2001.

ITEM 5          OTHER INFORMATION

                Press Release, Exhibit "A" attached hereto and incorporated herein, regarding Capital Alliance Income Trust's Board urging shareholders to wait for its position on tender offer by Sutter Opportunity Fund before taking any action.

                Press Release, Exhibit "B" attached hereto and incorporated herein, regarding Capital Alliance Income Trust Ltd. Board's recommendation that its shareholders reject inadequate tender offer of Sutter Opportunity Fund.

                Press Release, Exhibit "C" attached hereto and incorporated herein, regarding Capital Alliance Income Trust Ltd.'s announcement of record date for and date of Annual Meeting and record date for and date of effectiveness of reverse stock split.

                Press Release, Exhibit "D" attached hereto and incorporated herein, regarding Capital Alliance Income Trust Ltd.'s report of delayed filing of form 10-K and response to Sutter Opportunity Fund's comments regarding the delayed filing.

                Press Release, Exhibit "E" attached hereto and incorporated herein, regarding Capital Alliance Income Trust Ltd.'s announcement of improved operating results for year 2000 and first quarter 2001 and completion of 1 for 3 reverse stock split.

                Press Release, Exhibit "F" attached hereto and incorporated herein, regarding declaration of third quarterly dividend and expanded stock purchase plan.

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


                                    CAPITAL ALLIANCE INCOME TRUST LTD.,
                                    A Real Estate Investment Trust


Dated: August 10, 2001              By:  /s/ Thomas B. Swartz
                                         ------------------------------------
                                         Thomas B. Swartz,
                                         Chairman and Chief Executive Officer


Dated: August 10, 2001              By:  /s/ Richard J. Wrensen
                                         ------------------------------------
                                         Richard J. Wrensen,
                                         Executive Vice President
                                         and Chief Financial Officer

                                   EXHIBIT "A"


                      CAPITAL ALLIANCE INCOME TRUST'S BOARD
                   URGES SHAREHOLDERS TO WAIT FOR ITS POSITION
                   ON TENDER OFFER BY SUTTER OPPORTUNITY FUND
                            BEFORE TAKING ANY ACTION


SAN FRANCISCO - (BUSINESS WIRE) - April 12, 2001 - Capital Alliance Income Trust Ltd. ("CAIT"), (AMEX: CAA - news), a non-conforming specialty residential finance company, announced today that on April 9, 2001, Sutter Opportunity Fund 2, LLC ("Opportunity Fund") commenced a tender offer to purchase for cash up to 20 % of CAIT's outstanding Common Shares for $4.50 per share (less future distributions declared or paid) .

CAIT's Board currently has the tender offer under consideration and on or before Friday, April 20, 2001, it will publish its position with respect to the tender offer and the basis for its decision. CAIT's Board has not yet had time to fully evaluate the offer, the application on CAIT's by-law restrictions on stock ownership, or the applicable provisions of Delaware law.

Accordingly, at this time, CAIT's Board requests and suggests that CAIT's shareholders DEFER THEIR DECISIONS ON WHETHER TO ACCEPT OR REJECT THE TENDER OFFER OF THE OPPORTUNITY FUND UNTIL THEY HAVE BEEN ADVISED OF THE BOARD'S POSITION.

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

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of the statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.

---------------------------

Contact:   Capital Alliance Income Trust Ltd.
           Thomas B. Swartz, CEO - 415/288-9575

                                   EXHIBIT "B"


                       CAPITAL ALLIANCE INCOME TRUST LTD.
                      ANNOUNCES RECOMMENDATION OF ITS BOARD
                     THAT ITS SHAREHOLDERS REJECT INADEQUATE
                     TENDER OFFER OF SUTTER OPPORTUNITY FUND


SAN FRANCISCO - (BUSINESS WIRE) - April 19, 2001 - Capital Alliance Income Trust Ltd. ("CAIT"), (AMEX: CAA), a non-conforming specialty residential finance company, announced today that its board of directors voted unanimously to recommend that CAIT stockholders reject the tender offer commenced by Sutter Opportunity Fund 2, LLC to purchase shares of CAIT's common stock at $4.415 per share as inadequate and not in the best interests of CAIT's stockholders.

Thomas Swartz, Chairman and Chief Executive Officer of CAIT, stated, "Our Board's position remains clear and unanimous that Sutter Opportunity Fund's tender offer is opportunistic and not in the best interest of our stockholders. Our Board is committed to seeking opportunities that are in CAIT stockholders' long term best interests and after careful consideration of the terms of Sutter's offer, we believe that CAIT stockholders will benefit in the long term by rejecting the tender offer of $4.415 per share and continuing to hold onto their shares. We feel strongly that CAIT's common stock represents an attractive investment opportunity. Sutter obviously agrees with this analysis - otherwise why would it make an offer to purchase CAIT common stock at the $4.415 offer price unless it thought CAIT's common stock was worth much more?"

Mr. Swartz also noted that Capital Alliance Advisors, Inc., the Trust's Manager, has acquired over 5% of CAIT's common stock and CAIT's executive officers and directors have acquired, in the aggregate, approximately 12% of CAIT common stock during the past 24 months. He commented, "is there better evidence of our belief in the intrinsic value of CAIT and its Common Shares than these purchases and the fact that none of us currently intend to tender shares into this low ball offer?"

In making its determination, CAIT's board of directors considered a number of factors, including the following:

     o    Historic and current prices for shares of CAIT common stock.

     o    The book value of CAIT's common stock of $6.45 per share.

     o The board's belief that if CAIT stockholders accept the offer, Sutter will be rewarded for opportunistically taking advantage of short term volatility and mispricing in the equity markets.

     o The board's determination that the offer and current trading prices of CAIT's common stock do not reflect the intrinsic value of CAIT's common stock.

     o The board's belief that the acquisition of up to 20% of CAIT's common stock by Sutter as contemplated by the offer could have an adverse effect on the company's REIT status.

     o The superior positive performance of CAIT's common stock during the most recent five quarters as compared to the Dow Jones, NASDAQ and S&P indices - all of which were down substantially - for the same period.

     o    The 20.4% increase in CAIT's earnings for 2000 as compared to 1999.

     o The reduction of the offer price of $4.50 to $4.415 due to the $0.085 dividend distribution made to CAIT's common stockholders on April 16, 2001.

     o The fact that Sutter believes that purchasing CAIT common stock at the offer price represents an attractive investment opportunity for it depriving any stockholder who accepts the offer of the opportunity to realize the long term value of holding CAIT's common stock.

The full text of the Board's recommendation is contained in CAIT's Schedule 14D-9 which will be available on the SEC website at www.sec.gov.

CAIT separately announced that it previously approved a 1 for 3 reverse stock split that will be effective for stockholders of record on May 11, 2001.

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

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of the statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.
-------------------

Contact: Capital Alliance Income Trust Ltd.
         Thomas B. Swartz, CEO - 415/288-9575

                                   EXHIBIT "C"


                       CAPITAL ALLIANCE INCOME TRUST LTD.
                          ANNOUNCES RECORD DATE FOR AND
                 DATE OF ANNUAL MEETING AND RECORD DATE FOR AND
                  DATE OF EFFECTIVENESS OF REVERSE STOCK SPLIT


SAN FRANCISCO --BUSINESS WIRE)-- April 25, 2001-- Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA - news), a non-conforming specialty residential finance company, announced the following dates relating to its Annual Meeting and its pending 1 for 3 Reverse Stock Split relating to both its Common and Series "A" Preferred Shares:

    (a)  Annual Meeting:

         (i)   Annual Meeting Date:                    July 6, 2001.
         (ii)  Annual Meeting Record Date:             May 3, 2001.

    (b)  Reverse Stock Split of Common and Series "A" Preferred Shares:

         (i)   Record Date for Reverse Stock Split: May 11, 2001.
         (ii)  Effective Date of Reverse Stock Split: May 11, 2001 (4 p.m. EDT).
         (iii) All outstanding share certificates must be submitted to CAIT's Transfer Agent and exchanged for new certificates. Notice of the Reverse Split and instructions for the exchange of shares and/or share certificates will be sent to shareholders upon the effectiveness of the reverse split on May 11, 2001.
         (iv) Fractional shares will be settled in cash through CAIT's Transfer Agent.
         (v) CAIT's Transfer Agent is: Gemisys Corporation, 7103 South Revere Pkwy., Englewood, CO 80112.

         CAIT is a specialty residential mortgage lender which invests in high-yielding, non- conforming and conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates non-conforming and conforming loans for sale to investors, including Freddie Mac, on a whole loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.

--------------------

Contact:  Capital Alliance Income Trust Ltd.
          Thomas B. Swartz, CEO - 415/288-9575

                                   EXHIBIT "D"


                   CAPITAL ALLIANCE INCOME TRUST LTD. REPORTS
                         DELAYED FILING OF FORM 10-K AND
                      RESPONDS TO SUTTER OPPORTUNITY FUND'S
                      COMMENTS REGARDING THE DELAYED FILING

SAN FRANCISCO- (BUSINESSWIRE)- April 26, 2001. The senior management of CAPITAL ALLIANCE INCOME TRUST LTD. ("CAIT") (AMEX: CAA - news), a non-conforming specialty residential finance company, today , reported that CAIT was delayed in filing its Form 10-K beyond its extended filing date of April 16, 2001. Thomas
B. Swartz, Chairman of CAIT noted that it is expected that its audited financial statements will be delivered by their auditors within the next three or four business days and that the 10-K will be filed within that time frame. Mr. Swartz stated that "the delay was and has been primarily due to the serious, debilitating, long-lasting and recurring illness of CAIT's Chief Financial Officer, and to the considerable and increased demands on our accounting staff." Mr. Swartz also stated that "the descriptive portions of the Form 10-K are basically complete but cannot be finalized until the auditors deliver the audited financial statements for 2000. He noted that it is expected that there will be no material variances between the audited financials to be delivered by the auditors and (a) CAIT's Third Quarter 2000 Form 10-Q financials filed in November 2000 and/or (b) the preliminary earnings estimates for the fourth quarter 2000 and the year 2000, released on March 23, 2001." He also noted, however, that "one modification that CAIT does plan to incorporate in its 2000 audited financials is an increased loan-loss reserve which will have an immaterial effect on earnings. We feel that this is a prudent move, is consistent with industry standards and is required by the current state of our California economy, which could see a lowering of the value of the residential real estate which secures our loans".

Mr. Swartz also responded to the comments by the management of Sutter Opportunity Fund, which is pursuing a tender offer for up to twenty percent of CAIT's Common Shares. He noted that Sutter, in its press release responding to CAIT's Boards recommendation that Sutter's tender offer be rejected, stated that CAIT's shareholders should be "concerned" by CAIT's delayed filing of its annual report to the SEC. Mr. Swartz stated that if such warning was intended to imply that something was wrong with CAIT's business affairs, no such implication was warranted. He noted that "since September, 2000, when CAIT re-emphasized its profitable core portfolio mortgage lending business and obtained a new, favorably-priced $12 million term and warehousing credit facility from a financial institution, CAIT's operating performance has improved". "In fact", he noted, "as reported in CAIT's March 23, 2001 press release, CAIT's preliminary figures reflected improved earnings for the fourth quarter of 2000 and for the year 2000 and also reflected that the improvement in earnings was continuing into the first quarter of 2001."

CAIT is a specialty residential mortgage lender which invests in high-yielding, non-conforming and conforming residential mortgage loans on one-to-four unit residential properties located in primarily in California ans other western states. It also originates non-conforming and conforming loans for sale to investors and Freddie Mac on a whole loan basis for cash through its subsidiary, Capital Alliance Funding Corporation.

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.
--------------------

Contact:  Capital Alliance Income Trust Ltd.
          Thomas B. Swartz, Chairman and CEO or
          Richard J. Wrensen, CFO - 415/288-9575

                                   EXHIBIT "E"


                       CAPITAL ALLIANCE INCOME TRUST LTD.
                      ANNOUNCES IMPROVED OPERATING RESULTS
                    FOR YEAR 2000 AND FIRST QUARTER 2001 AND
                    COMPLETION OF 1 FOR 3 REVERSE STOCK SPLIT


SAN FRANCISCO --(BUSINESS WIRE)--March 14, 2001--Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA- news), a specialty residential finance company, announced earnings, as reflected in its Form 10-K filed with the SEC, of $515,023 for the year 2000 as compared to earnings of $450,605 for the year 1999. CAIT also reported increased earnings (unaudited) for the first quarter of 2001 of $250,000, which compare favorably to quarterly earnings of $155,809 and $65,940 for the fourth and third quarters of 2000, respectively.

Thomas B. Swartz, Chairman and CEO of CAIT, noted that "management was pleased to see the continuing incremental improvement in earnings for the last three quarters since they reflect the benefit of CAIT's re-emphasis of its portfolio lending operations, reduced interest costs, and improved profitability in its portfolio operations as well as in its mortgage banking subsidiary." He also observed that the improvement in CAIT's earnings appeared to be continuing into the second quarter of 2001.

Richard J. Wrensen, CAIT's CFO also indicated that the previously announced 1-for-3 reverse stock split of CAIT's common and preferred shares became effective at the close of business on Friday, May 11, 2001 for shareholders of record on that date. CAIT's share price should initially triple as a result of the reverse stock split. There will be a mandatory exchange of certificates and fractional shares will be rounded up to the nearest higher whole share. Mr. Wrensen also noted that shareholder value should be enhanced not only by CAIT's improving earnings but also by the reverse split, since margin financing should be available to investors, investors should be able to obtain narrower bid and ask spreads and reduced transaction costs should be available on future trades in CAIT stock. CAIT's stock will also then be eligible for investment by institutional investors who don't usually invest in stocks priced under $5.00.

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

---------------------

Contact:  Capital Alliance Income Trust Ltd.
          Richard J. Wrensen, CFO, 415/288-9575

                                   EXHIBIT "F"


                     CAPITAL ALLIANCE INCOME TRUST ANNOUNCES
                    DECLARATION OF THIRD QUARTER DIVIDEND AND
                          EXPANDED STOCK PURCHASE PLAN


SAN FRANCISCO--(BUSINESS WIRE)-- June 20, 2001--Capital Alliance Income Trust Ltd. ("CAIT"), (AMEX: CAA-news), a non-conforming specialty residential finance company, announced that its Board has declared CAIT's third quarterly Common Share dividend for 2001 at $.255 per share.

The dividend will be payable on July 16, 2001 to shareholders of record on July 2, 2001.

Separately, CAIT announced the expansion of its existing Stock Purchase Plan (bringing to $580,000 the amount allocated to the Plan), which should further enhance shareholder value.

CAIT is a specialty residential mortgage lender which invests in high-yielding, non-conforming and conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates non-conforming and conforming loans for sale to investors, including Freddie Mac, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.

--------------------

Contact:  Capital Alliance Income Trust Ltd.
          Richard J. Wrensen, CFO - 415/288-9575