Form 10-Q
period 2001-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2001-11-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

       (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2001

                   Commission File Number:  333-11625
                           -------------------

                   CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    94-3240473
--------------------------------        ----------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)

    50 California Street
    Suite 2020
    San Francisco, California                                   94111
---------------------------------------                 ------------------------
(Address of principal executive office)                       (zip code)

                                 (415) 288-9575
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes _X_     No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 26, 2001, the registrant's common shares closed at $12.55 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $4,346,479. At that date approximately 346,333 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                     PART I
                                     ITEM 1.

                              FINANCIAL STATEMENTS

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                                                         (Unaudited)             (Audited)
                                                                     September 30, 2001      December 31, 2000
                                                                     ------------------      -----------------

Cash and cash equivalents                                              $    174,039            $    368,241
Restricted cash                                                             232,037                 654,084
Accounts receivable                                                         298,958                 293,592
Notes receivable:
   Warehouse lines of credit to related parties                           6,183,122               4,744,674
   Mortgage notes recievable                                             15,427,476              11,906,589
   Allowance for loan losses                                               (150,056)                (80,000)
                                                                       ------------            ------------
      Net Receivable                                                     21,460,542              16,571,263
Real estate owned                                                           424,188                 530,000
Investments in affiliates                                                   964,925                 603,459
Origination costs (net)                                                     197,131                 197,131
Prepaid items (net)                                                          37,171                  81,562
                                                                       ------------            ------------

Total assets                                                           $ 23,788,991            $ 19,299,332
                                                                       ============            ============

Liabilities
     Mortgage note holdbacks                                           $    232,037            $    654,084
     Loans payable                                                        9,351,851               3,737,511
     Due to (from) affiliate                                                 44,781                  42,190
     Other liabilities                                                      218,276                 155,383
                                                                       ------------            ------------
Total liabilities                                                         9,846,945               4,589,168
                                                                       ------------            ------------

Stockholders' Equity
     Preferred stock, $.01 par value; 675,000 shares authorized;              2,138                   6,413
       641,283 shares issued and outstanding at December 31, 2000;
       213,761 shares issued and outstanding at September 30, 2001
     Additional paid in capital - preferred stock                         5,669,123               5,664,848
     Less: 9,526 preferred shares held in treasury at cost (2000)              --                   (86,944)
     Less: 3,176 preferred shares held in treasury at cost (2001)           (86,944)                   --

     Common stock, $.01 par value; 5,000,000 shares authorized;               4,949                  14,847
       1,484,740 shares issued and outstanding at December 31, 2000;
       494,913 shares issued and outstanding at September 30, 2001
     Additional paid in capital - common stock                            9,448,588               9,361,000
     Less: 81,479 common shares held in treasury at cost (2000)                --                  (250,000)
     Less: 91,066 common shares held in treasury at cost (2001)          (1,095,808)                   --
                                                                       ------------            ------------

Total stockholders' equity                                               13,942,046              14,710,164
                                                                       ------------            ------------

Total liabilities and stockholders' equity                             $ 23,788,991            $ 19,299,332
                                                                       ============            ============

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                                                                 Three Months Ended            Nine Months Ended
                                                                                     September 30,               September 30,
                                                                                  2001         2000           2001          2000
                                                                                  ----         ----           ----          ----
REVENUES
        Interest income                                                      $   501,539   $   457,893    $ 1,333,186   $ 1,265,733
        Interest income from affiliates                                          176,504       111,978        428,354       324,170
        Investment income from affiliates                                        135,872      (213,995)       331,248      (462,502)
        Other income                                                              15,727         1,230         34,140         5,526
                                                                             -----------   -----------    -----------   -----------
            Total revenues                                                       829,642       357,106      2,126,928     1,132,927
                                                                             -----------   -----------    -----------   -----------

EXPENSES
        Loan servicing fees to related parties                                   110,960        78,500        311,107       230,924
        Management fees to related parties                                        73,001        39,000        187,951       114,656
        Interest expense                                                         177,698        93,680        412,620       213,834
        Provision for loan losses                                                 67,816        41,000        143,387        76,500
        Operating expenses of REO                                                  3,139         7,274         13,021        18,010
        Taxes                                                                     10,100         5,734         21,765        18,434
        General and administrative                                                61,266        25,978        194,946        98,831
                                                                             -----------   -----------    -----------   -----------
              Total expenses                                                     503,980       291,166      1,284,797       771,189
                                                                             -----------   -----------    -----------   -----------

Income Before Gain (Loss) on REO                                             $   325,662   $    65,940    $   842,131   $   361,738
        Gain (Loss) on Real Estate Owned                                            --            --             --          (2,524)
                                                                             -----------   -----------    -----------   -----------

NET INCOME                                                                   $   325,662   $    65,940    $   842,131   $   359,214
                                                                             ===========   ===========    ===========   ===========


PREFERRED DIVIDENDS                                                          $   116,364   $   156,793    $   393,898   $   460,627

BASIC EARNINGS PER
        COMMON SHARE                                                         $      0.47   $     (0.06)   $      0.97   $     (0.07)

DILUTED EARNINGS PER
        COMMON SHARE                                                         $      0.43   $     (0.06)   $      0.88   $     (0.07)

DIVIDENDS PAID PER
        COMMON SHARE                                                         $     0.255   $     0.085    $     0.765   $     0.255

WEIGHTED AVERAGE COMMON
        SHARES - BASIC EARNINGS                                                  438,936     1,458,940        460,913     1,476,140

WEIGHTED AVERAGE COMMON
        SHARES - DILUTED EARNINGS                                                489,304     1,482,940        511,281     1,484,140

    * The 2001 presentation fully reflects the May 11, 2001 reverse stock split
                See accompanying notes to financial statements.

                                                                      Nine Months Ended
                                                                         September 30,
                                                                     2001            2000
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                $    842,131    $    359,214
      Adjustments to reconcile net income to net cash:
        Amortization - prepaid expenses                               44,391         (76,250)
        Gain (loss) on real estate owned                                --              --
        (Increase) decrease in  accounts receivable                   (5,366)         (9,495)
        Provision for loan loss                                       70,056          (8,500)
        Increase (decrease) in due to / due from affiliates            2,591         637,491
        Increase (decrease) in other liabilities                      62,893         (28,144)
                                                                ------------    ------------
          Net cash provided by (used in) operating activities      1,016,696         874,316
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in restricted cash                         422,047          86,942
      Increase (decrease) in mortgage note holdbacks                (422,047)        (86,942)
      Increase (decrease) in origination costs                          --              --
      (Increase) decrease in warehouse lines of credit            (1,438,448)       (784,444)
      (Increase) in investments                                     (361,466)         71,502
      Investments in mortgage notes receivable                   (12,901,385)     (6,793,241)
      Repayments of mortgage notes receivable                      9,380,496       6,574,083
      Net proceeds from sale of real estate owned                    108,250            --
      Capital costs of foreclosed property                            (2,438)     (1,051,621)
                                                                ------------    ------------
        Net cash provided by (used in) investing                  (5,214,991)     (1,983,721)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in loans payable                         5,614,340       2,246,055
      Redemption of shares                                          (845,808)       (149,481)
      Preferred dividends paid                                      (393,898)       (460,627)
      Common dividends paid                                         (370,541)       (378,609)
                                                                ------------    ------------
        Net cash provided by (used in) financing activities        4,004,093       1,257,338
                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH                                     (194,202)        147,933
CASH AT BEGINNING OF PERIOD                                          368,241          41,939
                                                                ------------    ------------

CASH AT END OF PERIOD                                           $    174,039    $    189,872
                                                                ============    ============

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                     $    354,682    $    198,834
      Taxes paid                                                $     15,865    $     18,434
      Contribution to affiliate (note 11)                       $     30,219    $    100,000

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


1.     Organization
       ------------

       Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, primarily invests in mortgage loans secured by real estate. The Trust was formed December 12, 1995 as a mortgage investment trust which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. The Manager, Capital Alliance Advisors, Inc. (the "Manager"), originates, services, and sells the Trust's loans.

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

       The unaudited interim financial statements for the nine months ended September 30, 2001 and September 30, 2000 represent the financial statements of the Trust.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


       Concentration of credit risk. The Trust holds numerous mortgage notes receivable. These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the portfolio may be affected by changes in the economy or other conditions of the geographic area.

       Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against losses in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 5). As of September 30, 2001 and September 30, 2000, the loan loss reserves were $150,056 and $76,500, respectively.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


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

4.     Restricted cash and mortgage note holdbacks
       -------------------------------------------

       Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed only to such borrowers upon completion of certain improvements on the secured property. As of September 30, 2001 and December 31, 2000 mortgage note holdbacks amounted to $232,037 and $654,084, respectively.

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

7.     Notes payable
       -------------

       As of September 30, 2001 and December 31, 2000, the Trust had borrowed $7,101,851 and $2,231,873 under a two-year warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $7,000,000, with the mortgage loans pledged as collateral against the advances received. The loan balance was reduced to $7,000,000 in early October 2001. Annual interest is the preceding 30 day average of 1 month LIBOR (London Interbank

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


       Offered  Rate  for  U.S.  dollar   deposits)  plus  2.00%  (3.17%  for
       September, 2001) and is payable monthly. Maturity date for this line of credit is September 26, 2002.

       As of September 30, 2001 and December 31, 2000, the Trust had borrowed $2,250,000 and $1,505,638, respectively under another warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $2,250,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is the applicable prime rate plus .50% (6.00% as of September 30, 2001) and is payable monthly. Maturity date for this line of credit is April 15, 2002.

       As of September 30, 2001, the Trust had borrowed at 12% per annum an unsecured $97,500 demand note payable to CAlliance Realty Fund, LLC, a related party, with interest payable monthly.

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

       The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Asset") of the Trust plus one-twelfth (1/12) of one half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the disposition of real estate owned by the Trust and includes any applicable incentive compensation. The total management fees paid by the Trust to the Manager were $187,951 and $114,456 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

       The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of September 30, 2001, incentive compensation of $12,000 was paid while as of September 30, 2000, no incentive compensation was paid. Incentive compensation awards are reported as part of management fees.

       The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. The Trust paid the manager a loan origination and servicing fee of $311,107 and $230,924 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


       The Manager also receives incentive compensation for each fiscal quarter, equal to 25% of the net income of the Trust in excess of an annualized return on equity for such quarter equal to the ten year U.S. Treasury Rate plus 2% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on equity for such quarter to less than the ten year U.S. Treasury Rate plus 2% after the preferred dividend has been paid. As of September 30, 2001, incentive compensation of $12,000 was paid while as of September 30, 2000, no incentive compensation was paid.

       The Trust holds an investment in Capital Alliance Funding Corporation ("CAFC") that originates and sells residential mortgage loans. The Trust owns 100% of the outstanding non- voting preferred shares of CAFC with a 99% equity interest. For the nine months ended September 30, 2001 and September 30, 2000, the Trust was allocated a gain of $331,248 and a loss of $462,502, respectively.

       The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2001 and December 31, 2000, the Trust advanced to CAFC $6,183,122 and $3,501,940, respectively. During 2001, the annual interest rate on this line of credit has averaged 10%. During 2000, the annual interest on this line of credit is equaled the interest rate of the mortgage loans pledged. Interest is payable monthly.

       The Trust entered into a loan purchase agreement on January 1, 1998 with CAlliance Mortgage Trust, which subsequently merged into the Mortgage Division of CAlliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2001 and December 31, 2000, the Trust advanced to CRF $0 and $1,242,734, respectively. Annual interest on this line of credit is 12% and is payable monthly. However, as of As of September 30, 2001, the Trust had borrowed at 12% per annum an unsecured $97,500 demand note payable to CAlliance Realty Fund, LLC, a related party, with interest payable monthly.

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

9.     Preferred stock and common stock
       --------------------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


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

       During 2000 the Trust adopted a Stock Repurchase Plan and authorized the purchase of $250,000 of Common Stock. In December 2000 and September 2001 an additional $150,000 and an additional $180,000 was authorized as part of the Stock Repurchase Plan.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


       During 2000 the Trust purchased 81,479 Common Shares as treasury stock. During the first quarter and second quarter of 2001, the Trust purchased 11,000 Common Shares as Treasury Stock and 5,600 post-reverse stock split Common Shares as Treasury Stock respectively. The purchases were recorded at cost. During the third quarter of 2001, 7,141 post-reverse stock split Common Shares were purchased at cost. Additionally, the Board authorized the purchase of 47,500 Common Shares from a third party at $13.50 per share. This action was taken separately from the Stock Repurchase Plan, where purchases are publicly conducted.

       On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for 3) reverse stock split or consolidation of its Common and Preferred Shares which became effective at the close of business on May 11, 2001. Upon the effectiveness of the reverse split on May 11, 2001, one (1) new Common Share and one (1) new Series "A" Preferred Share was exchanged for each three (3) outstanding Common and Preferred Share, respectively, to provide approximately 494,913 issued and outstanding Common Shares. The Aggregate Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share increased to $26.51 per share, three (3) times the prior Aggregate Adjusted Net Capital Contribution of each such Preferred Share ($8.83) as of March 31, 2001. The authorized capital of the Trust remains unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares being authorized. The Trust's Board approved the reverse split to enable shareholders to take advantage of margin purchases and more favorable bid-ask spreads to lower transaction costs and to facilitate a market price above $5.00 per share, which may enable the Common Shares to obtain institutional interest which is otherwise generally unavailable for shares trading below $5.00 per share. The Board's approval of the reverse stock split was ratified by the shareholders at the Trust's August 8, 2001 Annual Meeting

       The 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, provides options for the purchase of a total of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and directors of the board are eligible recipients of the options. The options have a term of ten years with a first exercise date generally two (2) to six (6) months after the date of the grant. Options for the purchase of 68,875 of Common Shares were granted April 1, 1999 with an adjusted exercise price of $13.50 per new Common Share. On February 2, 2000, options for the purchase of 109,750 shares were granted with an adjusted exercise price of $9.00 per new Common Share. On February 8, 2001, options to purchase 68,875 shares were granted with an adjusted exercise price of $9.06 per new Common Share. No options have been exercised as of the date of this report.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


10.  Earnings per share

       The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                          Three months ended           Nine months ended
                                          September 30, 2001           September 30, 2001
                                          ------------------           ------------------
Numerator:
   Net income                                  $325,622                     $842,131
   Less: Preferred Dividend                    $116,364                     $393,898
                                               --------                     --------

Numerator for basic and diluted
earnings per share                             $209,298                     $448,233

Denominator:
   Basic weighted average shares                438,936                      460,913
   Effect of dilutive options                    50,368                       50,368
                                                 ------                      -------
   Diluted weighted average shares              489,304                      511,281

Basic earnings per common share                   $0.47                        $0.97
Diluted earnings per common share                 $0.43                        $0.88

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

                      CAPITAL ALLIANCE FUNDING CORPORATION

                                       Three months ended             Nine months ended
                                       September 30, 2001            September 30, 2001
                                       ------------------            ------------------

Revenue                                   $655,907                       $1,456,719
Expenses                                   528,972                        1,142,332
                                          --------                       ----------
Net operating income                       126,935                          314,387
      Gain/(loss) sale of assets            10,306                           20,207
                                          --------                       ----------
Net Income (loss)                         $137,241                         $334,594
                                          --------                       ----------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


During the third quarter of 2001, the Trust contributed a $30,219 mortgage note receivable to Capital Alliance Funding Corporation. The transfer of the mortgage note receivable is a non- cash transaction that is not shown on the Trust's statements of cash flow.

                                  September 30, 2001         December 31, 2000
                                  ------------------         -----------------

Total assets                          $10,486,301               $6,385,152
                                      ===========               ==========

Total liabilities                      $9,530,368               $5,794,031

Total stockholder equity                 $955,933                 $591,121
                                         --------                 --------

Total liabilities and equity          $10,486,301               $6,385,152
                                      ===========               ==========

During 2000 the Trust held a $200,000 preferred share investment in Sierra Capital Acceptance ("SCA"), a division of Sierra Capital Funding, LLC. The investment accrued distributions at 15% per annum. SCA ceased operations in 2000. The Trust received cash and applied the over collateralized portion of a reverse repurchase agreement as settlement of the investment.

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

General

Recent Trends. The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B, and C credit-rated home equity loans secured by deeds of trust. In general, B and C credit-rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit-rated home equity loans. Home equity loans rated A-, B, and C tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality.

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

Commitments and Contingencies. As of September 30, 2001, the Trust's loan portfolio included 92 loans totaling $15,427,476 of which seven loans totaling $921,545 of the loan portfolio were over two months delinquent. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $150,056, if it is necessary to foreclose upon the Mortgage loans. The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 2001 and September 30, 2000.

Results of Operations

The historical information presented herein is not necessarily indicative of future operations.

Three months and nine months ended September 30, 2001 and 2000. Revenues for the third quarter of 2001 increased to $829,642 as compared to $357,106 for the same period in the previous year. Revenues for nine months of 2001 increased to $2,126,937 as compared to $1,132,297 for the same period of the previous year.

The 2001 interest income and interest income from affiliates approximated the results for the quarter and nine months, compared to the same period in the previous year. The increased revenue is primarily due to the improved operating results of Capital Alliance Funding Corporation.

Expenses for the third quarter 2001 increased to $503,980 as compared to $291,166 for the same period in the previous year. Expenses for the nine-month period of 2001 increased to $1,284,797 as compared to $771,189 for the same period of the previous year.

The increase in the third quarter of 2001 compared to 2000 is due to a higher reserve for loan losses, increased interest expenses from greater borrowings, greater administration expenses, and CAAI fees primarily due to a larger loan portfolio. The increase in the nine months of 2001 compared to 2000 is similarly explained.

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

Net cash provided by operating activities during the nine months ended September 30, 2001 and 2000 was $1,016,696 and $874,316, respectively. The 2001 net cash provided by operations is primarily generated by net income and increased borrowing from an affiliate. The 2000 results are primarily generated by net income and the assumption of a real estate owned liability.

Net cash (used in) investing activities for the nine months ended September 30, 2001 and 2000 was ($5,214,991) and ($1,983,721), respectively. The 2001 net cash used in investing activities is primarily the result of an increase in the warehouse line of credit to Capital Alliance Funding Corporation and a significant net increase in the mortgage notes receivable. The 2000 results are primarily generated by an increase in real estate owned and a net increase in mortgage notes receivable.

Net cash provided by financing activities during the nine months ended September 30, 2001 and 2000 was $4,004,093 and $1,257,338, respectively. Both the 2001 and
2000 results are generated by significant increases in loans payable and reduced by dividends paid and the purchase of CAIT common stock as treasury stock.

The Trust has two warehouse lines of credit for $7,000,000 and $2,250,000 with two different lenders. CAFC has a $5,000,000 warehouse line of credit. The Trust has also extended a warehouse line of credit to CAFC and the Mortgage Division of CAlliance Realty Fund, LLC ("CRF"). Management believes that cash flow from operations, the proceeds of loan repayments plus the renewal of warehouse lines of credit for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

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

Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the September 30, 2001 balance sheet of the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (26 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.
                                       17

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce the third quarter 2001 GAAP income applicable to common shareholders by $67,816 or 32%.

Asset and Liability Management

Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (26 months).

The majority of the Trust's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The Trust's borrowings are currently under a variable rate line of credit that resets monthly. Given this relationship between assets and liabilities, the Trust's interest rate sensitivity gap is highly negative. This implies that a period of falling short term interest rates (as prevailed during the first three quarters of 2001) will tend to increase the Trust's net interest income, while a period of rising short term rates will tend to reduce the Trust's net interest income.

                                     PART II

                                OTHER INFORMATION


ITEM 1          LEGAL PROCEEDINGS

                The Trust is not involved in any legal proceedings at this time.

ITEM 2          CHANGES IN SECURITIES

                During the third quarterly period ending September 30, 2001, the Trust purchased 54,641 (post reverse split) Common Shares.

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Trust held its 2001 Annual Meeting on August 8, 2001. At the Annual Meeting, Directors Stanley C. Brooks and Dennis
                R. Konczal were reelected as Class II Directors for a three-year term. Directors Thomas B. Swartz, Harvey Blomberg, Richard J. Wrensen, and Donald R. Looper, whose terms continued for two, two, one, and one years, respectively, continue as Directors.

                The Shareholders ratified the selection of Novogradac & Company LLP as independent public accountants and auditors for the Trust with 1,011,484 shares voting in favor of such approval, 18,304 shares against and 119,727 abstaining.

                The Shareholders also ratified and approved the actions of the Board of Directors since the last Annual Meeting of Shareholders as set forth in the Annual Report, including the revision of the Trust's capital structure to authorize the use of increased leverage equal to four times the capital base of the Trust; the change in the Trust's business strategy to re-emphasize the Trust's portfolio lending business; the implementation of a stock repurchase plan; and the one-for three combination or reverse stock split of the Trust's Common and Preferred Shares with 1,024,303 shares voting in favor of such approvals, 58,269 shares disapproving, and 108,073 shares abstaining.

ITEM 5          OTHER INFORMATION

                Press Release, Exhibit "A" attached hereto and incorporated herein, regarding Capital Alliance Income Trust Ltd.'s announcement of postponement of annual meeting of shareholders.

                Press Release, Exhibit "B"attached hereto and incorporated herein, regarding Capital Alliance Income Trust Ltd.'s announcement of improved earnings and operating results for the second quarter and first half of 2001.

                Press Release, Exhibit "C"attached hereto and incorporated herein, regarding Capital Alliance Income Trust's announcement of accretive purchase of common shares and continued improvement in operating results.

                Press Release, Exhibit "D"attached hereto and incorporated herein, regarding Capital Alliance Income Trust Ltd.'s announcement of increased fourth quarterly dividend and reports continued improvement in operating results.

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


                                    CAPITAL ALLIANCE INCOME TRUST LTD.,
                                    A Real Estate Investment Trust


Dated:   November 9, 2001           By: /s/ Thomas B. Swartz
                                        ------------------------------------
                                        Thomas B. Swartz,
                                        Chairman and Chief Executive Officer


Dated:   November 9, 2001           By: /s/ Richard J. Wrensen
                                        -------------------------------------
                                        Richard J. Wrensen,
                                        Executive Vice President
                                        and Chief Financial Officer

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                            ANNOUNCES POSTPONEMENT OF
                         ANNUAL MEETING OF SHAREHOLDERS


SAN FRANCISCO - (BUSINESS WIRE) - July 2, 2001 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA - news), a non-conforming specialty residential finance company, announced that its Annual Meeting of Shareholders, originally scheduled for July 6, 2001, has been postponed and rescheduled to 10:00 a.m. PST, Wednesday, August 8, 2001. The meeting will be held at CAIT's corporate offices at 50 California Street, Ste. 2020, San Francisco, CA.

The postponement was necessitated by an administrative error of one of CAIT's service providers which resulted in a majority of CAIT's shareholders not receiving their proxy materials and Annual Reports.

CAIT is a specialty residential mortgage lender which invests in high-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located in California and other western states. It also originates non-conforming and conforming loans for sale to investors and Freddie Mac on a whole loan basis for cash through its subsidiary, Capital Alliance Funding Corporation.
----------------------

Contact:

         Capital Alliance Income Trust Ltd.
         Thomas B. Swartz, 415/288-9575

                                   EXHIBIT "B"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                ANNOUNCES IMPROVED EARNINGS AND OPERATING RESULTS
                    FOR SECOND QUARTER AND FIRST HALF OF 2001


SAN FRANCISCO - (BUSINESS WIRE) - August 9, 2001- Capital Alliance Income Trust, Ltd. ("CAIT") (AMEX: CAA - news), a specialty residential mortgage finance company, announced earnings of $251,977 ($.26 basic and $.23 diluted per share) for the three months ended June 30, 2001 and $516,469 ($.52 basic and $.48 diluted per share) for the six months ended June 30, 2001 as compared to earnings of $70,562 (-$.18 basic and diluted per share) and $291,554 (-$.03 basic and diluted per share), respectively, for the like periods in the year 2000.

Thomas B. Swartz, Chairman and CEO of CAIT, noted that "management is pleased to see the continuing dramatic improvement in earnings for the last two quarters since they exceed CAIT's earnings for all of the year 2000 and reflect the benefit of CAIT's re-emphasis of its portfolio lending operations, reduced interest costs, and improved profitability in both its portfolio operations and its mortgage banking subsidiary." Richard J. Wrensen, CAIT's CFO also observed that the improvement in CAIT's earnings over the last four quarters appears to be continuing into the second half of the year 2001 and reflects management's continuing efforts to improve shareholder value.

CAIT is a specialty residential mortgage lender which invests in higher-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located in California and other western states. It also originates non-conforming and conforming loans for sale to investors and Freddie Mac on a whole loan basis for cash through its subsidiary, Capital Alliance Funding Corporation.

Certain oral and written statements of management of CAIT included in the press release may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they may be subject to a variety of risks and contingencies.
----------------------

Contact:

         Capital Alliance Income Trust Ltd., San Francisco
         Richard J. Wrensen, 415/288-9575

                                   EXHIBIT "C"

                     CAPITAL ALLIANCE INCOME TRUST ANNOUNCES
                     ACCRETIVE PURCHASE OF COMMON SHARES AND
                   CONTINUED IMPROVEMENT IN OPERATING RESULTS


SAN FRANCISCO - (BUSINESS WIRE) - September 13, 2001 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA - news), a non-conforming specialty residential finance company, announced that it has purchased 47,500 Shares of its Common Stock from Sutter Opportunity Fund 2, LLC, which had acquired the shares in the open market and in a lightly received tender offer this last April. The purchase was accretive in value and resulted in a $.74 per share increase in the book value of CAIT's Common Shares. The purchase was coupled with a three-year "standstill" agreement.

Richard J. Wrensen, Chief Financial Officer of CAIT, stated that "the purchase not only increased the book value per CAIT Common Share to $20.49 per share, but the transaction, when coupled with CAIT's improved operating results, should produce improved earnings per share for the third quarter (ending September 30, 2001) as compared to its basic earnings per share of $.26 per share in each of the prior two quarters."

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

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.
-------------------

Contact:

         Capital Alliance Income Trust Ltd.
         Richard J. Wrensen, 415/288-9575

                                   EXHIBIT "D"

                     CAPITAL ALLIANCE INCOME TRUST ANNOUNCES
                 INCREASED FOURTH QUARTERLY DIVIDEND AND REPORTS
                   CONTINUED IMPROVEMENT IN OPERATING RESULTS


SAN FRANCISCO - (BUSINESS WIRE) - September 19, 2001 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news), a non-conforming specialty residential finance company, announced that its Board has declared CAIT's fourth quarterly Common Share dividend for 2001 at the increased rate of $.28 per Common share, which is a 9.8 % increase over the previous dividend rate of $.255 per Common Share.

The dividend will be payable on October 16, 2001 to shareholders of record on October 1, 2001.

Thomas B. Swartz, Chairman and Chief Executive Officer of CAIT stated that "the increased dividend reflects the increased earnings of CAIT which, as a real estate investment, must distribute 90% of its income". Mr. Swartz noted also that CAIT's improvement in earnings was continuing in the third quarter of 2001 and reflects CAIT's re-emphasis of its portfolio lending operations, reduced interest costs, increased operating efficiencies and profitable operations in its mortgage banking subsidiary.

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

Certain oral and written statements of the management of CAIT included in this press release may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The accuracy of such statements cannot be guaranteed, as they are subject to a variety of risks and contingencies.
--------------------

Contact:

         Capital Alliance Income Trust Ltd., San Francisco
         Richard J. Wrensen, 415/288-9575