Form 10-K
period 2001-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2002-04-16
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
         (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                  --------------------------------------------
                           AL ESTATE INVESTMENT TRUST


             (Exact name of registrant as specified in its charter)

         Delaware                                               94-3240473
-------------------------------                           ----------------------
(State or other Jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

         50 California Street
         Suite 2020
         San Francisco, California                                     94111
---------------------------------------                            -------------
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
                                    Yes   X                 No
                                        -----                  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (P. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of April 5, 2002, the Registrant's common shares closed at $15.40 and the aggregate market value of the Registrant's shares of Common Stock, $.01 par value, held by nonaffiliates of the registrant was approximately $5,333,528. At that date approximately 346,333 shares were held by non-affiliates. The shares are listed on the American Stock Exchange.

                                TABLE OF CONTENTS


PART I.........................................................................5

ITEM 1.  BUSINESS..............................................................5
     General...................................................................5

MORTGAGE INVESTMENT BUSINESS...................................................5
     General...................................................................5
     Mortgage Loan Portfolio...................................................5
     Financing.................................................................6

MORTGAGE CONDUIT BUSINESS......................................................6
     General...................................................................6
     Marketing and Production..................................................7
     Underwriting..............................................................7
     Whole Loan Sales..........................................................8

WAREHOUSE LENDING BUSINESS.....................................................8

HEDGING........................................................................9

SERVICING......................................................................9
     Geographical Distribution................................................10
     Interest.................................................................10
     Maturity.................................................................10
     Delinquencies............................................................11

REGULATION....................................................................11

COMPETITION...................................................................12

EMPLOYEES.....................................................................12

ITEM 2.  PROPERTIES...........................................................12

ITEM 3.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..................12

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
     EQUITY AND RELATED STOCKHOLDER MATTERS...................................13

PART II.......................................................................15

ITEM 6.  SELECTED FINANCIAL DATA..............................................15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................16

     GENERAL..................................................................16
     Organization.............................................................16
     Operating Strategy.......................................................16
     Loan Origination and Loan Servicing......................................16
     Contingencies and Commitments............................................16

RESULTS OF OPERATIONS.........................................................17

YEAR ENDED DECEMBER 31, 2001
         COMPARED TO YEAR ENDED DECEMBER 31, 2000.............................17

YEAR ENDED DECEMBER 31, 2000
         COMPARED TO YEAR ENDED DECEMBER 31, 1999.............................18

INFLATION ....................................................................18

LIQUIDITY AND CAPITAL RESOURCES...............................................18

LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 2001.................................18

LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 2000.................................19
     Forwarding-Looking Statements............................................19
     Market Risk..............................................................19
     Asset and Liability Management...........................................20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS .......................22

PART III......................................................................23

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................23

DIRECTORS.....................................................................23

EXECUTIVE OFFICERS............................................................24

ITEM 11.  EXECUTIVE COMPENSATION..............................................25

COMPENSATION OF OFFICERS......................................................25

COMPENSATION OF DIRECTORS.....................................................25
     Director Fees............................................................25
     Committee and Other Meeting Fees.........................................25
     Reimbursements...........................................................25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................25

ITEM 13.  CERTAIN RELATIONSHIPS
     AND RELATED TRANSACTIONS.................................................27
     Arrangements and Transactions with CAAI..................................27
     Sale and Purchase of Loans...............................................27
     Other Business Activities................................................28

PART IV.......................................................................29

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
     SCHEDULES, AND REPORTS ON FORM 8-K.......................................29

(a)(1) Financial Statements. The following Company Financial Statements are filed as part of this report:
         Independent Auditors' Report .......................................F-1
         Balance Sheets .....................................................F-2
         Statement of Operations.............................................F-3
         Statements of Changes in Stockholders' Equity.......................F-4
         Statement of Cash Flows.............................................F-5
         Notes to Financial Statements.......................................F-6

(a)(2)   Financial Statment Schedules are Listed in Part II Item 8.

(a)(3)   Exhibits.............................................................29
         --------

SIGNATURES....................................................................31

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         General. Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively.

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust is a specialty mortgage finance company which, together with its subsidiary, operates a mortgage banking concern with three divisions which are referred to herein as
(1) the Mortgage Investment Business, (2) the Mortgage Conduit Business, and (3) the Warehouse Lending Business. The Trust directly conducts its Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans and its Warehouse Lending Business which provides secured warehouse and repurchase financing to CAFC and an affiliated mortgage banker. The Mortgage Conduit Business, which originates and purchases as a wholesale mortgage banker, non-conforming residential mortgage loans is conducted through CAFC in which the Trust holds a 99% economic interest. Both the Company and CAFC are externally advised by Capital Alliance Advisors, Inc. ("CAAI" or "Manager").

         References to financial information of the Trust for the years ending 1999, 2000, and 2001 reflect the financial operations of the Trust and its Mortgage Investment and Mortgage Warehouse businesses and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC.

         MORTGAGE INVESTMENT BUSINESS

         General. The Trust, through its Mortgage Investment Business, acquires mortgage loans which are principally nonconforming residential mortgage loans with a maximum 75% combined loan-to-value ratio for long-term investment. The Mortgage Investment Business invests in both first and junior mortgage loans. Income is earned principally from the net interest income received by The Trust on mortgage loans held in its portfolio and from fees received in connection with their origination. Such acquisitions are financed with a portion of the Trust's capital. Loans, other than warehouse lines of credit and repurchase financing obtained by CAFC, are restricted by the Trust's Bylaws to four (4) times the Trust's total shareholders' equity. (See "Mortgage Conduit Business.")

         Mortgage Loan Portfolio. The Trust (a) through its Manager originates mortgage loans, through its Advisor's executive office in San Francisco and its branch offices in Irvine and San Diego, California and through its network of mortgage brokers and correspondents, and (b) invests a substantial portion of its portfolio in non-conforming first and second mortgage loans. The Trust also purchases such loans from third parties, including CAFC, for long-term investment. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans held for the Trust's portfolio have a loan-to-value, at the time of origination, of 75% or less. This is verified by independent appraisal. At December 31, 2001 the Trust's loan portfolio totaled $17,738,923 with an average loan size of $179,181, an average weighted yield of 13.21%, a weighted average adjusted maturity of 24.92 months and a weighted average loan-to-value ratio of 65.10%. First deeds of trust comprised 26% of the portfolio's dollar value and junior deeds of trust were 74%. The highest concentration of nonconforming mortgage loans originated or purchased by the Trust relates to properties located in California because of the generally higher property values and mortgage loan balances prevalent there.

         Financing. The Mortgage Investment Business is financed by the Trust's shareholders' equity and bank borrowings. The Trust's Bylaws restrict the encumbrance of the Trust's assets to four (4) times the Trust's total shareholders' equity. The Trust's portfolio of mortgage loans at December 31, 2001 was partially encumbered by two different bank lines of credit in the amounts of $6,964,300 and $2,250,000 respectively. Such restriction does not apply to CAFC which utilizes warehouse lines of credit from commercial lenders.

         The Trust may plan to issue Mortgage-backed Securities, such as Collateralized Mortgage Obligations or mortgage pass-through certificates representing an undivided interest in pools of mortgage loans formed by the Trust. However, there is no assurance that the Trust will adopt financing strategies in the future which will include the issuance of mortgage-backed securities as an alternative for the financing of its Mortgage Investment Business. Similarly, the investment policies of the Trust for its Mortgage Investment Business and its Bylaws may be modified by the Trust's Board of Directors.

         The Trust is negotiating for additional lines of credit secured by a portion of the Trust's mortgage loan portfolio and at the rates that are consistent with its financing objectives described herein. The Trust, through CAFC, has obtained third-party warehouse financing at interest rates that are consistent with its financing objectives described herein. The Trust also extends a warehouse reverse repurchase facility to CAFC which at December 31, 2001 aggregated $4,217,407. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which CAFC effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

         MORTGAGE CONDUIT BUSINESS

         General. CAFC was organized on April 15, 1997 as a taxable subsidiary and began its mortgage origination and whole loan sales operations on a start-up basis in August, 1997. The Mortgage Conduit Business consists primarily of the origination and the purchase and sale of mortgage loans with a complete spectrum of credit grades secured by first liens and second liens on single (one-to-four) family residential properties that are originated in accordance with its underwriting guidelines. The Trust's Mortgage Conduit Business acts as a conduit between the originators of such mortgage loans and permanent investors in such loans. Capital Alliance Advisors, Inc. contracts with CAFC for its management and for its mortgage origination, loan processing and underwriting, and secondary sales services. The Trust's Manager owns a 1% economic interest and 100% of the of voting control of CAFC.

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

         Marketing and Production. CAFC's competitive strategy in its Mortgage Conduit Business is to offer to its mortgage loan broker and correspondent network, a complete spectrum of credit-grade residential mortgage loans to be sold in the secondary market network. This should enable CAFC to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and correspondents and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to provide responsive and consistent underwriting and funding services to its mortgage broker and correspondent networks. CAFC and the Trust emphasize flexibility in their mortgage loan products to attract correspondents and establish relationships. CAFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network.

         A substantial portion of the mortgage loans to be originated or purchased through the Mortgage Conduit Business are non-conforming mortgage loans. Such non-conforming loans may involve some greater risk as a result of underwriting and product guidelines which will differ from those applied by FNMA and FHLMC primarily with respect to loan size, borrower income or credit history, required documentation, interest rates, and borrower occupancy of the mortgaged property. In general, non- conforming residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, are normally subject to higher rates of loss and delinquency than the other non-conforming loans to be purchased by the Mortgage Conduit Business. As a result, these loans normally bear a higher rate of interest, and may be subject to higher fees (including greater prepayment fees and late payment penalties), than non-conforming loans of "A" quality.

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

         The Trust's Manager, through its correspondent and broker network, including the Trust's subsidiary CAFC which is managed by CAAI, accounted for 100% of the total mortgage loans acquired by the Trust during the year ended December 31,2001.

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

         Whole Loan Sales. CAFC sells its mortgage loans on a loan-by-loan or "flow" basis, service released. CAFC does not accumulate a pool of mortgage loans for sale to investors in whole loan sale transactions. While the loans sold by the Trust's Mortgage Conduit Business will generally be sold on a non-resource basis with respect to economic interest and rate risk, such sales will generally be made pursuant to agreements that provide for recourse by the purchaser against the Trust's Mortgage Conduit Business in the event of a breach of any representation or warranty made by the Trust's Mortgage Conduit Business, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. The Trust's Mortgage Conduit Business will generally try to limit the remedies of such purchasers to the remedies the Trust's Mortgage Conduit Business receives from the persons from whom the Trust's Mortgage Conduit Business purchases a portion of such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans may be broader than those available to the Trust's Mortgage Conduit Business against its seller, and should a purchaser exercise its remedies and rights against it, the Mortgage Conduit Business may not always be able to enforce whatever remedies it may have against its sellers.

         WAREHOUSE LENDING BUSINESS

         The Trust's third line of business is its Warehouse Lending Business. Such operations consist primarily of financing for its affiliated mortgage bankers, including CAFC and Calliance Realty Fund, LLC. The non-conforming mortgage loans funded with such financing may be acquired by the Trust for its portfolio when such loans meet its investment criteria. These facilities provide reverse financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the pre-approved investor. The
Trust's financing is non-recourse and the Trust can only look to the sale or liquidation of the mortgage loans as a source of repayment or repurchase. Any claim of the Trust as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under these facilities are presented on the Trust's balance sheet as "Notes receivables from related party."

         The Trust provides $5 million and $1.5 million reverse repurchase facilities to CAFC and Calliance Realty Fund, LLC. The lines of credit outstanding on the Trust's balance sheet is structured to qualify under the REIT asset tests and to generate income qualifying under the 75% gross income test. The terms of the line are market based and may include a per loan fee of up to $500 with an advance rate of 100% of the fair value of the mortgage loans outstanding.

         Utilizing reverse repurchase agreements, at December 31, 2001, the Trust had outstanding balances of $4,217,407 to CAFC and $0 to Calliance Realty Fund, LLC, both affiliated mortgage banking companies.

         HEDGING

         The mortgage loans held by the Mortgage Investment Business mostly carry fixed rates and have relatively short maturities. As the portfolio of fixed-rate mortgage loans increases or if the portfolio's scheduled maturities increase, it is anticipated that various hedging strategies will be implemented to provide protection against interest rate risks. The nature and quantity of hedging transactions will be determined by the Manager based on various factors, including market condition, the expected volume of mortgage loan originations and purchases for investment and the mortgage volume and period of time required to accumulate and to sell mortgage loans.

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

         SERVICING

         As the Trust or CAFC originates mortgage loans, they acquire the servicing rights. The Trust and CAFC subcontract all of their servicing obligations under such loans to CAAI, the Trust's Manager. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Trust's guidelines. All or a portion of the aforementioned servicing responsibilities may be subcontracted by the Trust's Manager.

         Servicing Portfolio. The following tables sets forth certain information regarding the Trust's servicing portfolio of loans for the years ended

                                                 December 31, 1999       December 31, 2000       December 31, 2001
                                                 -----------------       -----------------       -----------------

Beginning servicing portfolio                       $8,968,645               $10,807,644             $11,906,586
Loans added to the servicing portfolio              $7,452,006                $7,457,537             $15,380,173

Loans sold, servicing released and principal
    paydowns (1)                                    $5,630,987                $6,358,592              $9,547,836
                                                  ------------              ------------            ------------

Ending servicing portfolio                         $10,807,644               $11,906,589             $17,738,923

Number of loans serviced                                    82                        84                      99
Average loan size                                     $131,801                  $141,745                $179,181


     (1) Includes normal loan payoffs, principal amortization prepayments, and loans contributed as capital to CAFC, less reserves and foreclosures.

         Geographical Distribution. The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

                   December 31, 1999               December 31, 2000                December 31, 2001
               ------------------------       --------------------------       --------------------------
                Number         $-% of          Number           $-% of          Number           $-% of
 State         of Loans       Portfolio       of Loans         Portfolio       of Loans         Portfolio
 -----         --------       ---------       --------         ---------       --------        ----------
   CA            80              97%              75               89%            95              96%
   OR             0               0%               1                1%             1               1%
   UT             2               3%               4                5%             2               2%
 Other            0               0%               4                5%             1               1%
                 --             ----              --              ----            --             ----
Totals:          82             100%              84              100%            99             100%

      Interest. The weighted average interest for the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1999 was 12.15%, at December 31, 2000 it was 12.46%, and at December 31, 2001 it was 13.21%.

         Maturity. The weighted average adjusted maturity of the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 1999 was
22.57 months, at December 31, 2000 it was 27.48 months, and at December 31, 2001 it was 24.92 months. The following table shows the Trust's loan maturities at the dates presented.

                       December 31, 1999               December 31, 2000               December 31, 2001
                   ------------------------      ---------------------------      -------------------------
   Terms             Amount          $-%           Amount             $-%           Amount           $-%
  of Loans          of Loans      Portfolio       of Loans         Portfolio       of Loans       Portfolio
  --------         ---------      ---------      ---------         ---------      --------        ---------

0-12 months        6,548,777         61%         $3,254,592           27%         7,339,035          41%
13-24 months       1,365,577         13%          1,094,670            9%         1,143,689           6%
25-36 months         587,213          5%            505,576            4%            84,946           1%
37-48 months            None          0%            544,132            5%         2,208,485          13%
Over 48            2,306,077         21%          6,507,619           55%         6,962,768          39%
                 -----------        ----        -----------          ----       -----------         ----
Totals:          $10,807,644        100%        $11,906,589          100%       $17,738,923         100%


         Delinquencies. The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                       December 31, 1999             December 31, 2000            December 31, 2001
                    -----------------------       -----------------------      -----------------------
    Loans            Number        $-% of          Number        $-% of         Number        $-% of
Delinquent For:     of Loans      Portfolio       of Loans      Portfolio      of Loans      Portfolio

31-60 days              3             3%             3             3%             6            4%
61-90 days              2             4%             3             4%             8            5%
91 days+                7             8%             8(1)         10%             5(2)         3%
                       --            ---            -----         ---            -----        ---
Totals:                12            15%            14            17%            19           12%

(1) Four of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2001.

(2) Three of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2002. REGULATION

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

         EMPLOYEES

         The Trust has no employees. The Manager employs and provides all of the persons required for the operation of the Trust and its Mortgage Investment Business. At December 31, 2001, the Manager employed 15 persons. Additional employees will be required to staff the anticipated growth of the Mortgage Conduit Business. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.

  ITEM 2.  PROPERTIES

         The Trust's Manager lease executive and administrative offices located at 50 California Street, Suite 2020, San Francisco, California, 94111, and consist of approximately 3,000 square feet.

         CAFC leases space in Irvine and San Diego, California for its branch offices on a short-term basis.

         Management believes that the terms of the leases are at least as favorable as could have been obtained from an unaffiliated third party. Management believes that these facilities are adequate for the Manager's, the Trust's and CAFC's foreseeable needs and that alternate space at reasonable rental rates is available, if necessary.

  ITEM 3.  LEGAL PROCEEDINGS

         None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 2001.

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON
  EQUITY AND RELATED STOCKHOLDER MATTERS

         The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low split-adjusted sale prices of the Common Stock as quoted on the American Stock Exchange and NASDAQ composite were:

                                                             Dividend
     Year        Quarter          High          Low          per Share
-----------  --------------  -------------  ------------  ---------------


     2000         1st*          $13.20         $6.73           0.255
                  2nd*           10.95          7.89           0.255
                  3rd*           10.71          6.63           0.255
                  4th*           10.53          6.93            ---


     2001         1st*           12.66          6.81           0.255
                  2nd*           13.50          8.73           0.255
                  3rd            13.41         11.91           0.255
                  4th            13.70         12.10           0.280

     2002         1st            14.20         12.91           0.300
               April 1-12        15.40         14.45           0.400

         * All information is adjusted to reflect the May 14, 2001 one-for-three reverse stock split.

         On December 31, 2001, there were approximately 110 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 138 holders of record of the Trust's Preferred Stock which is not publicly traded. The Trust believes that its Common Stock is beneficially held by in excess of 750 shareholders.

         On March 7, 2000, the Trust's Board of Directors authorized the Trust to repurchase up to $250,000 of the Trust's Common Stock, in open market purchases, from time to time, at the discretion of the Trust's management. On December 21, 2000, the Board of Directors increased the Stock Purchase Plan to $400,000, on June 19, 2001, to $550,000, and on March 13, 2002, to $695,000. As
of March 14, 2002, $240,438 is available to repurchase the Trust's Common Stock. Separately, in a private transaction with Sutter Capital Management, the Board authorized the purchase of 47,500 Common Shares at $13.50 per Share. This transaction closed on September 3, 2001. The timing and extent of future repurchases will depend on market conditions. The Trust intends to effect such repurchase in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of December 31, 2001, the Trust had acquired 91,066 post- split Common Shares under the repurchase plan at a total cost of $1,095,808. On December 21, 2001, Treasury Shares totaling 6,000 were used to satisfy exercised Common Share stock options. As of December 31, 2001, the Trust held 85,066 shares of Common Stock in the treasury.

         On April 17, 2001, the Board of Directors duly approved the amendment of the Corporation's Certificate of Incorporation to effect a one-for-three reverse stock split of the Trust's Common and Preferred Shares, which approval was duly ratified by the shareholders of the Trust at its annual shareholders' meeting on August 8, 2001. The reverse stock split became effective after the close of business on May 11, 2001.

         To maintain its qualification as a REIT, the Trust has made and intends during 2002 to make annual distributions to stockholders of at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains or loan loss reserves. The Trust declares regular quarterly Common dividend distributions and monthly Preferred dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the taxable earnings of CAFC, the financial condition of the Trust and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level for the Trust's Common Stock. The Trust paid quarterly dividends on the Trust's Common Stock for the quarters ending March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001 at $0.255,
$0.255, $0.255, and $0.280 per post-split share respectively. The Trust during 2001 paid 12 consecutive monthly dividends on the Trust's Preferred Stock at an average of $.197 per post-split share per month.

         Holders of the Preferred Shares are entitled to a dividend preference in an amount equal to an "annualized return"on the Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b) 1.50% over the Prime Rate (determined on a not less than quarterly basis), or (c) the rate set by the Board of Directors. The preferred dividend preference is not cumulative.

         After declaring dividends for a given year to the Preferred Shares in the amount of the dividend preference, no further distributions may be declared on the Preferred Shares for the subject year until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year. Any Distributions associated with a payment date that are declared after the Directors have declared Distributions on Common Shares in the amount of the additional dividend generally will be allocated such that the amount of dividends per share to the Preferred Shares and Common Shares for the subject year are equal. The Preferred Shares additional dividend is not cumulative.

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

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


  ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of the Trust derived from the audited financial statements for the years ended December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, and December 31, 2001.

         The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                              Twelve Month Year Ended December 31
                                              -----------------------------------
  Financial Summary                 1997         1998          1999          2000          2001
                                    ----         ----          ----          ----          ----

 Operations:
Revenue                        $   776,405   $ 1,677,233   $ 1,243,866   $ 1,623,656   $ 2,858,179

Net income                         535,789     1,003,706       450,605       515,023     1,142,896

Per Share Data:

Weighted average basic
   earnings - split adjusted          --     $      1.05          --            --     $      1.46


Weighted average diluted
   earnings - split adjusted          --     $      1.02          --            --     $      1.05


Balance Sheet Data:

Mortgage notes receivable      $ 4,915,186   $ 8,986,645   $10,807,644   $11,906,589   $17,738,923

Total assets                    10,132,419    16,804,983    17,006,696    19,299,332    25,343,401

Total liabilities                  311,096       757,532     1,579,862     4,589,168    11,248,860

Shareholder's equity             9,821,323    16,047,451    15,426,834    14,710,164    14,094,541

Common share equity              3,946,199    10,259,271     9,754,458     9,125,847     8,510,224

Common shares (postsplit)          187,507       494,913       494,913       467,754       410,095

Common share book value        $     21.04   $     20.73   $     19.71   $     19.51   $     20.75

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The preparation of Trust's financial statements were based upon the operating results of the Trust.

         GENERAL

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

         On September 30, 1998, the initial public offering of Common Shares was completed. As of December 31, 1998, 1,484,740 Common Shares were issued and outstanding.

         On November 17, 2000, the Trust duly approved a one share for each three share reverse stock split of its Common and Preferred Shares which became effective at the close of business on May 11, 2001. After the split, approximately 494,913 Common Shares were issued and outstanding and 213,761 Preferred Shares were issued and outstanding. These outstanding totals include 27,160 Common Shares and 3,176 Preferred Shares held in the Treasury on May 14, 2001.

         Operating Strategy. The Trust invests as a portfolio lender primarily in non-conforming mortgage loans on one-to-four unit residential properties primarily secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades.

         CAFC's operating strategy is to originate, through mortgage loan brokers and the correspondent network, conforming and non-conforming home equity loans to be sold to the Trust and to be sold in the secondary mortgage market for cash. Although the loans currently made are concentrated in California, CAFC plans to originate and/or purchase loans on an individual basis throughout the western United States. Loans will then be sold into the secondary market for a premium or to the Trust at fair market value, when they meet the Trust's underwriting standards (which include a combined loan-to- value ratio that does not exceed 75% of the underlying collateral).

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

         Contingencies and Commitments. As of December 31, 2001, the Trust's real estate investments included two properties held for sale at a capitalized cost of $234,527 and a loan portfolio of $17,738,923 consisting of 99 loans, of which 13 loans totaling $1,543,353 or 8% of the portfolio loan value were delinquent over 60 days.

         As of December 31, 2000, the Trust's real estate investments included three properties held for sale at a capitalized cost of $530,000 and a loan portfolio of $11,906,589 consisting of 84 loans of which 11 loans totaling $1,637,574 or 14% of the portfolio loan value were delinquent over 60 days.

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

         The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, the Trust did not have any commitments to fund loans as of December 31, 2001 and December 31, 2000.

         RESULTS OF OPERATIONS

         The results of operation for the years ended December 31, 2001, December 31, 2000, and December 31, 1999 follows. The historical information presented herein is not necessarily indicative of future operations.

         YEAR ENDED DECEMBER 31, 2001
         COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues for the year ended December 31, 2001 increased to $2,858,179 as compared to $1,623,656 for 2000, primarily from CAFC's 2001 operating gain of $381,156 compared to CAFC's 2000 operating loss of $489,507 which was reported as part of the Trust's gross revenues and CAIT's increased interest income from a larger mortgage portfolio during 2001. Other income for the year ended December 31, 2001 increased on account of prepayment fees from early mortgage payoffs.

         At year ended December 31, 2001, the mortgage notes receivable balance was $5,832,334 greater than the year ended December 31, 2000 mortgage notes receivable balance. At year ended December 31, 2001, the warehouse lines of credit balance to related parties was $527,266 less than the year ended December 31, 2000 warehouse lines of credit. At year ended December 31, 2001, the real estate held for sale balance was $295,473 less than the year ended December 31, 2000 real estate held for sale balance.

         Expenses for the year ended December 31, 2001 increased to $1,695,149 as compared to $1,083,519 for the previous year. The increase in 2001 compared to 2000 is primarily due to higher compensation to the Manager, higher interest expenses from increased borrowings, and the increased general and administrative expenses of operating a larger company.

         The 2000 and 2001 gains or losses from sales of real estate held and real estate owned operating expenses were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

         Net Income for the year ended December 31, 2001was $1,142,896. Net Income for the year ended December 31, 2000 was $515,023.

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

         At year ended December 31, 2000 the mortgage notes receivable balance was $1,089,925 greater than the year ended December 31, 1999 mortgage notes receivable balance. At year ended December 31, 1999, the lines of credit balance was $1,555,357 more than the year ended December 31, 1999 lines of credit balance. At year ended December 31, 2000 the real estate held for sale balance was $114,326 less than the year ended December 31, 1999 real estate held for sale balance.

         Expenses for the year ended December 31, 2000 increased to $1,083,519 as compared to $775,709 for the previous year. The increase in 2000 compared to 1999 is primarily due to higher interest expenses of $172,237, higher compensation of $60,579 to the Manager, and higher general and administrative expenses of $61,763.

         The 2000 and 1999 sale of real estate held and real estate owned operating expenses were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Management believes that cash flow from operations, the mortgage loans that are paid off, the disposition of real estate owned, bank loan facilities, and warehouse lines of credit currently available and warehouse lines of credit which the Trust and CAFC anticipate will be acquired during 2002 for the Mortgage Conduit Business will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 2001

         As of January 1, 2001, the Trust had $368,241 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2001 were $441,909. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's increased liquidity was the $5,875,781 increase in borrowings. Offsetting the increased loans payable balance was a $5,832,334 increase in mortgage notes receivable.

         Net cash provided by the operating activities during the 12 months ended December 31, 2001 was $1,388,545. Net Income of $1,142,898 and the non-cash provision for loan losses of $203,421 were the primary suppliers of cash. The primary operating activity use of cash was CAFC's net income of $381,156.

         Net cash provided by financing activities during the 12 months ended December 31, 2001 was $4,109,760. The provider of cash from financing activities was $5,875,781 drawn from bank lines of credit. Dividends paid of $966,709 and net treasury stock purchases of $791,812 were the largest users of cash from financing activities.

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

         Net cash provided by the activities during the twelve months ended December 31, 2000 was $1,789,050. Net income of $515,023 and the non-cash accounting loss of $489,507 in CAFC were the primary suppliers of cash.

         Net cash provided in financing activities during the twelve months ended December 31, 2000 was $1,499,818. The principal generators of cash from financing activities was $2,832,761 provided from bank loans. Dividends paid of $981,693 were the most significant users of cash from financing activities.

         QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

         Forwarding-Looking Statements. Certain statements contained herein are not, and certain statements contained in future filings by the Trust with the SEC, in the Trust's press releases or in the Trust's public and stockholder communications may not be based on historical facts and are "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward- looking statements may be identified by reference to a future period or periods, or by the use of forward- looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

         Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

         Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the December 31, 2001 balance sheet of the lower of cost or market.

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

         On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (25 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.

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

         The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the reserve for loan losses in the Trust's portfolio for 2001 would reduce the 2001 GAAP income applicable to common shareholders by $180,000 or 28%.

         Asset and Liability Management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (25 months).

         The majority of the Trust's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The Trust's borrowings are currently under a variable rate line of credit that resets monthly. Given this relationship between assets and liabilities, the Trust's interest rate sensitivity gap is highly negative. This implies that a period of falling short term interest rates will tend to increase the Trust's net interest income, while a period of rising short term rates will tend to reduce the Trust's net interest income.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data listed in Item 14(a)(1) are incorporated herein by reference and filed as part of this report.

         Selected Quarterly Financial Data required by Item 302(a) of Regulation S-K is set forth in the financial statements filed as part of Registrant's Form 10-Qs for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated herein by reference and filed as part of this report.

         The unaudited 2001and 2000 fourth quarter operating statement is presented below with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the three year period ended December 31, 2001.


                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended
                                                       December 31
                                                   2000            2001
                                                   ----            ----

 REVENUES
     Interest income                           $   511,016    $   641,906
     Investment income from affiliates             (27,005)        49,908
     Other income                                    6,718         39,437
                                               -----------    -----------
        Total revenues                             490,729        731,251

  EXPENSES
     Loan servicing and origination
        fees to related party                      129,200        198,823
     Interest expense                               58,441         74,021
     Provisions for loan losses                     99,437         60,162
     Operating expenses of real estate owned         4,580          7,113
     General and Administrative                     43,262         90,367
                                               -----------    -----------

        Total expenses                             334,920        430,486

  NET INCOME BEFORE GAIN
  ON REAL ESTATE OWNED                             155,809        300,765

  GAIN ON REAL ESTATE OWNED                           --             --
                                               -----------    -----------

  NET INCOME                                   $   155,809    $   300,765
                                               ===========    ===========

  PREFERRED SHARE DIVIDENDS                    $   145,354    $   104,709

  WEIGHTED AVERAGE PREFERRED
     SHARE OUTSTANDING                             210,586        210,644

  BASIC EARNINGS PER
     COMMON SHARE                              $      0.02    $      0.48

  DILUTED EARNINGS PER
     COMMON SHARE                              $      0.02    $      0.33

  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC EARNINGS                  473,033        406,095

  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED EARNINGS                473,033        587,720

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         DIRECTORS

  Thomas B. Swartz, 70; Chairman and Chief Executive Officer (1)

         Class I Director since 1995; current term expires in 2003; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (1994 to 1996); Chairman, Sierra Capital Acceptance (1995 to
2000); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980-1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989-1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

  Dennis R. Konczal, 51; President, Director and Chief Operating Officer (1)

         Class II Director since 1995; current term expires in 2004; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; Executive Vice-President, Trustee and Chief Operating Officer of Capital Alliance Income Trust I (1991 to 1996) and of Capital Alliance Income Trust II (1994 to 1996); President and Director, Sierra Capital Acceptance (1995 to 2000); President, Director and Chief Operating Officer of Sierra Capital Companies (1984 to date) and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to 1999); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

  Richard J. Wrensen, 46; Executive Vice-President, Director and Chief Financial Officer (1)

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

  Stanley C. Brooks, 52; Director (2)

         Class II Director since 1996; current term expires 2004; President and Chairman, Brookstreet Securities Corporation (1990 to date); Executive Vice-President, Toluca Pacific Securities Corporation (1987 to 1989); Senior Vice-President, First Affiliated Securities (1983 to 1986); Senior Vice-President, Private Ledger Financial Services (1976 to 1983); Member, National Futures Association (1991 to date); Member, Securities Industry Association (1995 to date); Member, Regional Investment Bankers Association (1990 to date); Licensed Principal, NASD (1970 to date); California State Polytechnic Institute, B.S. Business Administration 1970. Mr. Brooks was elected to the Board of Directors pursuant to the Underwriting Agreement between the Trust and Brookstreet Securities Corporation as the Managing Broker-Dealer of the Trust's current public offering of its Common Stock.

  Harvey Blomberg, 61; Director (1)(2)

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

  Donald R. Looper,49; Director (2)

         Class III Director since March 2001; current term expires 2002; Senior Partner of the Houston-based law firm of Looper, Reed, & McGraw (1985 to date); Mr. Looper's legal practice has involved the representation of both public and privately-owned corporations and the complex structuring of substantial financings involving mortgage financings of real estate and international business transactions. University of Texas, B.A. degree (1974); Master of Professional Accounting degree (specialization in Tax Accounting) (1976), University of Texas; J.D. degree in Law, University of Houston (1979).

-------------------------

  (1)    Also is a member of the Executive Committee.

  (2)    Also is a member of the Audit Committee.

         EXECUTIVE OFFICERS

         The following persons currently serve as executive officers of the Trust or, where indicated, the Trust's Manager. The Trusts's Executive Officers hold office at the discretion of the Directors.

     Name                         Age              Position
     ----                         ---              --------

     Thomas B. Swartz             70            Chairman and Chief
                                                Executive Officer

     Dennis R. Konczal            51            President and Chief
                                                Operating Officer

     Richard J. Wrensen           46            Executive Vice President
                                                and Chief Financial Officer

     William W. Aubrey, II        42            Senior Vice President of Manager

     Linda St. John               46            Corporate Secretary

         The principal occupations of the non-Director Executive Officers of the Trust during the last five years or more are set forth below:

  William W. Aubrey, II, 42; Senior Vice President of Manager

         Senior Vice-President, Capital Alliance Advisors, Inc. (1998 to date); Senior Vice-President, Sierra Capital Acceptance (1995 to 2000); Vice-President, Regional Supervisor, Citizens Thrift and Loan Association (responsible for overall supervision of regional production and operations; specialized in non-conforming, sub-prime residentially secured loans) (1990 to 1995); Branch Manager, First Fidelity Thrift and Loan (negotiated and underwrote real estate secured construction and equity loans) (1988 to 1990); Vice President, Topa Thrift and Loan Association (established loan brokerage and mortgage banking relationships) (1984 to 1988); B.S, Finance, La Roche College, Pittsburg, PA
(1983).

  Linda St. John, 46, Corporate Secretary

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

         COMPENSATION OF DIRECTORS

         Director Fees. The Trust pays each unaffiliated Director an annual fee of $5,000. In 2001 Messrs. Brooks and Blomberg each received $5,000 as a Director's fee. Mr. Looper received $3,750.

         Committee and Other Meeting Fees. The Directors are also entitled to $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 2001 total committee and meeting fees for Mr. Brooks, Mr. Blomberg and Mr. Looper were $2,800, $3,000 and $2,400, respectively.

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

  ITEM 12.  SECURITY OWNERSHIP OF
  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of March 31, 2002 by (1) each person known to the Trust to beneficially own more than five percent of the Trust's Common Shares or Preferred Shares, (2) each Director, (3) the Trust's executive officers, (4) the Manager's executive officers, and (5) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners name have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                  Number of Shares               Percentage of Shares
                                                      of Stock                         Of Stock
                                                 Beneficially Owned               Beneficially Owned
                                                 ------------------               ------------------

  Name of Beneficial Owner                     Common        Preferred           Common       Preferred
  ------------------------                     ------        ---------           ------       ---------

  Thomas B. Swartz (1)(4).................       1,029        1,263                 *            *
  Dennis R. Konczal (2)(4)................       9,632          984                2.3%          *
  Richard J. Wrensen (3)(4)...............      48,767        1,555               11.7%          *
  Linda St.  John (5).....................       3,750            0                *             0
  William W. Aubrey II (6)................       1,500            0                *             0
  Stanley C. Brooks (7)...................           0            0                0             0
  Harvey Blomberg (8).....................           0            0                0             0
  Donald R.  Looper.......................           0            0                0             0
  All directors and executive officers
    as a group (7 persons) (9)............      90,096        7,546               21.6%         3.6%
  Thomas Morford (10).....................           0       16,334                 0           7.7%

  * Represents less than 1% of outstanding shares.
  --------------------

(1)   Mr. Swartz has unexercised options to purchase 55,687 shares of Common
      Stock.

(2)   Mr. Konczal has unexercised options to purchase 54,687 shares of Common
      Stock.

(3)   Mr. Wrensen has unexercised options to purchase 47,213 shares of Common
      Stock.

      Mr. Wrensen's wife owns 20,400 shares of Common Stock and 1,355 Series A Preferred Shares as of March 31, 2002, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 4.9% of the outstanding Common Shares and less than 1% of the outstanding Preferred Shares.

(4) Capital Alliance Advisors, Inc., the Trust's Manager, owns beneficially 25,418 Shares of Common Stock and 3,661 shares of Series A Preferred Shares as of March 31, 2002, representing 6.2% of the outstanding Common Shares and 1.7% of the outstanding Series A Preferred Shares. Messrs. Swartz, Konczal and Wrensen are officers and directors of the Manager and collectively own all of the outstanding Common Shares of the Manager. The Manager has unexercised options to purchase 9,189 shares of Common Stock.

(5)   Ms. St. John has unexercised options to purchase 3,750 shares of Common
      Stock.
                                       26

(6)   Mr. Aubrey has unexercised options to purchase 11,250 shares of Common
      Stock.

(7)   Mr. Brooks has unexercised options to purchase 12,375 shares of Common
      Stock.

(8) Mr. Blomberg has unexercised options to purchase 12,375 shares of Common Stock.

(9) This total includes the Common and Preferred Shares owned by Capital Alliance Advisors.

(10) Mr. Morford, a private investor, owns beneficially 16,334 shares of Series A Preferred Shares as of March 31, 2002, representing 7.7% of the outstanding Series A Preferred Shares.

  ITEM 13.  CERTAIN RELATIONSHIPS
  AND RELATED TRANSACTIONS

         Arrangements and Transactions with CAAI. CAAI is the Manager of the Trust and provides (a) management and advisory services to the Trust in accordance with the Management Agreement and (b) mortgage origination and loan servicing services to the Trust in accordance with the Mortgage Origination and Servicing Agreement. As previously described, the Trust will utilize the mortgage banking experience, management expertise and resources of CAAI in conducting its Mortgage Investment and its Mortgage Conduit Business. In addition, three of the six Directors and the officers of the Trust also serve as Directors and/or officers of CAAI. However, Unaffiliated Directors constitute 100% of the Audit Committee of the Board of Directors of the Trust. CAAI owns all of the voting common stock and a 1% economic interest in CAFC, the Trust's Mortgage Conduit Subsidiary. The Trust owns all of the non- voting preferred stock of CAFC representing 99% of the economic interest in CAFC. CAAI has the power to elect all of the directors of CAFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of such subsidiary is required. CAAI and/or the officers and directors of CAFC who may be officers and directors of the Trust, will be separately compensated for their management services to the subsidiary and will provide origination, financing and administrative services to the subsidiary through separate agreements and an intercompany allocation of the cost of such services. The Trustees, the Manager and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Manager must upon request by the Directors disclose any investments which are within the purview of the Trust's investment policies.

         CAAI also has interests that may conflict with those of the Trust in fulfilling certain duties. In addition, Messrs. Swartz, Wrensen and Konczal, the officers and directors of CAAI are also officers and directors of the Trust. The officers and directors of CAAI are also involved in other businesses including Calliance Realty Fund which may generate profits or other compensation. The Trust will not share in such compensation.

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

                For the three-year period ended December 31, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Trust changed its method of accounting for organization costs in 1999.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




NOVOGRADAC & COMPANY LLP
San Francisco, California
April 16, 2002

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                                 BALANCE SHEETS
                        as of December 31, 2001 and 2000


ASSETS                                                                           2001            2000
                                                                                 ----            ----

Cash and cash equivalents                                                    $    441,909    $    368,241
Restricted cash                                                                 1,285,382         654,084
Accounts receivable                                                               292,588         293,592
Notes receivable:
Lines of credit to related parties                                              4,217,408       4,744,674
Mortgage notes receivable                                                      17,738,923      11,906,589
Allowance for loan losses                                                        (180,000)        (80,000)
                                                                             ------------    ------------
Net receivable                                                                 21,776,331      16,571,263
Real estate owned                                                                 234,527         530,000
Investments in affiliate                                                        1,062,210         603,459
Origination costs                                                                 227,392         197,131
Loan fees, net of amortization of $128,750 in 2001,
   and $39,688 in 2000                                                             23,062          81,562
                                                                             ------------    ------------

Total assets                                                                 $ 25,343,401    $ 19,299,332
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Mortgage note holdbacks                                                      $  1,285,382    $    654,084
Loans payable                                                                   9,613,292       3,737,511
Due to affiliates                                                                 126,984          42,190
Other liabilities                                                                 223,202         155,383
                                                                             ------------    ------------
Total liabilities                                                              11,248,860       4,589,168
                                                                             ------------    ------------

Stockholders' Equity
Preferred stock, $.01 par value, 675,000 shares authorized;
   213,819 shares issued and outstanding in 2001,
   641,238 shares issued and outstanding in 2000                                    2,138           6,413
Additional paid in capital-preferred stock                                      5,669,123       5,664,848
Less: treasury stock, 3,176 preferred shares in 2001,
9,526 unadjusted preferred shares in 2000, at cost                                (86,944)        (86,944)
Common stock, $.01 par value, 5,000,000 shares authorized;
495,161 shares issued and outstanding in 2001
and 1,484,740 shares issued and outstanding in 2000                                 4,952          14,847
Additional paid in capital-common stock                                         9,370,895       9,361,000
Less: treasury stock, 85,066 common shares in 2001,
 81,479 unadjusted common shares in 2000, at cost                              (1,041,812)       (250,000)
Retained earnings                                                                 176,189            --
                                                                             ------------    ------------
Total stockholders' equity                                                     14,094,541      14,710,164
                                                                             ------------    ------------

Total liabilities and stockholders' equity                                   $ 25,343,401    $ 19,299,332
                                                                             ============    ============

                            See accompanying notes.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                             STATEMENT OF OPERATIONS
              For the years ended December 31, 2001, 2000, and 1999


REVENUES                                           2001           2000           1999
                                                   ----           ----           ----
Interest income                                $ 1,893,211    $ 1,614,889      1,611,363
Interest income from affiliates                    510,235        486,030        342,367
Equity in gain (loss) of affiliates                381,156       (489,507)      (732,016)
Other income                                        73,577         12,244         22,152
                                               -----------    -----------    -----------
Total revenues                                   2,858,179      1,623,656      1,243,866

EXPENSES
Loan servicing fees to related parties             407,701        277,224        251,655
Management fees to related party                   290,180        197,556        162,546
Interest expense on loans                          463,984        203,658        100,038
Interest expense on loans from related party        22,657           --             --
Interest expense on real estate owned                 --           68,617           --
Provision for loan loss                            203,549        175,937        162,500
Taxes                                               32,567         22,334         22,540
Amortization                                        66,625         35,730          3,333
General and administrative                         207,884        102,463         73,097
                                               -----------    -----------    -----------
Total expenses                                   1,695,147      1,083,519        775,709

INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED                                     1,163,032        540,137        468,157
Operating expenses of real estate owned            (20,134)       (22,590)        (5,427)
Gain (loss) on real estate owned                      --           (2,524)        (1,779)
                                               -----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE                 1,142,898        515,023        460,951
Cumulative effect on prior years of
accounting change                                     --             --          (10,346)
                                               -----------    -----------    -----------

NET INCOME                                     $ 1,142,898    $   515,023    $   450,605
                                               ===========    ===========    ===========

NET INCOME PER PREFERRED SHARE                 $      2.37    $      2.45    $      2.14

WEIGHTED AVERAGE PREFERRED
SHARES OUTSTANDING                                 210,644        210,586        210,586

BASIC EARNINGS PER COMMON SHARE                $      1.46    $      --      $      --

DILUTED EARNINGS PER COMMON SHARE              $      1.05    $      --      $      --

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC EARNINGS
PER SHARE                                          442,371        485,811        494,913
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-DILUTED EARNINGS
PER SHARE                                          614,996        485,811        608,618

                            See accompanying notes.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 2001, 2000, and 1999

                                                                                  (Common)
                                                                                 Additional
                                                   Common         Common           Paid in       Preferred
                                                   Shares          Stock           Capital         Shares
                                                   ------          -----           -------         ------

BALANCE AS OF JANUARY 1, 1999                     1,484,740    $     14,847    $ 10,244,424         631,757
Net income                                               --              --              --              --
Dividends                                                --              --        (504,813)             --
                                               ------------    ------------    ------------    ------------

BALANCE AS OF DECEMBER 31, 1999                   1,484,740          14,847       9,739,611         631,757
Purchase of 81,479 shares of Treasury Stock         (81,479)             --              --              --
Net income                                               --              --              --              --
Dividends                                                --              --        (378,611)             --
                                               ------------    ------------    ------------    ------------

BALANCE AS OF DECEMBER 31, 2000                   1,403,261          14,847       9,361,000         631,757
Three to one reverse stock split                   (935,507)         (9,898)          9,898        (421,171)
Issue of shares from rounding of stock split            247               3              --              58
Purchase of 63,906 shares of Treasury Stock         (63,906)             --              --              --
Exercise of options for 6,000 chares of
     Common stock                                     6,000              --              --              --
Net income                                               --              --              --              --
Dividends                                                --              --              --              --
                                               ------------    ------------    ------------    ------------

BALANCE AS OF DECEMBER 31, 2001                     410,095    $      4,952    $  9,370,898         210,644
                                               ============    ============    ============    ============

                                                               (Preferred)
                                                                Additional
                                                 Preferred       Paid in         Retained         Treasury
                                                   Stock         Capital         Earnings          Stock           Total
                                                   -----         -------         --------          -----           -----

BALANCE AS OF JANUARY 1, 1999                  $      6,413    $  5,868,711    $         --    $    (86,944)   $ 16,047,451
Net income                                               --              --         450,605              --         450,605
Dividends                                                --        (115,804)       (450,605)             --      (1,071,222)
                                               ------------    ------------    ------------    ------------    ------------

BALANCE AS OF DECEMBER 31, 1999                       6,413       5,752,907              --         (86,944)     15,426,834
Purchase of 81,479 shares of Treasury Stock              --              --              --        (250,000)       (250,000)
Net income                                               --              --         515,023              --         515,023
Dividends                                                --         (88,059)       (515,025)             --        (981,693)
                                               ------------    ------------    ------------    ------------    ------------

BALANCE AS OF DECEMBER 31, 2000                       6,413       5,664,848              --        (336,944)     14,710,164
Three to one reverse stock split                     (4,275)          4,275              --              --              --
Issue of shares from rounding of stock split             --              --              --              --              --
Purchase of 63,906 shares of Treasury Stock              --              --              --        (845,812)       (845,812)
Exercise of options for 6,000 chares of
     Common stock                                        --              --              --          54,000          54,000
Net income                                               --              --       1,142,898              --       1,142,898
Dividends                                                --              --        (966,709)             --        (966,709)
                                               ------------    ------------    ------------    ------------    ------------

BALANCE AS OF DECEMBER 31, 2001                $      2,138    $  5,669,123    $    176,189    $ (1,128,756)   $ 14,094,541
                                               ============    ============    ============    ============    ============

                            See accompanying notes.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000, and 1999

CASH FLOWS FROM OPERATING ACTIVITIES                       2000            2000            1999
                                                           ----            ----            ----
Net income                                            $  1,142,898    $    515,023    $    450,605
Adjustments to reconcile net income to cash
provided by operating activities:
Amortization                                                66,625          35,730           3,333
Loss on real estate owned                                     --             2,524           1,779
(Income) loss from investment in affiliates               (381,156)        489,507         732,016
Provision for loan losses                                  203,549         175,937         162,500
(Increase) decrease in interest receivable                   1,004         (60,575)        (39,776)
Accrued interest capitalized to real estate owned             --           (16,847)        (34,075)
Decrease in organization costs                                --              --            10,346
Increase  in security deposits                                --              --            32,133
Increase (decrease) in due to affiliates                    84,794         679,681        (534,190)
Increase (decrease) in other liabilities                    67,819         (31,930)         25,099
                                                      ------------    ------------    ------------
Net cash provided by operating activities                1,185,533       1,789,050         809,770
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in origination costs                              (30,261)        (33,496)        (43,418)
(Increase) decrease in warehouse lines of credit           527,266      (1,056,928)      1,967,781
Increase in investments in affiliates                         --          (222,500)       (100,000)
Increase in related party note receivable                     --              --           (22,500)
Investment in mortgage notes receivable                (15,500,173)     (8,029,562)     (7,452,006)
Repayment of mortgage notes receivable                   9,486,695       5,338,680       4,395,441
Net proceeds from sale of real estate owned                295,473       1,072,675         147,884
Capital costs of real estate owned                            --           (31,435)        (45,251)
                                                      ------------    ------------    ------------
Net cash used in investing activities                   (5,221,000)     (2,962,566)     (1,152,069)
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans                                 5,875,781       2,832,761         904,750
Loan fees paid                                              (8,125)       (101,250)        (20,000)
Purchase of treasury stock                                (845,812)       (250,000)           --
Sale of treasury stock                                      54,000            --              --
Common dividends paid                                     (468,102)       (378,611)       (504,813)
Preferred dividends paid                                  (498,607)       (603,082)       (566,409)
                                                      ------------    ------------    ------------
Net cash provided by (used in) financing activities      4,109,135       1,499,818        (186,472)
                                                      ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                             73,668         326,302        (528,771)
CASH AT BEGINNING OF PERIOD                                368,241          41,939         570,710
                                                      ------------    ------------    ------------

CASH AT END OF PERIOD                                 $    441,909    $    368,241    $     41,939
                                                      ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense paid                                 $    454,456    $    272,275    $    100,038
Taxes paid                                            $     32,567    $     16,900    $        800

NON-CASH INVESTING AND FINANCING ACTIVITY
Transfer of real estate owned to CAFC                 $       --      $    291,463    $       --
Transfer of mortgage loans to CAFC                    $     77,595    $    498,429    $    670,546

                            See accompanying notes.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


1.   Organization
     -------------

     Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, invests primarily in mortgage loans secured by real estate. The Trust was formed December 12, 1995 as a mortgage investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral.

     The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral. The investment in CAFC is reported in "Investments in affiliates" on the Trust's Balance Sheet and in "Equity in earnings of affiliates" in the Trust's Statement of Operations. CAFC's audited Balance Sheet and Statement of Operations are summarized in Note 10.

     Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's and CAFC's loans.


2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------

     Basis of accounting. The Trust prepares its financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America. The Trust's year-end for tax and financial reporting purposes is December 31.

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

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
      (continued)
     ------------

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

     Concentration of credit risk. The Trust holds numerous mortgage notes receivable. These notes are secured by first and second deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area.

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Trust's actual losses may differ from the estimate. Accounts receivable deemed uncollectible are written off or reserved. The Trust does not accrue interest income on impaired loans (Note 7).

     Real estate owned. Real estate owned results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned on the Statements of Operations (Note 8).

     Investments. The Trust owns 100% of the non-voting preferred shares and has a 99% economic interest in CAFC. As the Trust does not own the voting common shares of CAFC or control CAFC, its investment in CAFC is presented by the equity method of accounting. Under this method, original equity investments are recorded at cost and adjusted by the Trust's share of earnings or losses and decreased by dividends received (Note 10).

     The Trust held an investment in Sierra Capital Acceptance ("SCA"), a division of Sierra Capital Funding, LLC ("SCF"), a Delaware limited liability company that originated and sold residential mortgage loans. SCA operated as a separate operating division of SCF. The Trust's investment in SCA received a 15% preferential interest distribution per annum. Sierra Capital Services, Inc., a related party, owned 99% of the common shares of the Sierra Division of SCF and maintained voting control. SCA ceased operations in 2000 (Note 10)

     Origination costs. Origination costs relating to mortgage notes receivable are capitalized and amortized over the term of the notes.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


2.   Summary of significant accounting policies & nature of operations
     ------------------------------------------------------------------
     (continued)
     -----------

     State taxes. The state of Delaware imposed a tax on the capitalization of the Trust. The Trust expensed $31,766, $16,100, and $21,740 for these taxes in 2001, 2000, and 1999. The Trust paid $800 in franchise tax to the state of California in 2001, 2000, and 1999.

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes if the Trust distributes at least 90% (95% in 2000 and 1999) of its taxable income to its stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to stockholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements. For the years ended December 31, 2001, 2000, and 1999, the distributions per Preferred Share are allocated 100% as ordinary income. The distributions per Common share are allocated 100% as ordinary income.

     Reclassifications. Certain 1999 and 2000 amounts may have been reclassified to conform to 2001 classifications. Such reclassifications had no effect on reported net income.

     Earnings per share. Earnings per share and shares outstanding for 2000 and 1999 have been adjusted on the Statement of Operations for the three to one reverse stock split made May 11, 2001.


3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2001 and 2000, mortgage note holdbacks from the consummation of mortgage loans made amounted to $1,285,382 and $654,084, respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


4.   Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of December 31, 2001 and 2000, accrued interest and other amounts due from borrowers were $292,588 and $293,592, respectively.


5.   Lines of credit to related parties
     ----------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2001 and 2000, the Trust advanced to CAFC $4,217,408 and $3,501,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of December 31, 2001 and 2000 the applicable interest rate was 7.0% and 10.0%, respectively. The Trust earned interest in the amount of $447,246, $310,495, and $180,345, during 2001, 2000, and 1999, respectively, of which $740, $25,930 and $18,348 was outstanding as of December 31, 2001, 2000, and 1999, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with CAlliance Mortgage Trust, which subsequently merged into the Mortgage Division of CAlliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. CRF had repaid the advances as of December 31, 2001 and owed the Trust $1,242,734 for advances as of December 31, 2000. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $62,989, $97,663, and $23,760 during 2001, 2000, and 1999, respectively, of which $10,733 was outstanding as of December 31, 2000. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of December 31, 2001 and 2000 the Trust had repaid all borrowings from CRF. The Trust paid interest in the amount of $22,657 in 2001, of which $2,250 remains outstanding.

     The Trust entered into a loan purchase agreement on November 1, 1997 with Sierra Capital Acceptance LLC ("SCA"), a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advanced funds to SCA to acquire mortgage loans secured by real estate. The Trust then acquired all of SCA's rights, titles and interest in such loans. SCA was obligated to reacquire the loans from the Trust at a preset price. SCA ceased operations on June 30, 2000. As of December 31, 1999, the Trust had advanced $428,250 to SCA. Annual interest on this line of credit was at prime plus one half of one percent for the first 60 days and prime plus four percent after 60 days. Interest was payable monthly. The Trust earned interest in the amount of $35,694 and $100,325 during 2000 and 1999, respectively, of which $4,610 was outstanding as of December 31, 1999.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


5. Lines of credit to related parties (continued)
   ----------------------------------------------

     The Trust entered into a loan purchase agreement on February 1, 1998 with Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party. Under the terms of the agreement, the Trust advanced funds to Equity 1-2-3 to acquire mortgage loans secured by real estate. The Trust then acquired all of Equity1-2-3's right, title and interest in such loans. Some of these loan balances exceeded the fair market value of the properties. Equity 1-2-3 was obligated to reacquire the loans from the Trust at a preset price. Equity 1-2-3 ceased operations in 1999 as it transferred its remaining loans to the Trust. As of December 31, 1999 the Trust had advanced Equity 1-2-3 $621,707. On January 1, 2000 the Trust foreclosed on the purchased loans and these loans were retained in cancellation of the repurchase option. Annual interest on this line of credit was at prime plus one percent for the first 60 days and prime plus four percent after 60 days. The Trust earned interest in the amount of $7,937 and $92,026 in 2000 and 1999, respectively.


6.   Mortgage notes receivable
     -------------------------

     Mortgage notes receivable represent home equity loans primarily secured by deeds of trust on one to four unit residential real estate. At the time of origination, all but one loan have a combined loan-to-value equal to or less than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

     A reconciliation of mortgage notes receivable is as follows:

                                      December 31,      December 31,      December 31,
                                         2001              2000              1999
                                    --------------    -------------     -------------
 Balance, beginning of period      $    11,906,589    $  10,807,664     $   8,986,645
 Additions during period:
    New mortgage loans                  15,500,173        8,029,562         7,452,006
 Deductions during period:
    Collections of principal             9,486,695        5,338,680         4,395,441
    Foreclosures, net of reserve               ---        1,093,528           565,000
    Write off of uncollectible loans       103,549              ---               ---
    Transfer to CAFC                        77,595          498,429           670,546
                                    --------------    -------------     -------------
 Balance, close of period           $   17,738,923    $  11,906,589     $  10,807,664
                                    ==============    =============     =============

                        CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


6.   Mortgage notes receivable (continued)
     -------------------------------------

     The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on single-family residences. The following is a summary of the Trust's mortgage notes receivable at December 31, 2001.


                                                                                                                          Principal
                                                                                                                          amountof
                                                                                                                         loans with
                                                                                                                         delinquent
                                                                   Monthly            Face amount                      principal or
                                                Final maturity     payment    Prior        of          Carrying amount    interest
     Principal outstanding      Interest rate        date          terms      liens    mortgage(s)     of mortgage(s)     (Note A)
     ---------------------      -------------   --------------   ---------   ------   -----------      --------------   ------------

Individual loans greater
than $500,000:                     13.50%          07/01/02        $9,169     First   $   815,000          815,000        $    ---
                                   13.50%          08/01/06        $7,875     First       700,000          700,000             ---
                                   13.00%          09/01/06        $6,500    Second       600,000          600,000             ---
                                   13.00%          02/01/02        $6,496    Second       600,000          599,610             ---
                                   13.95%          05/01/05        $6,198     First       533,200          533,200             ---
                                   14.00%          02/01/06        $6,054     None        518,900          518,900             ---
Loans from $400,000-$500,000  11.75% to 13.50%  1 to 56 months                          1,900,000        1,900,000             ---
Loans from $300,000-$399,999  11.75% to 13.99%  1 to 60 months                          3,419,000        3,399,411             ---
Loans from $200,000-$299,999  10.62% to 13.50%  4 to 336 months                         2,164,538        2,167,410             ---
Loans from $100,000- 199,999   8.87% to 14.50%  1 to 130 months                         5,394,936        4,332,834          493,161
Loans up to $99,000            9.70% to 17.75%  1 to 327 months                         2,187,435        2,172,558          125,905
                                                                                      -----------      -----------        ---------
Total Mortgage Notes Receivable at December 31, 2001                                  $18,833,009      $17,738,923        $ 619,066
                                                                                      ===========      ===========        =========



(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2001, there were three (3) loans totaling $344,874 of principal and $25,392 of interest that were 90 to 180 days delinquent on interest payments. Two (2) loans with the principal amount of $274,192 and $26,144 of interest have been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


7.   Loan loss reserve
     -----------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $180,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2001. The Trust's actual losses may differ from the estimate.

    A reconciliation of loan loss reserve is as follows:

                                            2001           2000          1999
                                        ----------    ----------     ----------
     Balance, beginning of period       $   80,000    $   85,000     $  170,000
     Provision for loan loss               203,549       175,937        162,500
     Write off of uncollectible loans     (103,549)     (180,937)           ---
     Write-off of note receivable
     to related party                          ---           ---       (225,000)
     Write-off of advance
     to related party                          ---           ---        (22,500)
                                        ----------    -----------    ----------
     Balance, end of period             $ 180,000     $   80,000     $   85,000
                                        ==========    ===========    ==========

8.   Real estate owned
     -----------------

     During 1999 the Trust foreclosed on four mortgage notes receivable and sold one property. At December 31, 1999, the Trust owned four properties. During 2000 the Trust foreclosed on five mortgage notes receivable and sold six properties. At December 31, 2000, the Trust owned three properties. During 2001 the Trust obtained a parcel split on one property, thereby creating two properties and sold two properties. At December 31, 2001 the Trust owned two properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities:

                                                                      2001           2000           1999
                                                                      ----           ----           ----

Real estate owned at beginning of year                             $   530,000   $   644,326    $   149,663
Foreclosed mortgage notes, net of reserve (non-cash)                      --         912,591        565,000
Accrued interest capitalized (non-cash)                                   --          16,847         34,075
Capital costs of real estate owned (cash paid)                            --          31,435         45,251
Gain (loss) on sale (non-cash)                                            --          (2,524)        (1,779)
                                                                   -----------   -----------    -----------
                                                                       530,000     1,602,675        792,210

Less: Proceeds from sale of real estate owned (net of closing costs of $35,116,  $30,429, and $11,116, in 2001, 2000 and 1999,
respectively)                                                          295,473     1,072,675        147,884
                                                                   -----------   -----------    -----------

Real estate owned at end of year                                   $   234,527   $   530,000    $   644,326
                                                                   ===========   ===========    ===========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


9.   Gain (loss) on real estate owned
     --------------------------------

     One real estate property was sold during 1999 for a net loss of $1,779. Six real estate properties were sold in 2000 for a net loss of $2,524. Two real estate properties were sold in 2001 at their carrying costs. Neither a gain nor loss from real estate owned was reported in 2001.


10.  Investment in affiliates
     ------------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     On April 11, 1997 the Trust formed a non-qualified REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"), to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC by the equity method.

     In 1999, the Trust contributed $100,000 cash and four mortgage loans totaling $670,546. In 2000, the Trust contributed $100,000 cash and forgave liabilities previously owed to CAIT totaling $322,500. In 2001 the Trust contributed one mortgage loan totaling $77,595. The transfer of mortgage notes receivable is a non-cash transaction that is not shown on statements of cash flows.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


                      CAPITAL ALLIANCE FUNDING CORPORATION
                                  BALANCE SHEET
                             As of December 31, 2001

ASSETS                                                                    2001
                                                                          ----
       Cash and cash equivalents                                     $    338,146
       Restricted cash                                                    517,655
       Accounts receivable                                                164,261
       Mortgage notes receivable                                        8,631,751
       Allowance for losses                                              (118,000)
                                                                     ------------
             Net receivable                                             8,513,751
       Real estate owned                                                  567,000
       Investment in affiliate                                              5,000
       Other assets                                                        45,934
                                                                     ------------

       Total assets                                                  $ 10,151,747
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities
             Accounts payable                                        $     52,133
             Prepaid interest on mortgage loans                            92,851
             Mortgage note holdbacks                                      517,655
             Due to affiliates                                             12,283
             Warehouse lines of credit                                  8,423,103
                                                                     ------------
       Total liabilities                                                9,098,025
                                                                     ------------

       Stockholders' equity
             Preferred shares, no par value, 2,000 shares                    --
                   authorized, 2,000 shares issued and outstanding
             Common shares, no par value, 1,000 shares
                   authorized, 1,000 shares issued and outstanding           --
             Additional paid in capital                                 1,925,730
             Accumulated deficit                                         (872,008)
                                                                     ------------
       Total stockholders' equity                                       1,053,722
                                                                     ------------

Total liabilities and stockholders' equity                           $ 10,151,747
                                                                     ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001

                      CAPITAL ALLIANCE FUNDING CORPORATION
                             STATEMENT OF OPERATIONS
                      For the year ended December, 31 2001


REVENUES                                                   2001
                                                           ----

       Interest income                                 $   907,434
       Loan origination income                             993,376
       Service release premium                              86,426
       Other income                                         23,886
                                                       -----------
             Total revenues                              2,011,122
                                                       -----------

EXPENSES

       Management fees to related party                     66,822
       Interest expense on warehouse lines of credit       556,246
       Loan origination costs                              137,755
       Wages and salaries                                  459,040
       General and administrative                          113,346
       Legal and professional                                9,457
       Taxes                                                11,818
       Provision for loan losses                           252,331
                                                       -----------
             Total expense                               1,606,815
                                                       -----------

INCOME BEFORE LOSSES ON REAL
ESTATE OWNED                                               404,307

       Gain on real estate owned                            20,207
       Property holding costs on real estate owned         (39,508)
                                                       -----------

NET INCOME                                             $   385,006
                                                       ===========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001

                      CAPITAL ALLIANCE FUNDING CORPORATION
                             STATEMENT OF CASH FLOWS
                      For the year ended December, 31 2001

CASH FROM OPERATING ACTIVITIES                                              2001
                                                                            ----
         Net income                                                    $    385,006
         Adjustments to reconcile net income to cash
         provided by operating activities
                  Gain on real estate owned                                 (20,207)
                  Provision for loans losses                                252,331
                  Increase in accounts receivable                          (121,518)
                  Increase in other assets                                  (22,597)
                  Increase in accounts payable                               25,620
                  Decrease in interest payable                              (20,520)
                  Increase in prepaid mortgage
                  interest                                                    4,594
                  Increase in due to affiliates                               9,757
                                                                       ------------

                           Net cash provided by operating activities        492,466
                                                                       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in mortgage notes receivable                        (25,720,690)
         Repayment of mortgage notes receivable                           2,400,395
         Sale of mortgage notes                                          19,503,729
         Investment in affiliate                                             (5,000)
         Proceeds from sale of real estate owned                            308,403
                                                                       ------------

                  Net cash used in investing
                  activities                                             (3,513,163)
                                                                       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from warehouse lines of credit                          3,172,860
         Repayment of mortgage note                                        (394,434)
                                                                       ------------

                  Net cash provided by financing activities               2,778,426
                                                                       ------------

NET DECREASE IN CASH                                                       (242,271)
CASH AT BEGINNING OF PERIOD                                                 580,417
                                                                       ------------

CASH AT END OF YEAR                                                    $    338,146
                                                                       ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


10. Investment in affiliates (continued)
    ------------------------------------

     The following are selected footnote disclosures from CAFC's financial statements:

     Accounts receivable
     -------------------

     Accounts receivable consists primarily of amounts due from borrowers for items such as property taxes, insurance, and interest on a first deed mortgage that were paid by CAFC on behalf of the property securing the mortgage notes. As of December 31, 2001, amounts due from borrowers were $49,071.

     Mortgage notes receivable
     -------------------------

     Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     A reconciliation of the mortgage notes receivable is as follows:

                                                                December 31,
                                                                    2001
                                                              -------------
       Balance, beginning of period                           $   4,845,117
       Additions during period:
          New mortgage loans                                     25,720,690
          Transferred from CAIT                                      77,595
       Deductions during period:
          Repayment of mortgage loans                            (2,400,395)
          Sale of mortgage loans                                (19,503,729)
          Write off of uncollectible loans                         (107,527)
                                                              --------------

     Balance, close of period                                 $    8,631,751
                                                              ==============

     Some of the mortgage loans originated and purchased by CAFC are held for sale to CAIT. The remaining originations and purchases are designated for sale to independent third parties. CAIT's purchase price is the mortgage loans outstanding balance (par value) plus any accrued interest. Loans designated for sale to a third party are pre-approved for purchase by the third party, before the loan is acquired by CAFC. Sales to third parties are usually greater than CAFC's total purchase price.

     Loan loss reserve
     -----------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $118,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2001. CAFC's actual losses may differ from the estimate.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


10.  Investment in affiliates (continued)
     ------------------------------------

     Activity in the loan loss reserve was as follows:

                                                 December 31,
                                                    2001
                                                 ------------
       Balance, beginning of period              $  78,000
       Provision for loan loss                     252,331
       Write off of uncollectible loans
         and write down of real estate owned      (212,331)
                                                 ---------

       Balance, end of period                   $ 118,000
                                                 =========


     Real estate owned
     -----------------

     As of December 31, 2001, the Company held one foreclosed property with a value of $567,000. In 2001, two properties were sold for a gain of $20,207. Two properties were written off and one property was written down for a total of $155,458. Net proceeds from the sales were $308,403. Costs incurred by holding the properties were $39,508 in 2001.

     A reconciliation of real estate owned is as follows:

                                                              2001
                                                              ----

     Real estate owned at beginning of year               $  960,000
     Capital costs of real estate owned (cash paid)           50,654
     Real estate sold                                       (288,196)
     Property written down                                  (155,458)
                                                          -----------

     Real estate owned at end of year                     $  567,000
                                                          ==========


     Warehouse lines of credit
     -------------------------

     As of December 31, 2001, the Company had borrowed $4,205,695 of funds under a warehouse line of credit. The Company receives advances under the agreement, up to a maximum of $5,000,000, with the mortgage loans pledged as collateral against the advances received and with a permissible warehouse period of ninety (90) days. Interest is at LIBOR (London Interbank Offered Rate for U.S. dollar deposits) plus 1.50% (3.46% at December 31, 2001) during the permissible warehouse period and is payable monthly. Interest on loans that are held for more than 90 days is LIBOR plus 3.00% (4.96% at December 31, 2001). Maturity date for this line of credit is March 31, 2002.

     As of December 31, 2001, the Company had borrowed $4,217,408 of funds under a warehouse line of credit with CAIT. The funds are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates and is currently at 7% per annum.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


10.  Investment in affiliates (continued)
     ------------------------------------

     The due dates on both warehouse lines of credit revolve monthly and are paid off as the mortgage loans held are sold.


     Related party transactions
     --------------------------

     The Manager earns an administration fee equal to 25 basis points on home loans funded for the benefit of the Company as defined in the First Amended Residential Mortgage Loan Services Agreement. The Company expensed $66,822 for these costs in 2001.

     As described in Note 7, the Company received an advance of $4,217,408 under a warehouse line of credit from CAIT, and accrued interest of $740 related to this line of credit as of December 31, 2001. CAIT charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of December 31, 2001 is 7% per annum. The Company expensed interest of $447,246 in 2001 and paid interest of $472,436.

     On occasion the Company and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2001, the Company had a payable of $12,283 to the Manager. This account is shown on the balance sheet as Due To Affiliates. No interest is charged on these inter-company accounts.

     The Company sold $15,500,173 loans to CAIT in 2001 at par value.

     The Company paid $5,000 in 2001 for an option to purchase Sierra Capital Corporate Advisors (SCCA).


     Sierra Capital Acceptance
     -------------------------

     As described in Note 5, the Trust held a $200,000 preferred share investment in Sierra Capital Acceptance, a division of Sierra Capital Funding LLC. The investment accrued distributions at 15% per annum. For the year ended December 31, 1999, the Trust earned $30,000 from this investment as interest income from affiliates. Sierra Capital Acceptance ceased operations in 2000. The Trust received cash and applied the over collateralized portion of a reverse repurchase agreement as settlement of the investment.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


11.  Notes Payable
     -------------

     As of December 31, 2001 and 2000, the Trust had borrowed $6,964,300 and $2,231,873, respectively, under a two-year warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $7,000,000, with the mortgage loans pledged as collateral against the advances received. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at December 31, 2001 was 1.96%) plus 2.00% and is payable monthly. Maturity date for this line of credit is September 26, 2002.

     As of December 31, 2001 and 2000, the Trust had borrowed $2,250,000 and $1,505,638, respectively, under a second warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $2,250,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is the applicable prime rate (4.75% as of December 31, 2001) plus 0.50% and is payable monthly. During the first quarter of 2002 the maximum advance was increased to $4,000,000 and the maturity date was extended to April 30, 2003.

     The due dates on both warehouse lines of credit revolve monthly and are paid off as the mortgage loans held are sold.

     The Trust financed a portion of its stock repurchases in 2001 by borrowing on margin from a brokerage. The amount borrowed on margin is charged at the broker call rate (3.5% as of December 31, 2001) plus 0.75%. Margin debt is callable at the discretion of the lender. As of December 31, 2001, the Trust owed $398,991 in margin debt.


12.  Related party transactions
     --------------------------

     The Manager, which is owned by several of the directors and their affiliates, contracted with the Trust to provide management and advisory services and receives fees for these services from the Trust. The Manager is also entitled to reimbursement from the Trust for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Manager is also reimbursed by CAFC for direct expenses and administrative services.

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC and includes any applicable incentive compensation. The total management fees paid by the Trust to the Manager were $219,046, $180,156, and $149,146 for the year ended December 31, 2001, 2000, and 1999, respectively.

     The Manager also began earning a REO management fee for managing and servicing the properties that the Trust and CAFC have obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property held by the Trust and CAFC. The Trust paid the Manager $22,500 in REO management fees in 2001.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


12. Related party transactions (continued)
    --------------------------------------

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for 2001 was $26,684. No incentive compensation was earned in 2000 and 1999. Incentive compensation awards are reported as part of the management fees.

     The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. The Trust capitalizes 55% (75% in 2000 and 1999) of this fee as loan origination costs and amortizes them over the average life of the loans originated in the month. The remaining 45% (25% in 2000 and 1999) of the fee is expensed as the portion attributed for servicing. For the years ended December 31, 2001, 2000, and 1999 the Trust paid loan origination and servicing fees of $428,185, $310,720, and $295,073, respectively. In 2001, 2000, and 1999 the Trust expensed $192,683, $77,680 and $72,313, respectively, as servicing fees and $215,018, $199,544, and $179,342, respectively, as amortization of loan origination costs. As of December 31, 2001 and 2000, the Trust capitalized $235,502 and $233,040 of loan origination fees, respectively.

     During 1999, the Trust advanced $22,500 to Equity 1-2-3, a division of Sierra Capital Funding LLC, a related party, and recorded it as an addition to the $225,000 note receivable from Equity 1-2-3. The note bore interest at 15 percent per annum with interest payable quarterly. The Trust wrote off the note receivable and the advance and Equity 1-2-3 terminated operations in 1999.

     On occasions the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2001, the Trust had a receivable of $740 from CAFC, a receivable of $150 from Sierra Capital Corporate Advisors and a payable of $127,874 to the Manager. As of December 31, 2000, the Trust had a receivable of $10,773 from CRF and a payable of $52,963 to the Manager. These accounts are netted on the balance sheet and shown as Due To Affiliates of $126,984 and $42,190 as of December 31, 2001 and 2000, respectively. No interest is charged on these inter-company accounts.

     As described in Note 5, for the year ended December 31, 2001 the Trust advanced $4,217,408 under lines of credit to affiliates and earned interest of $510,235 on such financing. For the year ended December 31, 2000, the Trust advanced $4,744,674 under lines of credit to related parties and earned interest of $486,030 on such financing. For the year ending December 31, 1999 the Trust earned interest of $342,367 from related party lines of credit.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001


13.  Preferred, common and treasury stock
     ------------------------------------

     The Preferred Shareholders are entitled to a dividend preference in an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b) 1.50 % over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors. The preferred dividend preference is not cumulative.

     After declaring dividends for a given year to the Preferred Shareholders in the amount of the dividend preference, no further dividends may be declared on the Preferred Shares for the subject year, until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year. Any additional dividends generally will be allocated such that the amount of dividends per share to the Preferred Shareholders and Common Shareholders for the subject year are equal. The Preferred Shareholder's additional dividends, if any, are not cumulative.

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

     The Preferred Shares are redeemable by a shareholder, subject to the consent of the Board of Directors, annually on June 30 for redemption requests received by May 15 of such year. The Board of Directors may in its sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding.

     The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common and/or Preferred Shares or the exercise of warrants and/or options and to prohibit the transfer of shares to persons that would result in a violation of the Trust's shareholding requirements. The Bylaws provide that only with the explicit approval of the Trust's Board of Directors may a shareholder own more than 9.8% of the total outstanding shares.

     One Shareholder Warrant was issued for every 10 Common Shares purchased in the Trust's initial public offering. Each Shareholder Warrant entitled the holder to purchase one Common Share. The exercise price for each Shareholder Warrant was $5.60, which may be exercised during the 25th through the 48th month after April 28, 1997. In order to protect the Warrant holders against dilution, the exercise price of the Warrants and the number of shares which could be purchased upon the exercise of the Warrants will be adjusted should certain events occur (i.e. stock dividends, split-ups, combinations and reclassifications). Provision was also made to protect against dilution in the event

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001

13. Preferred, common and treasury stock (continued)
    ------------------------------------------------

     of a merger, consolidation or disposition of all or substantially all of the Trust's assets. Warrant holders did not have the rights of a shareholder and they were not entitled to participate in a distribution of the Trust's assets in liquidation, dissolution or winding up of the Trust, unless the Warrants were exercised. On April 28, 2001 all issued warrants expired unexercised.

     The 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, provided options for the purchase of a total of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date generally two
     (2) to six (6) months after the date of the grant. Options for the purchase of 68,875 shares were granted April 1, 1999 with an exercise price of $13.50 per new Common Share (as adjusted for the 1 for 3 reverse stock split on May 11, 2001). As of December 31, 2001 and 2000, 68,875 of these options were outstanding. On February 2, 2000, options for the purchase of 109,750 shares were granted with an adjusted exercise price of $9.00 per new Common Share. As of December 31, 2001 and 2000, 103,750 and 109,750, respectively, of these options were outstanding. On February 8, 2001, options for the purchase of 68,875 shares were granted with an adjusted exercise price of $9.06 per new Common Share. As of December 31, 2001, 68,875 of these options were outstanding. On December 21, 2001 options to purchase 6,000 new Common Shares with an adjusted exercise price of $9.00 per share were exercised. The exercise of common stock options reduced the number and cost of shares held in the Trust's treasury.

     During 2000, the Trust purchased the equivalent of 27,160 post-split common shares as treasury stock. The purchase was recorded at cost and as a reduction to common stock outstanding. During 2001 the Trust's cumulative Common Stock purchases reached 91,066. Exercised Common Stock options reduced the treasury's Common Stock balance to 85,066 shares.

     On March 7, 2000, the Board of Directors authorized the Trust to purchase up to $250,000 of the Trust's Common Stock. On December 21, 2000, the authorized repurchase ceiling was increased to $400,000. On June 19, 2001 the repurchase authorization was increased to $550,000. Separately, in a private transaction the Board of Directors authorized the purchase of 47,500 Common Shares at $13.50. This transaction closed on September 3, 2001.

     On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for
     3) reverse stock split of its Common and Preferred Shares which became effective at the close of business on May 11, 2001. Upon effectiveness of the reverse split, one (1) new Common Share and one (1) new Series "A" Preferred Share was exchanged for each three (3) outstanding Common and Preferred Share, respectively, and there were approximately 495,161 issued and outstanding Common Shares and approximately 213,819 issued and outstanding Preferred Shares. As a result, the December 31, 2000 Common Share treasury balance became 27,160 post-split shares and the December 31, 2000 Preferred Share treasury balance became 3,176 post-split shares, each with $.01 par value. On May 14, 2001, the commencement of post-split trading, the price of a Common Share on the American Stock Exchange was increased to three (3) times the closing price of such shares on May 11, 2001 and the Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share was increased to approximately $26.51 per share, three
     (3) times the existing Adjusted Net Capital Contribution of each such Preferred Share (approximately $8.83) as of March 31, 2001. The authorized capital of the Trust remained unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares authorized.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                For the three-year period ended December 31, 2001

14.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share.

                                        Year Ended    Year Ended    Year Ended
                                       December 31,   December 31,  December 31,
                                       ------------  -------------  ------------
                                           2001        2000         1999
                                           ----        ----         ----
Numerator:
Net income                             $1,142,898    $  515,023    $  450,605
Preferred dividends attributable
      to income                           498,607       515,023       450,605
                                       ----------    ----------    ----------
Numerator for basic and diluted
     Earnings per share-income
available to common stockholders       $  644,291    $     --      $     --
                                       ==========    ==========    ==========
Denominator:
      Basic weighted average shares       442,371       485,811       494,913
(adjusted for 2001's 1-for-3
reverse stock split)
     Dilutive effect of warrants             --            --         113,705
     Dilutive effect of options           172,625          --            --
                                       ----------    ----------    ----------
     Diluted weighted average shares      614,996       485,811       608,618
                                       ==========    ==========    ==========
Basic earnings per common share        $    1.456    $     --      $     --
                                       ==========    ==========    ==========
Diluted earnings per common share      $    1.048    $     --      $     --
                                       ==========    ==========    ==========

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
  SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements. The following Company financial statements are filed as part of this report:

         Independent Auditors' Report........................................F-1
         Balance Sheets......................................................F-2
         Statements of Operation.............................................F-3
         Statements of Changes in Stockholders' Equity.......................F-4
         Statements of Cash Flows............................................F-5
         Notes to Financial Statements.......................................F-6

  (a)(2) Financial Statement Schedules are listed in Part II - Item 8.

  (a)(3) Exhibits.
         --------

         Exhibit No.
           3.1   Charter Certificate of Incorporation and Amendment No. 1(1)
           3.2   Bylaws of the Registrant(1)
           3.3   Certificate of Amendment of Certificate of Incorporation(6)
           4.1   Form of Stock Certificate of Common Shares of the Registrant(2)
           4.2   Form of Shareholder's Warrant Agreement(4)
           4.4   Form of Common Warrant Certificate(4)
           5.1   Opinion of Ashby & Geddes(4)
           8.1   Opinion of Landels Ripley & Diamond, LLP(4)
          10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
          10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
          10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
          23.1   Consent of Landels Ripley & Diamond, LLP(4)
          23.2   Consent of Novogradac & Company LLP(4)
          23.3   Consent of Ashby & Geddes(4)
          23.4   Consent of Landels Ripley & Diamond, LLP(5)
          23.5   Consent of Novogradac & Company LLP(5)
          24.1   Power of Attorney of Thomas B. Swartz(1)
          24.2   Power of Attorney of Dennis R. Konczal(1)
          24.3   Power of Attorney of Douglas A. Thompson(1)
          24.4   Power of Attorney of Stanley C. Brooks(1)
          24.5   Power of Attorney of Harvey Blomberg(1)
          24.6   Power of Attorney of Jeannette Hagey(1)
          24.7   Power of Attorney of Richard J. Wrensen(7)
          24.8   Power of Attorney of Donald R.  Looper(8)
          27.3 Revised Financial Data Schedule-Capital Alliance Income Trust, A Real Estate Investment Trust(3)
          28.1   Impound and Escrow Agreement(4)
          28.2   Impound and Escrow Agreement, as amended October 23, 1997(5)
         --------------------

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

                                             Capital Alliance Income Trust, Ltd.
Dated:  April 15, 2002                       A Real Estate Investment Trust

By:  /s/ Richard J. Wrensen                  By:    /s/ Thomas B. Swartz
     ----------------------                         ----------------------------
     Richard J. Wrensen                             Thomas B. Swartz
     Executive Vice President                       Chairman and Chief
     Chief Financial Officer and                    Executive Officer
     Principal Financial and
     Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas B. Swartz                                Dated:   April 15, 2002
------------------------------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard J. Wrensen                              Dated:   April 15, 2002
------------------------------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                               Dated:   April 15, 2002
------------------------------------------
Dennis R. Konczal
President and Director



/s/ Stanley C. Brooks                               Dated:   April 15, 2002
------------------------------------------
Stanley C. Brooks
Director


/s/ Harvey Blomberg                                 Dated:   April 15, 2002
------------------------------------------
Harvey Blomberg
Director


/s/ Donald R. Looper                                Dated:   April 15, 2002
------------------------------------------
Donald R. Looper
Director

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                ANNOUNCES IMPROVED EARNINGS AND OPERATING RESULTS
                             FOR THIRD QUARTER 2001

  SAN FRANCISCO - (BUSINESS WIRE) - November 7, 2001- Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news), a specialty residential mortgage finance company, announced net income of $325,662 ($.47 basic and $.43 diluted per share) for the three months ended September 30, 2001 and $842,131 ($.97 basic and $.88 diluted per share) for the nine months ended September 30, 2001 as compared to net income of $65,940 (-$.06 basic and diluted per share) and $359,214 (-$.07 basic and diluted per share), respectively, for the like periods in the year 2000.

  The 2001 third quarter net income reflect a 393% increase over net income for the third quarter of 2000 and a 29% increase over the net income for the second quarter of 2001. Similarly, the increase in net income for the nine months ended September 30, 2001 reflects a 134% increase over the net income for the first nine months of 2000.

  Thomas B. Swartz, Chairman and CEO of CAIT, noted that "management is very pleased to see the dramatic improvement in CAIT's earnings for the last several quarters since they reflect the benefit of CAIT's re-emphasis of its portfolio lending operations, reduced interest costs, and improved profitability in both its portfolio operations and its mortgage banking subsidiary." Richard J. Wrensen, CAIT's CFO, also observed that the improvement in CAIT's earnings over the last five quarters is poised to continue through the fourth quarter of 2001 despite the continued weakening in the general economy. Our earnings also include significant and increased loan loss reserves to guard against a decline in residential property values.

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

  Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, 415/288-9575

                                   EXHIBIT "B"

                     CAPITAL ALLIANCE INCOME TRUST ANNOUNCES
           SECOND CONSECUTIVE INCREASED QUARTERLY DIVIDEND AND REPORTS
                   CONTINUING IMPROVEMENT IN OPERATING RESULTS

  SAN FRANCISCO - (BUSINESS WlRE) - December 27, 2001 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX:CAA - news), a non-conforming specialty residential finance company, announced that its Board has declared CAIT's second consecutive increased Common Share dividend for the first quarter of 2002 at the increased rate of $.30 per Common share. The increase in dividend rate is a 7.1 % increase over the prior quarter's dividend and a 17.65% increase during the last two quarters. The dividend will be payable on January 15,2002 to shareholders of record on January 7, 2002. Richard J. Wrensen, executive vice president and chief financial officer stated that "although home prices have held up better than the rest of the California economy, it is unclear whether that strength can continue. Therefore, CAIT is continuing to augment its loan loss reserves to deal with that contingency and is confident and determined that it can continue to build CAIT's long term earnings capacity to support future dividend increases."

  Thomas B. Swartz, CAIT's chairman and CEO noted that "since REIT's must distribute 90% of their net income, the recent dividend increases signal our belief that CAIT, through its portfolio lending strategy, can continue to improve its operating results."


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

  This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. CAIT's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of CAIT's investments and unforeseen factors. As discussed in CAIT's filings with the Securities and Exchange Commission, these factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, the liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

  Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, 415/288-9575

                                   EXHIBIT "C"

                     CAPITAL ALLIANCE INCOME TRUST ANNOUNCES
                 THIRD CONSECUTIVE INCREASED QUARTERLY DIVIDEND
                   AND RECORD OPERATING RESULTS FOR YEAR 2001

  SAN FRANCISCO - (BUSINESS WIRE) - March 28, 2002 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared CAIT's third consecutive increased Common Share dividend at the increased rate of $.40 per Common share - a 33 % increase over the prior quarter's dividend and a 56.8 % increase during the last four quarters. Based on the current common stock price of $14.00 per share, the annualized dividend yield is 11.4%.

  The dividend is payable on April 16, 2002 to shareholders of record on April 8, 2002.

  Dennis R. Konczal, CAIT's President and Chief Operating Officer, also announced concurrently, earnings of $300,723 for the fourth quarter 2001 (as compared to $155,809 for the fourth quarter of 2000) and $1,142,406 for the year 2001 (a 127.6% increase over earnings of $515,023 for the year 2000). Mr. Konczal noted that CAIT's improved earnings reflect the continuing strength of its portfolio lending operations and mortgage banking activities within California and other western states. Despite softening in some parts of California's economy, CAIT's results are indicative of its success in its portfolio lending "niche" (only on property where the loan to value can be less than 75%) and California's economic diversity. He also noted, that even though interest rates are anticipated to rise throughout 2002, CAIT's profitability is expected to be maintained as a result of loan portfolio growth and increased loan origination activity.

  Richard J. Wrensen, CAIT's Executive Vice-President and Chief Financial Officer, stated "Capital Alliance had a very strong year in 2001. The stock posted a total return of approximately 70%, provided two quarterly dividend increases and achieved a higher ROE while continuing to build substantial loan loss reserves to offset any future declines in California residential property values. Our goal for 2002 is to improve on these accomplishments and thereby deliver on our commitment to build shareholder value." CAIT's 2001 fourth quarter achieved basic and fully diluted earnings per share of $0.48 and $0.42 vs. split adjusted fourth quarter 2000 basic and fully diluted earnings per share of $0.02 and $0.02. The twelve month results for the fiscal year ended December 31, 2001 produced basic and fully diluted earnings per share of $1.19 and $1.06 vs. split adjusted 2000 basic and fully diluted earnings per share of $0.00 and $0.00.

  CAIT is a specialty residential lender which originates and invests in conforming and high-yielding, non- conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors, including Freddie Mac, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.

  This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. CAIT's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of CAIT's investments and unforeseen factors. As discussed in CAIT's filings with the Securities and Exchange Commission, these factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, the liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

  Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, 415/288-9575 www.calliance.com