Form 10-Q
period 2002-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2002-05-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

      (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2002

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             94-3240473
-------------------------------                           ----------------------
(State or other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

   50 California Street
   Suite 2020
   San Francisco, California                                           94111
---------------------------------------                           --------------
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

                                    Yes     X                 No
                                         -------                  -------

As of May 3, 2002, the registrant's common shares closed at $17.30 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $5,680,991. At that date approximately 328,381 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheet

                                                                          (Unaudited)          (Audited)
                                                                        March 31, 2002     December 31, 2001
                                                                        --------------     -----------------
ASSETS

Cash and cash equivalents                                               $    972,921         $    441,909
Restricted cash                                                              853,717            1,285,382
Marketable securities                                                         10,436                 --
Accounts receivable                                                          376,771              292,588
Due from affiliates                                                           70,138                 --
Notes receivable:
   Lines of credit to related parties                                      3,657,681            4,217,408
   Mortgage notes receivable                                              19,079,564           17,738,923
   Allowance for loan losses                                                (203,000)            (180,000)
                                                                        ------------         ------------
      Net Receivable                                                      22,534,245           21,776,331
Real estate owned                                                            228,000              234,527
Investments in affiliates                                                  1,063,261            1,062,210
Origination costs (net)                                                      227,392              227,392
Prepaid items (net)                                                           65,172               23,062
                                                                        ------------         ------------

Total assets                                                            $ 26,402,053         $ 25,343,401
                                                                        ============         ============
LIABILITIES AND STOCKHOLDERS'S EQUITY

Liabilities
     Mortgage note holdbacks                                            $    853,717         $  1,285,382
     Loans payable                                                        11,076,218            9,613,292
     Due to affiliate                                                           --                126,984
     Other liabilities                                                       228,438              223,202
                                                                        ------------         ------------
Total liabilities                                                         12,158,373           11,248,860
                                                                        ------------         ------------

Stockholders' Equity
     Preferred stock, $.01 par value; 675,000 shares authorized;               2,138                2,138
          213,819 shares issued and outstanding at December 31, 2001;
          213,820 shares issued and outstanding at March 31, 2002
     Additional paid in capital - preferred stock                          5,669,123            5,669,123
        Less: 3,176 preferred shares held in treasury at cost                (86,944)             (86,944)

     Common stock, $.01 par value; 5,000,000 shares authorized;                4,952                4,952
          495,161 shares issued and outstanding at December 31, 2001;
          495,161 shares issued and outstanding at March 31, 2002
     Additional paid in capital - common stock                             9,370,895            9,370,895
        Less: 85,066 common shares held in treasury at cost (2001)              --             (1,041,812)
        Less: 78,742 common shares held in treasury at cost (2002)          (988,411)                --
     Retained Earnings                                                       271,927              176,189
                                                                        ------------         ------------

Total stockholders' equity                                                14,243,680           14,094,541
                                                                        ------------         ------------

Total liabilities and stockholders' equity                              $ 26,402,053         $ 25,343,401
                                                                        ============         ============

                 See accompanying notes to financial statement.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statement of Operations
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            2002         2001
                                                            ----         ----
REVENUES
       Interest income                                   $ 675,611    $ 410,896
       Interest income from affiliates                      59,205      132,093
       Investment income from affiliates                     1,052       68,503
       Other income                                          5,610       13,610
                                                         ---------    ---------
           Total revenues                                  741,478      625,102
                                                         ---------    ---------
EXPENSES
       Loan servicing fees to related parties              128,000       99,912
       Management fees to related parties                   65,000       57,956
       Interest expense on loans                           105,500      102,032
       Interest expense on loans from related parties        6,858         --
       Provision for loan losses                            23,000       28,854
       Taxes                                                12,000        4,600
       Amortization                                         11,167       19,313
       General and administrative                           75,021       42,235
                                                         ---------    ---------
             Total expenses                                426,546      354,902
                                                         ---------    ---------

INCOME BEFORE GAIN (LOSS) ON REO                           314,932      270,200
                                                         ---------    ---------
       Operating expenses of REO                            (1,426)      (5,709)
       Gain (Loss) on Real Estate Owned                     (6,527)        --
                                                         ---------    ---------

NET INCOME                                               $ 306,979    $ 264,491
                                                         =========    =========

PREFERRED DIVIDENDS                                      $  88,422    $ 144,172
                                                         ---------    ---------

NET INCOME AVAILABLE TO COMMON                           $ 218,557    $ 120,319
                                                         =========    =========

BASIC EARNINGS PER
       COMMON SHARE                                      $    0.53    $    0.26

DILUTED EARNINGS PER
       COMMON SHARE                                      $    0.42    $    0.25

DIVIDENDS PAID PER
       COMMON SHARE                                      $    0.30    $   0.255

WEIGHTED AVERAGE COMMON
       SHARES - BASIC EARNINGS                             410,705      465,920

WEIGHTED AVERAGE COMMON
       SHARES - DILUTED EARNINGS                           521,132      472,423

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statement of Cash Flows
                                  (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     2002           2001

                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                $   306,979    $   264,491
      Adjustments to reconcile net income to cash:
        Amortization                                                 11,167         19,493
        (Gain) loss on real estate owned                              6,527           --
        (Increase) decrease in prepaid items                        (33,775)       (24,568)
        (Income) loss from investment in affiliates                  (1,052)       (68,503)
        Provision for loan losses                                    23,000         28,854
        (Increase) decrease in accounts receivable                  (84,183)        87,901
        Increase (decrease) in due to affiliates                   (197,122)       (99,028)
        Increase (decrease) in other liabilities                      5,236         33,809
                                                                -----------    -----------
          Net cash provided by (used in) operating activities        36,777        242,449
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in warehouse lines of credit              559,727     (2,005,495)
      Increase in marketable securities                             (10,436)          --
      Investments in mortgage notes receivable                   (3,614,242)    (2,801,755)
      Repayments of mortgage notes receivable                     2,273,601      3,145,219
      Net proceeds from sale of real estate owned                      --          108,250
      Capital costs of real estate owned                               --           (4,626)
                                                                -----------    -----------
        Net cash provided by (used in) investing                   (791,350)    (1,558,407)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                    1,462,926      2,126,551
      Loan fees paid                                                (19,500)          --
      Purchase of treasury stock                                    (11,840)       (38,229)
      Sale of treasury stock                                         65,241           --
      Preferred dividends paid                                      (88,421)      (144,172)
      Common dividends paid                                        (122,821)      (119,277)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities       1,285,585      1,824,873
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     531,012        508,915
CASH AT BEGINNING OF PERIOD                                         441,909        368,241
                                                                -----------    -----------

CASH AT END OF PERIOD                                           $   972,921    $   877,156
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                     $   112,358    $    86,830
      Taxes paid                                                $       800    $     1,600

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


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

       Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's and CAFC's loans.

2.     Basis of presentation.
       ---------------------

       The accompanying financial statements include the accounts of the Trust. The financial information presented has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

       These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 filed pursuant to 15d-2 on Form 10-K with the Securities and Exchange Commission.

       The unaudited interim financial statements for the three months ended March 31, 2002 and March 31, 2001 represent the financial statements of the Trust.

3.     Summary of significant accounting policies and  nature of operations.
       --------------------------------------------------------------------

       Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management reviews the likelihood that the loan will be repaid. For these delinquent loans, management continues to record interest income and establishes a loan loss reserve as necessary to protect against losses in the loan portfolio including accrued interest. However, if the mortgage's collateral is considered insufficient to satisfy the outstanding balance and estimated foreclosure and sales costs, interest is not accrued.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


       Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the accounts reported in financial statements and the accompanying notes. Actual results could differ from those estimates.

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

       Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses from receivables at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. Accounts receivable deemed uncollectible are written off or reserved. The Trust's actual losses may differ from the estimate. The Trust does not accrue interest income on impaired loans.

       Real estate owned. Real estate owned results from foreclosure of loans and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. Any senior debt to which the asset is subject is reported as mortgage payable. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate held for sale. Income and expenses related to real estate owned are recorded as rental income, interest expense of real estate owned and as operating expenses of real estate owned on the Statements of Operations.

       Investments. The Trust owns 100% of the non-voting preferred shares and has a 99% economic interest in CAFC. As the Trust does not own the voting common shares of CAFC or control CAFC, its investment in CAFC is presented by the equity method of accounting. Under this method, original equity investments are recorded at cost and adjusted by the Trust's share of earnings or losses and decreased by dividends received.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


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

       For the three-month period ended March 31, 2002 and March 31, 2001, the distributions per preferred and common share are allocated 100% as ordinary income for tax purposes.

       Earnings per share. Earnings per share and shares outstanding have been adjusted on the Statement of Operations for the three to one reverse stock split made May 11, 2001.

       Reclassifications. Certain 2001 amounts may have been reclassified to conform to 2002 classifications. Such reclassifications had no effect on reported net income.

4.     Restricted cash and mortgage note holdbacks.
       -------------------------------------------

       Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of March 31, 2002 and December 31, 2001, mortgage note holdbacks from the consummation of mortgage loans made amounted to $853,717 and $1,285,382 respectively.

5.     Accounts receivable.
       -------------------

       Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers.

6.     Lines of credit to related parties
       ----------------------------------

       The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of March 31, 2002 and December 31, 2001, the Trust advanced to CAFC $3,657,681 and $4,217,408.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


       The interest rate on this line of credit varies with market conditions and is payable monthly. As of March 31, 2002 and December 31, 2001, the applicable interest rate was 7.0%.

       The Trust entered into a loan purchase agreement on January 1, 1998 with CAlliance Mortgage Trust, which subsequently merged into the Mortgage Division of CAlliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans.
        CRF is obligated to reacquire the loans from the Trust at a preset price. Annual interest on this line of credit of between 7.00% and 12% varies with market conditions and is payable monthly. As of March 31, 2002 and December 31, 2001, no borrowings from the Trust were outstanding. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of March 31, 2002 and December 31, 2001, the Trust had repaid all borrowings from CRF.

7.     Mortgage notes receivable.
       -------------------------

       Mortgage notes receivable represent home equity loans secured by residential real estate. At their original origination, all loans have a combined loan-to-value of not more than 75% of the underlying collateral's appraisal. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

       Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is usually due monthly and principal is usually due as a balloon payment at loan maturity. The balances as of March 31, 2002 and December 31, 2001, were $17,738,923 and $19,079,564, respectively.

8.     Loan loss reserve.
       -----------------

       The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $203,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of March 31, 2002. The Trust's actual losses may differ from the estimate.

9.     Real estate owned.
       -----------------

       As of March 31, 2002 and December 31, 2001, the Trust owned two properties with a balance of $228,000 and $234,527, respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


10.    Investment in affiliates.
       ------------------------

       Capital Alliance Funding Corporation.
       ------------------------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


                      CAPITAL ALLIANCE FUNDING CORPORATION
                                  BALANCE SHEET

                                                                    As of           As of
                                                                   March 31,     December 31,
                                                                  (Unaudited)     (Audited)

                                                                     2002            2001
                                                                     ----            ----
ASSETS
     Cash and cash equivalents                                  $    184,942    $    338,146
     Restricted cash                                                 451,124         517,655
     Accounts receivable                                              98,980         164,261
     Mortgage notes receivable                                     5,592,614       8,631,751
     Allowance for loan losses                                      (119,458)       (118,000)
                                                                ------------    ------------
         Net receivable                                            5,473,156       8,513,751
     Real estate owned                                               805,687         567,000
     Investment in affiliate                                           5,000           5,000
     Other assets                                                     30,738          45,934
                                                                ------------    ------------

     Total assets                                               $  7,049,627    $ 10,151,747
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities
         Mortgage note holdbacks                                $    451,124    $    517,655
         Warehouse lines of credit                                 5,414,481       8,423,103
         Due to affiliates                                            30,477          12,283
         Other liabilities                                            98,761         144,984
                                                                ------------    ------------
     Total liabilities                                             5,994,843       9,098,025
                                                                ------------    ------------

     Stockholders' equity
         Preferred shares, no par value, 2,000 shares                   --              --
              authorized, 2,000 shares issues and outstanding
         Common shares, no par value, 1,000 shares
              authorized, 1,000 shares issued and outstanding
         Additional paid in capital                                1,925,730       1,925,730
         Accumulated deficit                                        (870,946)       (872,008)
                                                                ------------    ------------
     Total stockholders' equity                                    1,054,784       1,053,722
                                                                ------------    ------------

Total liabilities and stockholders' equity                      $  7,049,627    $ 10,151,747
                                                                ============    ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


                      CAPITAL ALLIANCE FUNDING CORPORATION
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended     Three Months Ended
                                                      March 31,             March 31,

                                                        2002                  2001
                                                        ----                  ----
REVENUES

     Interest income                                 $ 209,444              $ 160,545
     Loan origination income                            96,730                181,809
     Service release premium                             1,235                 12,517
     Other income                                        2,430                  4,352
                                                     ---------              ---------
         Total revenues                                309,839                359,223
                                                     ---------              ---------

EXPENSES

     Management fees to related party                    4,958                 12,512
     Interest expense on warehouse lines of credit      87,027                116,046
     Loan origination costs                             48,707                 40,345
     Provision for loan losses                           1,458                 11,667
     Wages and salaries                                124,227                101,766
     General and administrative                         24,313                  7,315
     Taxes                                               9,055                  6,849
                                                     ---------              ---------
         Total expense                                 299,745                296,500
                                                     ---------              ---------
INCOME BEFORE GAIN (LOSS) ON
REAL ESTATE OWNED                                       10,094                 62,723
     Gain on real estate owned                            --                    9,900
     Property holding costs on real estate owned        (9,031)                (3,427)
                                                     ---------              ---------

NET INCOME                                           $   1,063              $  69,196
                                                     =========              =========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


         The following are selected footnote disclosures from CAFC's financial statements:

         Accounts receivable
         -------------------

         Accounts receivable consists primarily of amounts due from borrowers for items such as interest, property taxes, insurance, and interest on a first deed mortgage that were paid by CAFC on behalf of the property securing the mortgage notes. As of March 31, 2002 and December 31, 2001, amounts due from borrowers were $98,980 and $164,261, respectively.

         Mortgage notes receivable
         -------------------------

         Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in mortgage lending including the risk of borrower default and bankruptcy. The balances as of March 31, 2002 and December 31, 2001 were $5,592,614 and $8,631,751, respectively.

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

         Loan loss reserve.
         -----------------

         CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $119,458 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of March 31, 2002. CAFC's actual losses may differ from the estimate.

         Real estate owned
         -----------------

         As of December 31, 2001, CAFC held one foreclosed property with a value of $567,000. As of March 31, 2002, CAFC held two properties with a value of $805,687.

         Warehouse lines of credit.
         -------------------------

         As of March 31, 2002, CAFC had borrowed $1,756,800 of funds under a warehouse line of credit. The Company receives advances under the agreement, up to a maximum of $5,000,000, with the mortgage loans pledged as collateral against the advances received and with a permissible warehouse period of ninety (90) days. Interest is at LIBOR (London Interbank Offered Rate for U.S. dollar deposits) plus 1.50% (3.52% at March 31, 2002) during the permissible warehouse period and is payable monthly. Interest on loans that are held for more than 90 days is LIBOR plus 3.00% (5.02% at March 31, 2002). Maturity date for this line of credit is May 2002.

         As of March 31, 2002, the Company had borrowed $3,657,681 of funds under a warehouse line of credit with CAIT. The funds are secured by pledged mortgage loans as collateral. Interest on this

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


         warehouse line of credit is adjusted monthly depending on market rates and is currently at 7% per annum.

         Both warehouse lines of credit are revolving lines that are paid down as the mortgage loans, held as collateral, are sold.

         Related party transactions.
         --------------------------

         The Manager earns an administration fee equal to 25 basis points on loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement.

         As described in Note 6, CAFC received an advance of $3,657,681 under a warehouse line of credit from CAIT, and accrued interest of $20,849 related to this line of credit as of March 31, 2002 and reported on the Balance Sheet as Due to Affiliates. CAIT charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of March 31, 2002 and December 31, 2001 was 7% per annum.

         On occasion CAFC and its affiliates had related receivables and payables arising from ordinary business transactions. As of March 31, 2002, CAFC had a payable of $2,836 to the Manager. This account is shown on the balance sheet as part of Due To Affiliates. No interest is charged on these inter-company accounts.

         CAFC paid $5,000 in 2001 for an option to purchase Sierra Capital Corporate Advisors (SCCA).

11.      Notes payable.
         -------------

         As of March 31, 2002 and December 31, 2001, the Trust had borrowed $6,926,616 and $6,964,300, with outstanding accrued interest of $24,125 and $23,668, respectively. The Trust receives advances under the agreement up to a maximum of $7,000,000, with the mortgage loans pledged as collateral against the advances received. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at March 31, 2002 was 2.02%) plus 2.00% and is payable monthly. Maturity date for this line of credit is September 2002.

         As of March 31, 2002 and December 31, 2001, the Trust had borrowed $4,000,000 and $2,250,000, with accrued interest of $18,083 and
         $11,301, respectively under a second term loan. The Trust receives advances under the agreement up to a maximum of $4,000,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is the applicable prime rate (4.75% as of March 31, 2001) plus 0.50% and is payable monthly. The maturity date for this line of credit is April 2003.

         Both term loans are revolving lines that are paid down as the mortgage loans, held as collateral, are sold. The accrued interest liability is reported as a part of Other Liabilities.

         The Trust has financed a portion of its stock repurchases by borrowing on margin from a brokerage. The amount borrowed on margin is charged at

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002

         the broker call rate (3.5% as of March 31, 2002) plus 0.75%. Margin debt is callable at the discretion of the lender. As of March 31, 2002, the Trust owed $149,602 in margin debt.

12.      Related party transactions.
         --------------------------

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

         The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC and includes any applicable incentive compensation. The total management fees paid by the Trust to the Manager were $65,000 and $57,956 for the three months ended March 31, 2002 and 2001, respectively.

         The Manager's REO fee for management and administration of the properties obtained through foreclosure of mortgage notes held is $500 per month for each property held by the Trust and CAFC. The Manager earned $4,500 and $7,500 in REO management fees for the three months ended March 31, 2002 and 2001, respectively.

         The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three months ended March 31, 2002 was $2,483. No incentive compensation was earned during the three months ended March 31, 2001. Incentive compensation awards are reported as part of the management fees.

         The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. The Trust capitalizes 55% of this fee as loan origination costs and amortizes them over the average life of the loans originated in the month. The remaining 45% of the fee is expensed as the portion attributed for servicing. For the three months ended March 31, 2002 and 2001 the Trust incurred loan origination and servicing costs of $128,000 and $99,912, respectively.

         On occasions the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of March 31, 2002, the Trust had a receivable of $20,849 from CAFC, a receivable of $52,200 from the Manager and a payable of $2,911 to Sierra Capital Companies. As of December 31, 2001, the Trust had a receivable of $740 from CAFC, a receivable of $150 from Sierra Capital Corporate Advisors and a payable of $127,874 to the Manager. These accounts are netted on the balance sheet and shown as Due From Affiliates of $70,138 as of

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002

         March 31, 2002 and as Due To Affiliates of $126,984 as of December 31, 2001. No interest is charged on these inter- company accounts.

         As described in Note 6 and the related party section of Note 10, as of March 31, 2002 and December 31, 2001 the Trust advanced $3,657,681 and $4,217,408 to CAFC under lines of credit to affiliates.

13.      Preferred, common and treasury stock.
         ------------------------------------

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

         After declaring dividends for a given year to the Preferred Shareholders in the amount of the dividend preference, no further dividends may be declared on the Preferred Shares for the subject year, until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year. Any additional dividends generally will be allocated such that the amount of dividends per share to the Preferred Shareholders and Common Shareholders for the subject year are equal. The Preferred Shareholder's distribution preference and additional dividends, if any, are not cumulative.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


         One Shareholder Warrant was issued for every 10 Common Shares purchased in the Trust's initial public offering. Each Shareholder Warrant entitled the holder to purchase one Common Share. The exercise price for each Shareholder Warrant was $5.60, which may be exercised during the 25th through the 48th month after April 28, 1997. On April 28, 2001 all issued warrants expired unexercised.

         The 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, provided options for the purchase of a total of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date generally two (2) to six (6) months after the date of the grant. Options for the purchase of 68,875 shares were granted April 1, 1999 with an exercise price of $13.50 per new Common Share (as adjusted for the 1 for 3 reverse stock split on May 11, 2001). On February 2, 2000, options for the purchase of 109,750 shares were granted with an adjusted exercise price of $9.00 per new Common Share. On February 8, 2001, options for the purchase of 68,875 shares were granted with an adjusted exercise price of $9.06 per new Common Share. The exercise of common stock options reduced the number and cost of shares held in the Trust's treasury. As of March 31, 2002, 13,224 options for the purchase of 13,224 shares of common stock were exercised.

         On June 19, 2001 the Board of Directors increased the Common Stock repurchase authorization to $550,000. On March 10 2002, the repurchase authorization was increased to $695,000. As of March 31, 2002, the Trust's cumulative Common Stock purchases reached 91,966. Exercised Common Stock options reduced the treasury's Common Stock balance to 78,742 shares. Separately, in a private transaction, the results of which are included in the cumulate number of common stock purchased, the Board of Directors authorized the purchase of 47,500 Common Shares at $13.50. This transaction closed on September 3, 2001.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                 For the three-month period ended March 31, 2002


14.      Earnings per share.
         ------------------

         The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                       Quarter Ended          Quarter Ended
                                       March 31, 2002         March 31, 2001
                                       --------------         --------------

Numerator:
       Net income                        $306,979                $264,491
       Less: Preferred Dividend            88,422                 144,172
                                         --------                --------
Numerator for basic and diluted
earnings per share                       $218,557                $120,319
                                         --------                --------

Denominator:
       Basic weighted average shares      410,705                 465,920
       Effect of common repurchases             0                       0
       Effect of dilutive options         110,427                  6 ,503
                                         --------                --------
       Diluted weighted average shares    521,132                 472,423
                                         --------                --------
Basic earnings per common share          $   0.53                $   0.26
                                         --------                --------
Diluted earnings per common share        $   0.42                $   0.25
                                         --------                --------

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

       Commitments and Contingencies. As of March 31, 2002, the Trust's loan portfolio included 111 loans totaling $19,079,564 of which 14 loans totaling $2,496,361 representing 13% of the loan portfolio were delinquent over two months. Four of these delinquent loans totaling $624,505 were paid off in full and three delinquent loans totaling $512,150 were brought current by May 1, 2002. After adjusting the March 31, 2002 delinquent balances for these payments, the delinquencies in excess of two months are seven loans totaling $1,359,700 or 7% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $203,000, if it is necessary to foreclose upon the mortgage loans.

       The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2002 and March 31, 2001.

Results of Operations

       The historical information presented herein is not necessarily indicative of future operations.

       Three months ended March 31, 2002 and 2001. Revenues for the first quarter increased to $741,478 as compared to $625,102 for the same period in the prior year. The increase in revenue, during the first three months of 2002 was due to CAIT's larger portfolio providing additional revenue of $263,715. The investment income from CAFC declined to $1,052 from $68,503 for the same period in the prior year.

       Expenses for the first quarter 2002 increased to $426,546 as compared to $354,902 for the same period in the prior year. The increased expenses during the first three months of 2002 were primarily due to $35,132 of increased advisory fees earned by the Manager, and increased general and administrative costs of $32,786 for administering a larger portfolio.

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

Liquidity and Capital Resources

       Mortgage loans that are paid off, the disposition of real estate owned, existing bank loan facilities, and additional lines of credit anticipated to be acquired during 2002 will be sufficient to meet the liquidity needs of the Trust's businesses for the next 12 months.

       As of January 1, 2002, the Trust had $441,909 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2002 were $972,921. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

       Net cash provided by operating activities during the three months ended March 31, 2002 and 2001 was $37,276 and $242,447, respectively.

       During 2002 Net Income provided $306,979, an increase in accounts receivable used $84,183 and a decrease in due to affiliates used $197,122. During 2001 Net Income provided $264,491, a decrease in accounts receivable used $87,901 and a decrease in due to affiliates used $99,028.

       Net cash provided by (used in) investing activities for the three months ended March 31, 2002 and 2001 was ($791,349) and ($1,558,407), respectively. The use of cash in 2002 is primarily due to increased mortgage notes receivable which used $1,340,641 and reduced affiliate warehouse borrowing which provided $559,727. The use of cash in 2002 is primarily due to a $2,005,495 increase in warehouse lines of credit to affiliates.

       Net cash provided by financing activities during the three months ended March 31, 2002 and 2001 was $1,285,085 and $1,824,873, respectively. The 2002 results are reduced by $211,242 for the payment of dividends and increased by borrowings of $1,462,926. The 2001 results are reduced by $263,449 for the payment of dividends and increased by borrowings of $2,126,551. The 2001 results are from the payment of dividends.

       The Trust has two term facilities for $7,000,000 and $4,000,000 with two different lenders. Management believes that cash flow from operations, the mortgage loans that are paid off, the disposition of real estate owned, existing bank loan facilities, and additional lines of credit anticipated to be acquired during 2002 will be sufficient to meet the liquidity needs of the Trust's businesses for the next 12 months.

Critical Accounting Policies

       The adequacy of reserving for inherent, but unknown loan losses is the Trust's most critical accounting issue. The Trust's current policy is to maintain a loss reserve of at least 1% of its loan portfolio. As of March 31, 2002, the loss reserve totaled $203,000 or 1.05% of the loan portfolio. Based upon the historicaloperating results of the Trust's core business, a 1% reserve would be adequate to offset the portfolio's inherent losses.

       Similarly, the adequacy of reserving for inherent, but unknown loan losses by CAFC can significantly impact the Trust's reported Investment income from affiliates. As of March 31, 2002, the loss reserve totaled $119,458 on 2.14% of CAFC's loan portfolio. This amount appears adequate to offset the portfolio's inherent losses.

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

       Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the March 31, 2002 balance sheet of the lower of cost or market.

       As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Trust's assets are decreased, the market value of the Trust's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Trust's assets is increased , the market value of the Trust's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the LIBOR money market rates can affect the Trust's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over the average one month LIBOR. A portion of the Trust's liabilities are also based on a spread over the daily Prime Rate. As the level of LIBOR and/or the Prime Rate increases or decreases, the Trust's interest expense will move in the same direction.

       On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (23 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.

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

       The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce first quarter 2002 GAAP income available to common shareholders by $203,000 or 93%.

Asset and Liability Management

       Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (23 months).

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


                              One Year - Historical
                    Interest Rate Adjustment in Basis Points

Borrowings       <200>             <100>             100              200
Net Income        14%                7%              <6%>             <12%>

                                     PART II

                                OTHER INFORMATION


ITEM 1        LEGAL PROCEEDINGS

              The trust is not involved in any legal proceedings at this time.

ITEM 2        CHANGES IN SECURITIES

              During the first quarterly period ending March 31, 2002, the Trust purchased 900 common shares. Additionally, options for 7,224 common shares were exercised and satisfied with treasury stock.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5        OTHER INFORMATION

              Press Release, Exhibit "A" attached hereto and incorporated herein, regarding the third consecutive increased quarterly dividend and record operating results for year 2001.

              Press Release, Exhibit "B" attached hereto and incorporated herein, announcing the record date for and date of the 2001 Annual Meeting.

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


                                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                                       A Real Estate Investment Trust


Dated:   May 14, 2002                  By: /s/ Thomas B. Swartz
                                           --------------------
                                           Thomas B. Swartz,
                                           Chairman and Chief Executive Officer


Dated:   May 14, 2002                  By: /s/ Richard J. Wrensen
                                           ----------------------
                                           Richard J. Wrensen,
                                           Executive Vice President and
                                           Chief Financial Officer

                                   EXHIBIT "A"

Press Release

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

                                   EXHIBIT "B"


Press Release

                       CAPITAL ALLIANCE INCOME TRUST LTD.
              ANNOUNCES RECORD DATE FOR AND DATE OF ANNUAL MEETING


SAN FRANCISCO - (BUSINESS WIRE) - March 28, 2002 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news), a specialty residential finance company, announced the following dates relating to its Annual Shareholders' Meeting:

                  Annual Meeting Date:                        June 14, 2002
                  Annual Meeting Record Date:                 April 22, 2002

The Annual Meeting will be held in the Trust's offices at 50 California St., Suite 2020, San Francisco, CA 94111 at 10:00 a.m.

CAIT is a specialty residential lender which originates and invests in conforming and high- yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors on a whole-loan basis for cash through its mortgage banking subsidiary Capital Alliance Funding Corporation.

Contact:          Capital Alliance Income Trust Ltd.
                  Thomas B. Swartz, 415/288-9575
                  www.calliance.com