Form 10-Q
period 2002-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2002-08-12
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

    (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended June 30, 2002

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             94-3240473
--------------------------------                          ----------------------
(State or other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       50 California Street
       Suite 2020
       San Francisco, California                                       94111
---------------------------------------                             ------------
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

                       Yes     X                 No
                            -------                  ---------

As of July 31, 2002, the registrant's common shares closed at $19.50 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $6,385,000. At that date approximately 330,000 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001

                                 Balance Sheet

                                                                             (Unaudited)              (Audited)
                                                                            June 30, 2002          December 31, 2001
                                                                            -------------          -----------------
ASSETS

    Cash and cash equivalents                                               $    421,325            $    441,909
    Restricted cash                                                              681,059               1,285,382
    Marketable securities                                                         12,971                    --
    Accounts receivable                                                          404,317                 292,588
    Due from affiliates                                                           17,702                     890
    Notes receivable:
       Lines of credit to related parties                                      2,910,927               4,217,408
       Mortgage notes receivable                                              20,057,716              17,738,923
       Allowance for loan losses                                                (222,000)               (180,000)
                                                                            ------------            ------------
          Net Receivable                                                      22,746,643              21,776,331
    Real estate owned                                                             92,000                 234,527
    Investments in affiliates                                                  1,141,649               1,062,210
    Origination costs (net)                                                      248,197                 227,392
    Prepaid items (net)                                                           42,185                  23,062
                                                                            ------------            ------------

    Total assets                                                            $ 25,808,049            $ 25,344,291
                                                                            ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                            $    681,059            $  1,285,382
         Loans payable                                                        10,494,037               9,613,292
         Due to affiliate                                                         30,175                 127,874
         Other liabilities                                                       259,200                 223,202
                                                                            ------------            ------------
    Total liabilities                                                         11,464,471              11,249,750
                                                                            ------------            ------------

    Stockholders' Equity
         Preferred stock, $.01 par value; 675,000 shares authorized;               2,138                   2,138
              213,819 shares issued and outstanding at December 31, 2001;
              213,820 shares issued and outstanding at June 30, 2002
         Additional paid in capital - preferred stock                          5,669,123               5,669,123
            Less: 3,176 preferred shares held in treasury at cost                (86,944)                (86,944)

         Common stock, $.01 par value; 5,000,000 shares authorized;                4,952                   4,952
              495,161 shares issued and outstanding at December 31, 2001;
              495,161 shares issued and outstanding at June 30, 2002
         Additional paid in capital - common stock                             9,370,895               9,370,895
            Less: 85,066 common shares held in treasury at cost (2001)              --                (1,041,812)
            Less: 73,242 common shares held in treasury at cost (2002)          (944,996)                   --
         Accumulated other comprehensive income                                      382                    --
         Retained Earnings                                                       328,028                 176,189
                                                                            ------------            ------------

    Total stockholders' equity                                                14,343,578              14,094,541
                                                                            ------------            ------------

    Total liabilities and stockholders' equity                              $ 25,808,049            $ 25,344,291
                                                                            ============            ============

                 See accompanying notes to financial statement.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001

                            Statement of Operations
                                  (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                          2002           2001          2002           2001
                                                          ----           ----          ----           ----
REVENUES
    Interest income                                  $   656,654    $   408,413    $ 1,332,265    $   814,358
    Interest income from affiliates                       59,414        119,757        118,619        251,850
    Investment income from affiliates                     34,026        126,872         35,077        195,375
    Other income                                           8,180          4,802         13,790         18,412
                                                     -----------    -----------    -----------    -----------
        Total revenues                                   758,274        659,844      1,499,752      1,279,995
                                                     -----------    -----------    -----------    -----------
EXPENSES
    Loan servicing fees to related parties               102,036        100,235        230,036        200,147
    Management fees to related parties                    83,897         56,994        148,897        114,950
    Interest expense on loans                            122,488         80,256        227,988        177,335
    Interest expense on loans from related parties         3,103          1,670          9,661          1,670
    Provision for loan losses                             19,000         46,718         42,000         75,572
    Taxes                                                  5,991          7,065         17,991         11,665
    Amortization                                          12,479         25,360         23,647         45,853
    General and administrative                            83,605         85,398        158,925        126,452
                                                     -----------    -----------    -----------    -----------
          Total expenses                                 432,600        403,696        859,145        753,644
                                                     -----------    -----------    -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REO                         325,674        256,148        640,606        526,351
                                                     -----------    -----------    -----------    -----------
    Operating expenses of REO                                (88)        (4,172)        (1,515)        (9,882)
    Gain (Loss) on Real Estate Owned                     (16,000)          --          (22,527)          --
                                                     -----------    -----------    -----------    -----------

NET INCOME                                           $   309,585    $   251,976    $   616,565    $   516,469
                                                     ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                  $    87,269    $   133,362    $   175,691    $   277,534
                                                     -----------    -----------    -----------    -----------

NET INCOME AVAILABLE TO COMMON                       $   222,316    $   118,614    $   440,873    $   238,935
                                                     ===========    ===========    ===========    ===========

BASIC EARNINGS PER
    COMMON SHARE                                     $      0.53    $      0.26    $      1.06    $      0.52

DILUTED EARNINGS PER
    COMMON SHARE                                     $      0.43    $      0.23    $      0.89    $      0.48

DIVIDENDS PAID PER
    COMMON SHARE                                     $      0.40    $      0.26    $      0.70    $      0.51

WEIGHTED AVERAGE COMMON
    SHARES - BASIC EARNINGS                              418,186        459,931        414,523        462,925

WEIGHTED AVERAGE COMMON
    SHARES - DILUTED EARNINGS                            513,577        512,637        494,629        499,033

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001

                            Statement of Cash Flows
                                  (Undaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     2002           2001
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                $   616,565    $   516,469
      Adjustments to reconcile net income to cash:
        Amortization                                                 23,647         45,853
        (Gain) loss on real estate owned                             22,527           --
        (Increase) decrease in prepaid items                        (19,123)       (25,568)
        Provision for loan losses                                    42,000         75,572
        (Increase) decrease in accounts receivable                 (111,729)        19,470
        Increase (decrease) in due to affiliates                    (80,887)       493,235
        Increase (decrease) in other liabilities                     35,998         90,163
                                                                -----------    -----------
          Net cash provided by (used in) operating activities       528,998      1,215,194
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in warehouse lines of credit            1,306,481     (1,980,161)
      (Increase) in investments                                     (79,439)      (225,593)
      Increase in marketable securities                             (12,589)          --
      Investments in mortgage notes receivable                   (6,117,912)    (6,767,785)
      Repayments of mortgage notes receivable                     3,740,711      6,445,604
      Net proceeds from sale of real estate owned                   120,000        108,250
      Capital costs of real estate owned                               --           (4,308)
                                                                -----------    -----------
        Net cash provided by (used in) investing                 (1,042,748)    (2,423,993)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                      880,745      2,256,392
      Loan fees paid                                                (19,500)          --
      Purchase of treasury stock                                    (47,344)          --
      Sale of treasury stock                                        143,991       (110,794)
      Preferred dividends paid                                     (175,691)      (277,534)
      Common dividends paid                                        (289,035)      (237,619)
                                                                -----------    -----------
        Net cash provided by (used in) financing activities         493,166      1,630,445
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     (20,584)       421,646
CASH AT BEGINNING OF PERIOD                                         441,909        368,241
                                                                -----------    -----------

CASH AT END OF PERIOD                                           $   421,325    $   789,887
                                                                ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                     $   237,649    $   173,170
      Taxes paid                                                $      --      $     3,665
      Contribution to affiliate                                 $    44,362    $    30,219


                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001

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

       The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral. The investment in CAFC is reported in "Investments in affiliates" on the Trust's Balance Sheet and in "Equity in earnings of affiliates" in the Trust's Statement of Operations. CAFC's Balance Sheet and Statement of Operations are presented in Note 11.

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

       The unaudited interim financial statements for the six months ended June 30, 2002 and June 30, 2001 represent the financial statements of the Trust.

3.     Summary of significant accounting policies and nature of operations.
       -------------------------------------------------------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


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

       Marketable securities. Marketable securities are classified as either trading, or available-for-sale. Management has not acquired any securities positions classified as trading securities. Other securities are classified as available-for-sale. Trading securities, if acquired, would be reported at fair value, and changes in their fair value would be reported as other income in the statement of operations. Available-for-sale securities are reported at fair value with unrealized gains and loses excluded from earnings and reported in accumulated other comprehensive income. Realized gains and loses on sales of both trading and available-for-sale securities are determined on an average cost basis.

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

       Investments. The Trust owns 100% of the non-voting preferred shares and has a 99% economic interest in CAFC. As the Trust does not own the voting common shares of CAFC or control CAFC, its investment in CAFC is presented by the equity method of accounting. Under this method, original equity investments are recorded at cost and adjusted by the Trust's share of earnings or losses and decreased by dividends received. Therefore, CAFC's financial information is not reported on a consolidated basis in the Trust's financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       Origination costs. Origination costs relating to mortgage notes receivable are capitalized and amortized over the term of the notes.

       Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust will not be subject to federal corporate income taxes, if the Trust distributes at least 90% of its taxable income to its shareholders. To qualify as a REIT, the trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trusts organization, sources of income, nature of assets, and distribution of assets to shareholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock. In addition the Trust must satisfy certain gross income requirements and certain asset tests at the close of each quarter of its taxable year.

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

       For the three-month and six-month periods ended June 30, 2002 and June 30, 2001, the distributions per preferred and common share are allocated 100% as ordinary income for tax purposes. As of December 31, 2001 the Trust had undistributed taxable income of $20,401 which was fully distributed during the first quarter of 2002 to comply with the applicable Internal Revenue Code requirements.

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

4.     Restricted cash and mortgage note holdbacks.
       -------------------------------------------

       Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of June 30, 2002 and December 31, 2001, mortgage note holdbacks from the consummation of mortgage loans made amounted to $681,059 and $1,285,382 respectively.

5.     Marketable securities.
       ---------------------

       As of June 30, 2002 the market value of the Trusts available-for-sale securities totaled $12,971 which includes an unrealized gain of $382. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income. During the six months ended June 30, 2002, the Trust realized net gain of $1,208 from the sale of equity securities, classified as available-for-sale.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       Realized gains and losses on sales of both trading and available-for-sale securities are included in other income.

6.     Accounts receivable.
       -------------------

       Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers.

7.     Lines of credit to related parties
       ----------------------------------

       The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2002 and December 31, 2001, the Trust advanced to CAFC $2,910,927 and $4,217,408. The interest rate on this line of credit varies with market conditions and is payable monthly. As of June 30, 2002 and December 31, 2001, the applicable interest rate was 7.0%.

       The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. Annual interest on this line of credit is between 7.0% and 12.0%, varies with market conditions and is payable monthly. As of June 30, 2002 and December 31, 2001, no borrowings from the Trust were outstanding.

       The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of June 30, 2002 and December 31, 2001, the Trust had repaid all borrowings from CRF.

8.     Mortgage notes receivable.
       -------------------------

       Mortgage notes receivable represent home equity loans secured by residential real estate. At their original origination, all loans have a combined loan-to-value of not more than 75% of the underlying collateral's appraisal. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

       Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is usually due monthly and principal is usually due as a balloon payment at loan maturity. The balances as of June 30, 2002 and December 31, 2001, were $20,057,716 and $17,738,923, respectively.

9.     Loan loss reserve.
       -----------------

       The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $222,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of June 30, 2002. The Trust's loan loss reserve as of December 31, 2001 was $180,000. The Trust's actual losses may differ from the estimate.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


10.    Real estate owned.
       -----------------

       As of June 30, 2002, the Trust owned one property with a balance of $92,000. As of December 31, 2001, the Trust owned two properties with a balance of $234,527.

11.    Investment in affiliates.
       ------------------------

       Capital Alliance Funding Corporation.
       ------------------------------------

       On April 11, 1997 the Trust formed a non-qualified REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"), to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC by the equity method. CAFC's financial information is not reported on a consolidated basis in the Trust's financial statements.


                  [Remainder of page intentionally left blank.]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


                      CAPITAL ALLIANCE FUNDING CORPORATION
                                  BALANCE SHEET

                                                                     As of          As of
                                                                    June 30,      December 31,
                                                                  (Unaudited)      (Audited)

                                                                     2002            2001
                                                                     ----            ----
ASSETS

     Cash and cash equivalents                                  $    165,677    $    338,146
     Restricted cash                                                 520,788         517,655
     Accounts receivable                                              91,983         164,261
     Mortgage notes receivable                                     4,657,904       8,631,751
     Allowance for loan losses                                       (80,000)       (118,000)
                                                                ------------    ------------
         Net receivable                                            4,577,904       8,513,751
     Real estate owned                                               147,500         567,000
     Investment in affiliate                                           5,000           5,000
     Other assets                                                     29,810          45,934
                                                                ------------    ------------
     Total assets                                               $  5,538,662    $ 10,151,747
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities
         Mortgage note holdbacks                                $    520,788    $    517,655
         Warehouse lines of credit                                   861,396       4,205,695
         Warehouse lines of credit from affiliates                 2,910,927       4,217,408
         Due to affiliates                                            71,896          12,283
         Other liabilities                                            40,138         144,984
                                                                ------------    ------------
     Total liabilities                                             4,405,145       9,098,025
                                                                ------------    ------------

     Stockholders' equity
         Preferred shares, no par value, 2,000 shares                   --              --
              authorized, 2,000 shares issues and outstanding
         Common shares, no par value, 1,000 shares                      --              --
              authorized, 1,000 shares issued and outstanding
         Additional paid in capital                                1,970,092       1,925,730
         Accumulated deficit                                        (836,575)       (872,008)
                                                                ------------    ------------
     Total stockholders' equity                                    1,133,517       1,053,722
                                                                ------------    ------------
     Total liabilities and stockholders' equity                 $  5,538,662    $ 10,151,747
                                                                ============    ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


                      CAPITAL ALLIANCE FUNDING CORPORATION
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,

                                                   2002         2001         2002         2001
                                                   ----         ----         ----         ----
REVENUES

         Interest income                         $ 166,241    $ 207,020    $ 375,685    $ 367,565
         Loan origination income                   152,072      223,506      234,827      405,315
         Service release premium                    (3,930)      13,454       (2,695)      21,625
         Other Income                                8,478        1,954       24,883        6,307
                                                 ---------    ---------    ---------    ---------
                Total revenues                     322,861      445,934      632,700      800,812

EXPENSES

         Management fees to related party           13,752       17,289       18,710       29,800
         Interest expense on
                warehouse lines of credit           20,618       16,761       48,438       39,646
         Interest expense on warehouse
                lines of credit from affiliate      59,414       95,699      118,619      188,861
         Loan origination costs                     31,671       19,507       73,961       31,329
         Provision for loan losses                  22,687       16,689       24,145       28,355
         Wages and salaries                        123,990      109,457      248,216      211,224
         General and administrative                 32,163       30,510       62,898       62,002

         Taxes                                       1,959        3,516       11,014       10,365
                                                 ---------    ---------    ---------    ---------
                Total expense                      306,254      309,428      606,001      601,582
                                                 ---------    ---------    ---------    ---------


INCOME BEFORE GAIN (LOSS)
ON REAL ESTATE OWNED                                16,607      136,506       26,699      199,230
         Gain on real estate owned                  21,317         --         21,317        9,900
         Property holding costs on real             (3,554)      (8,349)     (12,584)     (11,777)
                                                 ---------    ---------    ---------    ---------
                estate owned

NET INCOME                                       $  34,370    $ 128,157    $  35,432    $ 197,353
                                                 =========    =========    =========    =========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       The following are selected footnote disclosures to CAFC's financial statements:

       Accounts receivable.
       -------------------

       Accounts receivable consists primarily of amounts due from borrowers for items such as interest, property taxes, insurance, and interest on a first deed mortgage that were paid by CAFC on behalf of the property securing the mortgage notes. As of June 30, 2002 and December 31, 2001, amounts due from borrowers were $91,983 and $164,261, respectively.

       Mortgage notes receivable.
       -------------------------

       Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in mortgage lending including the risk of borrower default and bankruptcy. The balances as of June 30, 2002 and December 31, 2001 were $4,657,904 and $8,631,751, respectively.

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

       Loan loss reserve.
       -----------------

       CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes an $80,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of June 30, 2002. CAFC's loan loss reserve as of December 31, 2001 was $118,000. CAFC's actual losses may differ from the estimate.

       Real estate owned.
       -----------------

       As of June 30, 2002, CAFC held two properties with a balance of $147,500. As of December 31, 2001, CAFC held one property with a balance of $567,000.

       Warehouse lines of credit.
       -------------------------

       As of June 30, 2002, CAFC had sold three mortgages for $749,000 under a $5,000,000 funding agreement. If the note is resold under the agreement, CAFC receives 100% of the interest earned on the note and the resale premium. The implicit interest rate due on resold notes is Prime plus 1.00% with a floor of 6.00%. As of June 30, 2002 the Prime rate was 4.75%. The facility is cancellable by either party upon 30 days notice.

       As of June 30, 2002, CAFC had borrowed $861,396 from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. CAFC may prepay the outstanding balance without penalty, until November 2002. As of June 30, 2002, the borrowings had accrued interest of $7,532. The Trust has guaranteed the repayment of both principal and interest. The facility matures October 2003.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       As of June 30, 2002 and December 31, 2001, CAFC had borrowed $2,910,927 and $4,217,408 respectively, under a warehouse line of credit with CAIT. The funds are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates and is currently 7% per annum. The CAIT warehouse line of credit is a revolving line that is paid down as the mortgage loans, held as collateral, are sold.

       During the second quarter of 2002, CAFC repaid, on schedule, a warehouse line of credit. CAFC had received advances under the facility, up to a maximum of $5,000,000, with mortgage loans pledged as collateral against the advances received and with a permissible warehouse period of ninety
       (90) days. Interest was LIBOR (London Interbank Offered Rate for U.S. dollar deposits) plus 1.50% during the permissible warehouse period and was payable monthly. Interest on loans that are held for more than 90 days was LIBOR plus 3.00%. This line of credit expired May 2002.

       Related party transactions.
       --------------------------

       The Manager earns an administration fee equal to 25 basis points on loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. For the six months ending June 30, 2002, and the six months ending 2001, the Manager earned administrative fees of $16,710 and $28,355 respectively.

       As described in Note 7, CAFC received an advance of $2,910,927 under a warehouse line of credit from CAIT, and accrued interest of $17,702 related to this line of credit as of June 30, 2002 and reported on the Balance Sheet as Due to Affiliates. CAIT charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of June 30, 2002 and December 31, 2001 was 7.0% per annum.

       On occasion CAFC and its affiliates had related receivables and payables arising from ordinary business transactions. As of June 30, 2002, CAFC had a payable of $3,873 to the Manager and $17,702 to CAIT and $50,321 to CRF. This account is shown on the balance sheet as part of Due To Affiliates. No interest is charged on these inter-company accounts.

       CAFC paid $5,000 in 2001 for an interest in Sierra Capital Corporate Advisors (SCCA), an entity owned by some of the owners of the Manger.

12.    Notes payable.
       -------------

       As of June 30, 2002 and December 31, 2001, the Trust had borrowed $6,296,311 and $6,964,300, with outstanding accrued interest of $21,870 and $23,668, respectively. The Trust receives advances under the agreement up to a maximum of $7,000,000, with the mortgage loans pledged as collateral against the advances received. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at June 30, 2002 was 1.86 %) plus 2.00% and is payable monthly. Maturity date for this line of credit is September 2002.

       As of June 30, 2002 and December 31, 2001, the Trust had borrowed $4,000,000 and $2,250,000, with accrued interest of $8,875 and $11,301, respectively under a second term loan. The Trust receives advances under the agreement up to a maximum of $4,000,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is the applicable prime rate (4.75% as of June 30, 2002) plus 0.50% and is payable monthly. The maturity date for this line of credit is April 2003.

       Both term loans are revolving lines that are paid down as the mortgage loans, held as collateral, are sold. The accrued interest liability is reported as a part of Other Liabilities.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       The Trust has financed a portion of its stock repurchases by borrowing on margin from a brokerage. The amount borrowed on margin is charged at the broker call rate (3.5% as of June 30, 2002) plus 0.75%. Margin debt is callable at the discretion of the lender. As of June 30, 2002 and December 31, 2001, the Trust owed $197,727 and $398,991 in margin debt.

13.    Related party transactions.
       --------------------------

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

       The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC and includes any applicable incentive compensation. The total management fees earned by the Manager were $126,892 and $101,450 for the six months ended June 30, 2002 and 2001, respectively.

       The Manager's REO fee for management and administration of the properties obtained through foreclosure of mortgage notes held is $500 per month for each property held by the Trust and CAFC. The Manager earned $8,500 and $13,500 in REO management fees for the six months ended June 30, 2002 and 2001, respectively.

       The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the six months ended June 30, 2002 was $13,505. No incentive compensation was earned during the six months ended June 30, 2001. Incentive compensation awards are reported as part of the management fees.

       The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2001, the Trust capitalized 55% of this fee as loan origination costs and amortized them over the average life of the loans originated in the month. The remaining 45% of the fee was expensed as the portion attributed for servicing. During 2002 the Trust has capitalized 50% of this fee as loan origination costs and amortizes them over the adjusted weighted average maturity of the portfolio. The remaining 50% of the fee is expensed as the portion attributed to servicing. For the six months ended June 30, 2002 and 2001 the Trust incurred loan servicing expenses of $230,036 and $200,147, respectively.

       On occasions the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of June 30, 2002, the Trust had a receivable of $17,702 from CAFC, a payable of $29,675 to the Manager and a payable of $500 to CRF. As of December 31, 2001, the Trust had a receivable of $740 from CAFC, a receivable of $150 from Sierra Capital Corporate Advisors and a payable of $127,874 to the Manager. These accounts are reported on the balance sheet as Due From Affiliates of $17,702 and $890 and Due To Affiliates of $30,175 and $127,874 as of June 30, 2002, and December 31, 2001, respectively. No interest is charged on these inter-company accounts.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       As described in Note 7 and the related party section of Note 11, as of June 30, 2002 and December 31, 2001 the Trust advanced $2,910,927 and $4,217,408 to CAFC under lines of credit to affiliates.

14.    Preferred, common and treasury stock.
       ------------------------------------

       The Preferred Shareholders are entitled to a dividend preference in an amount equal to an annualized return on the Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b)
       1.50 % over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors. The preferred dividend preference is not cumulative. As of June 30, 2002 and 2001, each Series "A" Preferred Share has a book value of approximately $26.51 and accrued interest, payable monthly at the annualized rate of 6.25% and 8.50% respectively.

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

       The Preferred Shares are redeemable by a shareholder, subject to the consent of the Board of Directors, annually on June 30 for written redemption requests received by May 15 of such year. The Board of Directors may in its sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the Adjusted Net Capital Contribution plus unpaid accrued dividends, divided by the Aggregate Net Capital Contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the Aggregate Adjusted Net Capital Contributions of all Preferred Shares bears to the Adjusted Net Capital Contributions of all Shares outstanding.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       The 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, provided options for the purchase of a total of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date generally two (2) to six (6) months after the date of the grant. Options for the purchase of 68,875 shares were granted April 1, 1999 with an exer- cise price of $13.50 per new Common Share (as adjusted for the 1 for 3 reverse stock split on May 11, 2001). On February 2, 2000, options for the purchase of 109,750 shares were granted with an adjusted exercise price of $9.00 per new Common Share. On February 8, 2001, options for the purchase of 68,875 shares were granted with an adjusted exercise price of $9.06 per new Common Share. The exercise of common stock options reduced the number and cost of shares held in the Trust's treasury. As of June 30, 2002, options for the purchase of 20,724 shares of common stock were exercised and there are 226,776 fully vested outstanding options to purchase common stock at exercise prices between $9.00 to $13.50 per share that expire between April 1, 2009 and February 8, 2011.


                       Options        Options           Total
     Exercise         Exercised      Exercised         Options       Outstanding
       Price           in 2001        in 2002         Exercised        Options
       -----           -------        -------         ---------        -------


     9.00 (a)           6,000          8,474            14,474          95,276

     9.06 (b)           ---            3,750             3,750          65,125

     13.50 (c)          ---            2,500             2,500          66,375
                       ------         ------           -------        --------

     Total              6,000         14,724            20,724         226,776


        (a) exercise period ends February 8, 2011
        (b) exercise period ends April 1, 2009
        (c) exercise period ends May 2, 2011


       On June 19, 2001 the Board of Directors increased the Common Stock repurchase authorization to $550,000. On March 10, 2002, the repurchase authorization was increased to $695,000. As of June 30, 2002, the Trust's public Common Stock purchases reached 46,466 and the remaining repurchase authorization is $204,878. Separately, in a September 3, 2001 private transaction, the Trust purchased 47,500 Common Shares at $13.50. As of June 30, 2002, the cumulation number of Common Stock purchased was 93,966 shares and exercised Common Stock options reduced the treasury's Common Stock balance to 73,242 shares.

       On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for 3) reverse stock split of its Common and Preferred Shares which became effective at the close of business on May 11, 2001. Upon effectiveness of the reverse split, one (1) new Common Share and one (1) new Series "A" Preferred Share was exchanged for each three (3) outstanding Common and Preferred Share, respectively, and there were approximately 495,161 issued and outstanding Common Shares and approximately 213,820 issued and outstanding Preferred Shares. As a result, the December 31, 2000 Common Share treasury balance became 27,160 post-split shares and the December 31, 2000 Preferred Share treasury balance became 3,176 post-split shares, each with $.01 par value. On May 14, 2001, the commencement of post-split trading, the price of a Common Share on the American Stock Exchange was increased to three (3) times

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
              For the six-month period ended June 30, 2002 and 2001


       the closing price of such shares on May 11, 2001 and the Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share was increased to approximately $26.51 per share, three (3) times the existing Adjusted Net Capital Contribution of each such Preferred Share (approximately $8.83) as of June 30, 2001. The authorized capital of the Trust remained unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares authorized. At the 2002 annual meeting, held on June 14, 2002, the amendment to the corporation's Certificate of Incorporation, allowing a decrease in authorized capital to 2,130,000 shares, 1,700,000 being Common Stock and 430,000 being Preferred Stock, each with a par value of $0.01 was approved.

15.    Earnings per share.
       ------------------

       The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,


                                       2002       2001       2002       2001
                                       ----       ----       ----       ----

Numerator:
   Net income                        $309,585   $251,976   $616,565   $516,469
   Less: Preferred Dividend            87,269    133,362    175,691    277,534
                                     --------   --------   --------   --------
Numerator for basic and diluted
   earnings per share                $222,316   $118,614   $440,873   $238,935

Denominator:
   Basic weighted average shares      418,186    459,931    414,523    462,925
   Effect of dilutive options (a)      95,391     52,706     80,106     36,108
                                     --------   --------   --------   --------
   Diluted weighted average shares    513,577    512,637    494,629    499,033

Basic earnings per common share      $   0.53   $   0.26   $   1.06   $   0.52

Diluted earnings per common share    $   0.43   $   0.23   $   0.89   $   0.48


          (a) Treasury share method used to determine dilutive effect.

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

General

      Recent Trends. The Trust invests in non-conforming mortgage loans on one-to-four unit residential properties because management believes that there is a large demand for non-conforming mortgage loans on these kinds of properties which produce higher yields without comparably higher credit risks when compared with conforming mortgage loans. Management invests primarily in A-, B/C credit-rated home equity loans secured by deeds of trust. In general, B and C credit-rated home equity loans are made to borrowers with lower credit ratings than borrowers of higher credit quality, such as A credit-rated home equity loans. Home equity loans rated A-, B/C tend to have higher rates of loss and delinquency, but higher rates of interest than borrowers of higher credit quality. Management believes there is continued strong demand for non-conforming mortgage loans by borrowers and strong demand by investors for high yielding, non-conforming mortgages for securitization.

      Increasing in the Trust's mortgage notes receivable is a trend that management actively seeks to continue. For the six months ended June 30, 2002, the Trust achieved an increase in mortgage notes receivable. During the same period, however, CAFC's notes receivable balance declined. This decline is attributable to the Trust's accelerated purchase of mortgage notes receivable from CAFC and a temporary delay in CAFC's origination of new loans, while a replacement funding facility was introduced. CAFC's replacement funding facility also requires the immediate sale of a funded loan. Although CAFC maintains a repurchase option on these loans for acquisition by the Trust or for sale into the secondary mortgage market, sales with a repurchase option reduced CAFC's reported mortgage notes receivable balance. Future notes receivable balances will continue to be strongly influenced by the level of originations and the availability and mix of term financing, warehouse lines of credit and other funding facilities.

      During the recent economic downturn, the delinquencies for non-conforming mortgage loans on one-to- four unit residential properties has increased. Although the Trust's mortgage loan portfolio may prospectively continue to incur increased delinquencies, Management believes the underwriting criteria that limits the Trust's lending to not more than 75% of the collaterals value at the time of the initial advance will significantly offset the risk of increased foreclosures and potentially greater loan losses.

Loan Origination and Loan Servicing. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the subject of a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, accounting for interest payments, holding escrow funds until fulfillment of mortgage loan requirements, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. Mortgage loan origination and loan servicing were overseen and provided to the Trust by CAAI, its Manager.

      Commitments and Contingencies. As of June 30, 2002, the Trust's loan portfolio included 104 loans totaling $20,057,717 of which 17 loans totaling $3,385,422 and representing 17% of the loan portfolio were delinquent over two months. Seven delinquent loans totaling $1,437,819 and representing 7% were brought current by July 31, 2002. After reducing the June 30, 2002 delinquent balances for these adjustments, 10 loans totaling $1,947,603 or 10% of the loan portfolio are delinquent over two months. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $222,000, if it is necessary to foreclose upon the mortgage loans.

      The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 2002 and June 30, 2001.

Results of Operations

      The historical information presented herein is not necessarily indicative of future operations.

      Three months and six months ended June 30, 2002 and 2001. Revenues for the second quarter 2002 increased to $758,274 as compared to $659,844 for the same period in the prior year. The increase in revenue, during the second quarter of 2002 was due to a larger portfolio at a higher interest rate that provided additional revenue of $248,241. The investment income from CAFC declined to $34,026 from $126,872 for the same period in the prior year primarily due to decreased originations secondary market sales and lower mortgage portfolio balances. The interest income from CAFC declined from $119,757 to $59,414 due to reduced borrowings from the Trust.

      Expenses for the second quarter 2002 increased to $432,600 as compared to $403,696 for the same period in the prior year. The increased expenses during the second quarter of 2002 were primarily due to $28,704 of increased fees earned by the Manager and increased interest expenses of $42,232 from higher bank borrowings. These expenses were partially offset by a reduced provision for loan losses of $27,718 and reduced amortization expenses of $12,881.

      Revenues for the six months ended June 30, 2002 increased to $1,499,752 as compared to $1,279,995 for the same period in the prior year. The increase in revenue, during the second half of 2002 was due to CAIT's larger portfolio at a higher interest rate that provided additional revenue of $517,907. The investment income from CAFC declined to $35,077 from $195,375 for the same period in the prior year primarily due to decreased originations, secondary market sales and lower mortgage portfolio balances. The interest income from CAFC declined from $251,850 to $118,619 due to reduced borrowings from the Trust.

      Expenses for the six months ended June 30, 2002 increased to $859,145 as compared to $753,644 for the same period in the prior year. The increased expenses during the same period in the prior year were primarily due to $63,836 of increased fees earned by the Manager, and increased interest expenses of $50,653 from higher bank borrowings. These expenses were partially offset by a reduced provision for loan losses of $33,572 and reduced amortization expenses of $22,206.

Inflation

      The financial statements of the Trust, prepared in accordance with accounting principles generally accepted in the United States of America, report the Trust's financial position and operating results in terms of historical dollars and does not consider the impact of inflation. Inflation affects the Trust's operations primarily through its effect on interest rates, since interest rates normally increase during period of high inflation and decrease during periods of low inflation. When interest rates increase, the demand for mortgage loans and a borrower's ability to qualify for mortgage financing may be adversely affected.

Liquidity and Capital Resources

      The Trust has term facilities of $7,000,000 and $4,000,000 with two different lenders. Management believes that cash flow from operations, the mortgage loans that are paid off, the disposition of real estate owned, existing bank loan facilities, additional lines of credit anticipated to be acquired during the second half of 2002, and if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the Trust's businesses for the next 12 months.

      As of January 1, 2002, the Trust had $441,909 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2002 were $421,325. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

      Net cash provided by operating activities during the six months ended June 30, 2002 and 2001 was $528,998 and $1,215,194, respectively. During the six months ending June 30, 2002, Net Income provided $616,565, an increase in accounts receivable used $111,729 and decreased due to affiliates used $80,887. During the first six months of 2001 Net Income provided $516,469, an increase in other liabilities provided $90,163 and an increased due to affiliates provided $493,235.

      Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $1,042,748 and $2,423,993, respectively. During the six months ended June 30, 2002, the use of cash is primarily due to net increased mortgage notes receivable which used $2,377,201 and reduced affiliate warehouse borrowing which provided $1,306,481. The use of cash in 2001 is primarily due to a $1,980,161 increase in warehouse lines of credit to affiliates and a net increase in mortgage notes receivable of $322,181.

      Net cash provided by financing activities during the six months ended June 30, 2002 and 2001 was $493,166 and $1,630,445, respectively. The 2002 results are increased by borrowings of $880,745 and reduced by $464,726 for the payment of dividends. The 2001 results are increased by borrowings of $2,256,392 and reduced by $515,153 for the payment of dividends.

Critical Accounting Policies

      The Trust has several accounting policies that require significant and critical judgements to be made by the Manager.

Loan Loss Reserves. The adequacy of loan loss reserves for inherent, but unknown loan losses is a critical accounting issue. As of June 30, 2002, the loss reserve totaled $222,000 or 1.11% of the loan portfolio. Based upon the historical operating results of the Trust's core business, the established reserve would be adequate to offset the portfolio's inherent losses.

Similarly, the adequacy of loan loss reserves for inherent, but unknown loan losses by CAFC can significantly impact the Trust's reported Investment Income from Affiliates. As of June 30, 2002, CAFC's loss reserve totaled $80,000 or 1.74% of CAFC's loan portfolio. Based upon the historical operation results of CAFC, this amount appears adequate to offset the portfolio's inherent losses.

Stock Options. The Trust has issued stock options to its Directors and certain employees of the Manager. The stock options issued are accounted for using the intrinsic-value method. Because the options were issued with exercise prices no less than the market price of the Trust's common stock on the dates of grant, and because other key terms are fixed, use of the intrinsic-value method results in the Trust not recognizing compensation expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options. As of June 30, 2002 there are 226,776 fully vested outstanding options to purchase common stock at exercise prices between $9.00 and $13.50 per share that expire between April 1, 2009 and February 8, 2011.

Equity method of accounting. Consistent with accounting principals generally accepted in the United States of America, the Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. As supplemental information, the Trust includes CAFC's Balance Sheet and Statement of Operations for the six months ended June 30, 2002 and 2001 as part of the financial statements' footnotes. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not effect the Trust's net income or the earnings per common share calculations.

      Management has discussed the Trust's Critical Accounting Policies and the development, selection and disclosure of the estimates and alternatives with the Trust's Audit Committee prior to filing this report with the Securities and Exchange Commission.

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

      Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the June 30, 2002 balance sheet of the lower of cost or market.

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

      On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (28 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate financing increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

      Credit Risk. Credit risk is the exposure to loss from loan defaults and foreclosures. Default and foreclosure rates are subject to a wide variety of factors, including, but not limited to, property values, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, price deflation, the strength of the American economy and other factors beyond the control of the Trust.

      All loans are subject to a certain probability of default and foreclosure. An increase in default rates will likely reduce the book value of the Trust's assets and the Trust's earnings and cash flow available to fund operations and pay dividends.

      The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. Currently the Trust provides a loan loss reserve equal to 1.11% of the Trust's mortgage portfolio balance. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce second quarter 2002 GAAP income available to common shareholders by an additional $222,000 or 100%.

Asset and Liability Management

      Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (28 months).

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



                             One Year - Historical
                    Interest Rate Adjustment in Basis Points

Borrowings       <300 bp>        <200 bp>        <100 bp>       100 bp       200 bp        <300 bp>
Net Income          12%             8%              4%           <4%>         <8%>           <12%>


                  [Remainder of page intentionally left blank.]

                                     PART II

                                OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

       The trust is not involved in any legal proceedings at this time.

ITEM 2     CHANGES IN SECURITIES

       During the second quarterly period ending June 30, 2002, the Trust purchased 2,000 common shares. Additionally, options for 7,500 common shares were exercised.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Trust held its 2002 Annual Meeting on June 14, 2002. At the Annual Meeting, Directors Richard J. Wrensen and Donald R. Looper were reelected as Class III Directors for a three-year term with 549,602 in favor, 0 against, and 7,531 abstaining for both. Directors Thomas B. Swartz, Harvey Blomberg, Stanley C. Brooks and Dennis Konczal, whose terms continued for one, one, two and two years, respectively, continue as Directors.

      The Shareholders approved the amendment of the Corporation's Certificate of Incorporation to decrease the Corporation's authorized capital to 2,130,000 Shares consisting of 1,700,000 authorized Shares of Common Stock with a par value of $.01 per Share and 430,000 authorized Shares of Preferred Stock with a par value of $.01 per Share with 375,567 shares or 59.8% of the shares issued, outstanding and entitled to vote approving the amendment, 7,268 against, and 8,076 abstaining.

      The Shareholders ratified the selection of Novogradac & Company LLP as independent public accountants and auditors for the Trust with 475,696 shares voting in favor of such approval, 70,443 shares against and 9,994 abstaining.

ITEM 5     OTHER INFORMATION

       Press Release, Exhibit "A" attached hereto and incorporated herein, regarding CAFC's $5,000,000 funding agreement and CAIT's $4,000,000 borrowing facility.

       Press Release, Exhibit "B" attached hereto and incorporated herein, announcing the fourth consecutive increased quarterly dividend.

       Press Release, Exhibit "C", regarding the second quarter's operating results for 2002.

ITEM 6     REPORTS ON FORM 8-K

       Not applicable.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                CAPITAL ALLIANCE INCOME TRUST LTD.,
                A Real Estate Investment Trust


Dated:  August 6, 2002                 By: /s/ Thomas B. Swartz
                                           --------------------
                                           Thomas B. Swartz,
                                           Chairman and Chief Executive Officer


Dated:  August 6, 2002                 By: /s/ Richard J. Wrensen
                                           ----------------------
                                           Richard J. Wrensen,
                                           Executive Vice President and
                                           Chief Financial Officer




         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, and I, Richard J. Wrensen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. s 1350, as adopted pursuant to s 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:  August 7, 2002                 By: /s/ Thomas B. Swartz
                                           --------------------
                                           Thomas B. Swartz,
                                           Chairman and Chief Executive Officer


Dated:  August 7, 2002                 By: /s/ Richard J. Wrensen
                                           ----------------------
                                           Richard J. Wrensen,
                                           Executive Vice President and
                                           Chief Financial Officer

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                   ANNOUNCES EXPANDED FINANCIAL RELATIONSHIPS
                               IMPROVING LIQUIDITY

SAN FRANCISCO - (BUSINESS WIRE) - May 31, 2002 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) - a residential mortgage REIT operating both mortgage investment and mortgage banking businesses, announced the successful consummation of negotiations with a new lender and an expanded relationship with one of its existing lenders to provide an aggregate $6.75 million in increased funding facilities to improve CAIT's liquidity. CAIT's mortgage banking business is conducted through Capital Alliance Funding Corporation, a subsidiary in which it has a 99% economic interest.

Dennis R. Konczal, President and Chief Operating Officer of CAIT, stated that, "We are pleased to add Gateway Bank F.S.B. of San Leandro, CA to the group of financial institutions with whom we are working. Gateway Bank F.S.B. will provide Capital Alliance Funding Corporation with a $5 million Quick$ale(R) facility. We are equally pleased to be able to expand to $4 million our secured line of credit with Golden Gate Bank of San Francisco, CA, a member of Greater Bay Bancorp (NASDAQ: GBBK)." Mr. Konczal also noted that, "This added liquidity will allow CAIT to more fully take advantage of favorable interest rate spreads while increase its niche bridge-financing business and add to CAIT's mortgage portfolio."

Richard J. Wrensen, CAIT's Executive Vice President and Chief Financial Officer, reiterated that CAIT will continue to discuss increased credit commitments with its existing lenders and will seek additional borrowing facilities and banking relationships. Mr. Wrensen explained that, "Even with its expanded borrowing, CAIT maintains a conservative balance sheet since CAIT and its subsidiary's borrowings are less than 1.5 times CAIT's equity capital. Most mortgage REITs typically borrow six to eight times capital." Mr. Wrensen stressed that CAIT's robust growth has not compromised the quality of its loan portfolio. He said, "Our growth is organic and the portfolio's average loan to appraised value remains less than 70%."

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainty. CAIT's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of CAIT's investments and unforeseen factors. As discussed in CAIT's filings with the Securities and Exchange Commission, these factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, the liquidity of the secondary markets and credit markets, increases in cost and other general competitive factors.

Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, CFO - 415/288-9575 www.calliance.com

                                   EXHIBIT "B"

                     CAPITAL ALLIANCE INCOME TRUST ANNOUNCES
                 FOURTH CONSECUTIVE INCREASED QUARTERLY DIVIDEND
                   AND CONTINUED STRENGTH IN OPERATING RESULTS

SAN FRANCISCO - (BUSINESS WIRE) - June 24, 2002 - Capital Alliance Income Trust Ltd. ("CAIT") - (AMEX: CAA-news), a residential mortgage REIT operating both mortgage investment and mortgage banking businesses, announced the fourth consecutive increased Common Share dividend. The dividend rate of $.45 per Common Share is a 12.5 % increase over the prior quarter's dividend and a 76.5 % increase over 2001's same quarter payment. Based on the closing common stock price of $17.60 per share on June 21, 2002, the annualized dividend yield is 10.23%.

The dividend is payable on July 15, 2002 to shareholders of record on July 5, 2002.

Dennis R. Konczal, CAIT's President and Chief Operating Officer, noted that "CAIT's increasing common dividends are indicative of underlying operating results that have continued to improve. Even as interest rate driven refinancings decline, the demand for our portfolio loan product continues to increase. This is because we provide residential borrowers, with significant equity in their properties, unique access to various "niche" bridge financing options not available from more traditional lenders."

Richard J. Wrensen, CAIT's Executive Vice-President and Chief Financial Officer, stated "the mortgage portfolio's growth continues to provide strong operating results and CAIT's under leveraged balance sheet continues to provide the capacity for growth. We are enthusiastic about our current and future opportunities. Our people are focused and our strategy is increasing shareholder value. The Board of Directors is delighted to approve our fourth consecutive dividend increase."

The Board of Directors also announced that commencing in the fourth quarter 2002, CAIT's common shareholder of record and dividend payment dates will change. Common dividends will be payable to shareholders of record one month and six business days after the calendar quarter's end. The common share dividend will be paid about the 15th of the month, but not later than eight (8) business days after the record date. Therefore, the fourth quarter's dividend is now scheduled to be announced in late October for common shareholders of record November 8, 2002 and will be payable on November 15, 2002. The change will provide CAIT's Board of Directors additional time to consider CAIT's dividend requirement. As a REIT, CAIT is required to distribute 90% of its annual taxable income.

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

Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, 415/288-9575 www.calliance.com

                                   EXHIBIT "C"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                  ANNOUNCES SIXTH STRAIGHT QUARTER OF IMPROVED
                   EARNINGS AS COMPARED TO PRIOR YEAR QUARTERS

SAN FRANCISCO - (BUSINESS WIRE)- August 7, 2002 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced an increase in its earnings to $309,585 ($.53 basic and $ .43 diluted per share) for the three months ending June 30, 2002 and $616,565 ($ 1.06 basic and $ .89 diluted) for the six months ended June 30, 2002, as compared to earnings of $251,976 ($ .26 basic and $ .23 diluted per share) and $516,469 ($ .52 basic and $. 48 diluted per share), respectively, for the like periods in 2001. Revenues also increased to $758,274 for the three months ending June 30, 2002 and $1,499,752 for the six month period ending June 30, 2002, as compared to $659,844 and $1,279,995 for the same periods in 2001. The increase in quarterly earnings over the prior year's respective quarter was the sixth straight such increase in a row for CAIT. Based upon the closing stock price of August 6, 2002, CAIT's annualized common share dividend yield is 9.63%.

CAIT's Form 10-Q and its financial statements included therein, to be filed by August 14, 2002, will be duly certified pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350) by Thomas B. Swartz, Chief Executive Officer and Richard J. Wrensen, Chief Financial Officer of CAIT.

Richard J. Wrensen, CAIT's Executive Vice-President and Chief Financial Officer noted that the continuing improvement in CAIT's earnings is poised to continue through the remainder of 2002 notwithstanding the uncertainty afflicting the general economy, interest rates, and residential real estate values.

CAIT is a specialty residential lender which originates and invests as a portfolio lender in high-yielding non- conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates conforming and non-conforming loans on residential properties for sale to investors in the secondary market on a whole loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation. CAIT's investment guidelines limit its portfolio mortgages to 75% or less of the collateral's appraised value. As a REIT, CAIT is required to distribute 90% of its annual taxable income.

This document contains "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainty. CAIT's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of CAIT's investments and unforeseen factors. As discussed in CAIT's filings with the Securities and Exchange Commission, these factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, the liquidity of the secondary markets and credit markets, increases in cost and general competitive factors.

Contact:     Capital Alliance Income Trust Ltd., San Francisco
             Richard J. Wrensen, Executive Vice President and CFO - 415/288-9575 rjwrensen@calliance.com www.calliance.com