Form 10-Q
period 2002-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2002-11-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________

                                    FORM 10-Q

(Mark One)

          (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

                        Commission File Number: 333-11625

                             -----------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

             ------------------------------------------------------
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

                                    Yes     X                 No
                                          -----

As of October 31, 2002, the registrant's common shares closed at $18.75 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $6,305,044. At that date approximately 336,269 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                     PART I
                                     ITEM 1.



                              FINANCIAL STATEMENTS

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001

                                 Balance Sheet

                                                                             (Unaudited)        (Audited)
                                                                        September 30, 2002   December 31, 2001
                                                                        ------------------   -----------------
ASSETS
    Cash and cash equivalents                                             $    222,911        $    441,909
    Restricted cash                                                            836,399           1,285,382
    Marketable Securities                                                        8,959                --
    Accounts receivable                                                        544,254             292,588
    Due from affiliates                                                         14,770                 890
    Notes receivable:
       Warehousing facilities to related parties                             3,045,697           4,217,408
       Mortgage notes recievable                                            18,960,365          17,738,923
       Allowance for loan losses                                              (275,000)           (180,000)
                                                                          ------------        ------------
          Net Receivable                                                    21,731,062          21,776,331
    Real estate owned                                                           92,000             234,527
    Investments in affiliates                                                1,071,652           1,062,210
    Origination costs (net)                                                    239,594             227,392
    Prepaid items (net)                                                         21,861              23,062
                                                                          ------------        ------------

    Total assets                                                          $ 24,783,462        $ 25,344,291
                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                          $    836,399        $  1,285,382
         Loans payable                                                       9,453,697           9,613,292
         Due to affiliate                                                       39,572             127,874
         Other liabilities                                                     173,384             223,202
                                                                          ------------        ------------
    Total liabilities                                                       10,503,052          11,249,750
                                                                          ------------        ------------

    Stockholders' Equity
       Preferred stock, $.01 par value; 675,000 shares authorized;               2,138               2,138
           213,819 shares issued and outstanding at December 31, 2001;
           213,820 shares issued and outstanding at September 30, 2002
       Additional paid in capital - preferred stock                          5,669,123           5,669,123
         Less: 3,176 preferred shares held in treasury at cost (2001)             --               (86,944)
         Less: 3,176 preferred shares held in treasury at cost (2002)          (86,944)               --

       Common stock, $.01 par value; 5,000,000 shares authorized;                4,952               4,952
           495,161 shares issued and outstanding at December 31, 2001;
           495,161 shares issued and outstanding at September 30, 2002
       Additional paid in capital - common stock                             9,370,895           9,370,895
         Less: 81,479 common shares held in treasury at cost (2001)               --            (1,041,812)
         Less: 70,392 common shares held in treasury at cost (2002)           (939,515)               --
       Accumulated other comprehensive income                                     (980)               --
       Retained Earnings                                                       260,741             176,189
                                                                          ------------        ------------

    Total stockholders' equity                                              14,280,410          14,094,541
                                                                          ------------        ------------

    Total liabilities and stockholders' equity                            $ 24,783,462        $ 25,344,291
                                                                          ============        ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001

                            Statement of Operations
                                  (Unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                             2002           2001           2002           2001
                                                             ----           ----           ----           ----
REVENUES
       Interest income                                  $   660,673    $   501,539    $ 1,992,938    $ 1,333,186
       Interest income from affiliates                       46,258        176,504        164,877        428,354
       Investment income from affiliates                    (69,998)       135,872        (34,920)       331,248
       Other income                                           2,175         15,727         15,965         34,140
                                                        -----------    -----------    -----------    -----------
           Total revenues                                   639,108        829,642      2,138,860      2,126,928
                                                        -----------    -----------    -----------    -----------

EXPENSES
       Loan servicing fees to related parties               124,492        110,960        354,529        311,107
       Management fees to related parties                    62,690         73,001        211,587        187,951
       Interest expense on loans                            106,703        143,010        334,690        337,637
       Interest expense on loans from related parties         9,208         15,375         18,869         17,045
       Provision for loan losses                             53,000         67,816         95,000        143,387
       Amortization                                           9,816         19,313         33,463         57,938
       General and administrative                            57,630         61,266        216,555        194,946
       Taxes                                                  5,700         10,100         23,691         21,765
                                                        -----------    -----------    -----------    -----------
             Total expenses                                 429,239        500,841      1,288,384      1,271,776
                                                        -----------    -----------    -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REO                        $   209,869    $   328,801    $   850,476    $   855,152
                                                        -----------    -----------    -----------    -----------
       Operating expenses of REO                             (1,184)        (3,139)        (2,699)       (13,021)
       Gain (Loss) on Real Estate Owned                        --             --          (22,527)          --
                                                        -----------    -----------    -----------    -----------

NET INCOME                                              $   208,685    $   325,662    $   825,250    $   842,131
                                                        ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                     $    87,257    $   116,364    $   262,948    $   393,898
                                                        -----------    -----------    -----------    -----------

NET INCOME AVAILABLE TO COMMON                          $   121,428    $   209,298    $   562,302    $   448,233
                                                        ===========    ===========    ===========    ===========

BASIC EARNINGS PER
       COMMON SHARE                                     $      0.29    $      0.48    $      1.35    $      0.97

DILUTED EARNINGS PER
       COMMON SHARE                                     $      0.23    $      0.43    $      1.12    $      0.88

DIVIDENDS PAID PER
       COMMON SHARE                                     $      0.45    $      0.26    $      1.15    $      0.77

WEIGHTED AVERAGE COMMON
       SHARES - BASIC EARNINGS                              423,036        438,936        417,226        460,913

WEIGHTED AVERAGE COMMON
       SHARES - DILUTED EARNINGS                            525,023        489,304        502,641        511,281

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001

                            Statement of Cash Flows
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                      2002            2001
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                $    825,250    $    842,131
      Adjustments to reconcile net income to net cash:
        Amortization (net)                                            33,463          44,391
        (Gain) loss on real estate owned                              22,257            --
        (Income) loss from investment in affiliate                    34,920        (331,248)
        (Increase) decrease in prepaid items                            (560)           --
        Provision for loan losses                                     95,000          70,056
        (Increase) decrease in accounts receivable                  (251,666)         (5,366)
        Increase (decrease) in due to / due from affiliates         (102,182)          2,591
        Increase (decrease) in other liabilities                     (49,818)         62,893
                                                                ------------    ------------
          Net cash provided by (used in) operating activities        606,664         685,448
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in warehousing facilities                1,171,711      (1,438,448)
      (Increase) in investments                                      (44,362)        (30,218)
      Increase in marketable securities                               (9,939)           --
      Investments in mortgage notes receivable                    (7,580,115)    (12,901,385)
      Repayments of mortgage notes receivable                      6,275,446       9,380,496
      Net proceeds from sale of real estate owned                       --           108,250
      Capital costs of real estate owned                                --            (2,438)
                                                                ------------    ------------
        Net cash provided by (used in) investing                    (187,259)     (4,883,743)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                      (159,595)      5,614,340
      Loan fees paid                                                 (19,500)           --
      Purchase of treasury stock                                     (71,924)       (845,808)
      Sale of treasury stock                                         174,221            --
      Preferred dividends paid                                      (262,948)       (393,898)
      Common dividends paid                                         (477,752)       (370,541)
                                                                ------------    ------------
        Net cash provided by (used in) financing activities         (638,403)      4,004,093
                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH                                     (218,998)       (194,202)
CASH AT BEGINNING OF PERIOD                                          441,909         368,241
                                                                ------------    ------------

CASH AT END OF PERIOD                                           $    222,911    $    174,039
                                                                ============    ============


SUPPLEMENTAL CASHFLOW INFORMATION:
      Interest expense paid                                     $    364,191    $    354,682
      Taxes paid                                                $     33,978    $     15,865
      Contribution to affiliate                                 $     44,362    $     30,218

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001


1.     Organization.
       ------------

       Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, invests primarily in mortgage loans secured by real estate. The Trust was formed December 12, 1995 as a mortgage Real Estate Investment Trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral.

       The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral. The investment in CAFC is reported in "Investments in affiliates" on the Trust's Balance Sheet and in "Investment income from affiliates" in the Trust's Statement of Operations. CAFC's Balance Sheet and Statement of Operations are presented in Note 11.

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

       The unaudited interim financial statements for the nine months ended September 30, 2002 and September 30, 2001 represent the financial statements of the Trust.

3.     Summary of significant accounting policies and nature of operations.
       ----------------------------------------------------------------------

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

       Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001 assumptions that affect the accounts reported in financial statements and the accompanying notes. Actual results could differ from those estimates.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001


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

       For the three-month and nine-month periods ended September 30, 2002 and September 30, 2001, the distributions per preferred and common share are allocated 100% as ordinary income for tax purposes. As of December 31, 2001 the Trust had undistributed taxable income of $20,401 which was fully distributed during the first quarter of 2002 to comply with the applicable Internal Revenue Code requirements.

       Earnings per share. Earnings per share and shares outstanding have been adjusted on the Statement of Operations for the three to one reverse stock split made May 11, 2001.

       Reclassifications. Certain 2001 amounts may have been reclassified to conform to 2002 classifications. Such reclassifications had no effect on reported net income.

4.     Restricted cash and mortgage note holdbacks.
       ---------------------------------------------

       Pursuant to mortgage loan agreements between the Trust and certain of its borrowers, a portion of the loan proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of September 30, 2002 and December 31, 2001, mortgage note holdbacks from the consummation of mortgage loans made amounted to $836,399 and $1,285,382 respectively.

5.     Marketable securities.
       ------------------------

       As of September 30, 2002 the market value of the Trusts available-for-sale securities totaled $8,959 which includes an unrealized loss of $980. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income. During the nine months ended September 30, 2002, the Trust realized net gain of $1,573 from the sale of equity securities, classified as available-for-sale. Realized gains and losses on sales of both trading and available-for-sale securities are included in other income.

6.     Accounts receivable.
       ----------------------

       Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers.

7.     Lines of credit to related parties
       ------------------------------------

       The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2002 and December 31, 2001, the Trust advanced to CAFC $3,045,697 and $4,217,408. The interest rate on this warehousing facility varies with market conditions and is payable monthly. As of September 30, 2002 and December 31, 2001, the applicable interest rate was 7.0%.

       The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. The interest rate on this warehousing facility is between 7.0% and 12.0%, varies with market conditions and is payable monthly. As of September 30, 2002 and December 31, 2001, no borrowings from the Trust were outstanding.

       The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of September 30, 2002 and December 31, 2001, the Trust had repaid all borrowings from CRF.

8.     Mortgage notes receivable.
       -------------------------

       Mortgage notes receivable represent home equity loans secured by residential real estate. At their original origination, all loans have a combined loan-to-value of not more than 75% of the underlying collateral's appraisal. The Trust is subject to the risks inherent in mortgage lending including the risk of borrower default and bankruptcy.

       Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is usually due monthly and principal is usually due as a balloon payment at loan maturity. The balances as of September 30, 2002 and December 31, 2001, were $18,960,365 and $17,738,923, respectively.

9.     Loan loss reserve.
       -----------------

       The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $275,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of

       September 30, 2002. The Trust's loan loss reserve as of December 31, 2001 was $180,000. The Trust's actual losses may differ from the estimate.

10.    Real estate owned.
       -----------------

       As of September 30, 2002, the Trust owned one property with a balance of $92,000. As of December 31, 2001, the Trust owned two properties with a balance of $234,527.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                  BALANCE SHEET

                                                               (Unaudited)             (Audited)
                                                           September 30, 2002      December 31, 2001
                                                           ------------------      -----------------
ASSETS

    Cash and cash equivalents                                $    381,427            $    338,146
    Restricted cash                                               343,142                 517,655
    Accounts receivable                                           105,974                 164,261
    Note receivable:
        Mortgage notes receivable                               6,352,355               8,631,751
        Allowance for loan losses                                (215,000)               (118,000)
                                                             ------------            ------------
        Net Receivable                                          6,137,355               8,513,751
    Real estate owned                                             119,493                 567,000
    Investment in affiliate                                         5,000                   5,000
    Other assets                                                   40,525                  45,934
                                                             ------------            ------------

    Total assets                                             $  7,132,916            $ 10,151,747
                                                             ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
        Mortgage note holdbacks                              $    343,142            $    517,655
        Warehousing facilities                                  2,577,011               4,205,695
        Warehousing facilities from related parties             3,045,697               4,217,408
        Due to affiliate                                           19,694                  12,283
        Other liabilities                                          84,560                 144,984
                                                             ------------            ------------
    Total liabilities                                           6,070,104               9,098,025
                                                             ------------            ------------

    Stockholders' Equity
       Preferred shares, no par value                                --                      --
           2,000 shares authorized, issued and outstanding
       Common shares, no par value                                   --                      --
           1,000 shares authorized, issued and outstanding
       Additional paid in capital                               1,970,092               1,925,730
       Accumulated deficit                                       (907,280)               (872,008)
                                                             ------------            ------------

    Total stockholders' equity                                  1,062,812               1,053,722
                                                             ------------            ------------

    Total liabilities and stockholders' equity               $  7,132,916            $ 10,151,747
                                                             ============            ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001

                      CAPITAL ALLIANCE FUNDING CORPORATION
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                             2002           2001           2002           2001
                                                             ----           ----           ----           ----
REVENUES
       Interest income                                  $   164,459    $   277,569    $   540,144    $   645,134
       Loan origination income                              206,498        317,132        441,325        722,447
       Service release premium                               17,173         43,356         14,478         64,982
       Other income                                           3,600         17,849         28,483         24,156
                                                        -----------    -----------    -----------    -----------
           Total revenues                                   391,730        655,906      1,024,430      1,456,719
                                                        -----------    -----------    -----------    -----------

EXPENSES
       Management fees to related parties                    14,028         22,604         32,738         52,404
       Interest expense on loans                             48,025         24,466         96,463         64,000
       Interest expense on loans from related parties        46,258        176,804        164,877        365,665
       Loan origination costs                                17,142         29,790         91,103         61,118
       Provision for loan losses                            155,643        101,736        179,788        130,092
       Wages and salaries                                   119,279        126,102        367,495        337,951
       General and administrative                            60,513         30,770        123,411         90,765
       Taxes                                                  3,500            380         14,514         10,745
                                                        -----------    -----------    -----------    -----------
             Total expenses                                 464,388        512,652      1,070,389      1,112,740
                                                        -----------    -----------    -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REO                        $   (72,658)   $   143,254    $   (45,959)   $   343,979
                                                        -----------    -----------    -----------    -----------
       Operating expenses of REO                              1,953        (16,320)       (10,631)       (28,097)
       Gain (Loss) on Real Estate Owned                        --           10,306         21,317         20,207
                                                        -----------    -----------    -----------    -----------

NET INCOME                                              $   (70,705)   $   137,240    $   (35,273)   $   336,089
                                                        ===========    ===========    ===========    ===========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001


       The following are selected footnote disclosures to CAFC's financial statements:

       Accounts receivable.
       --------------------

       Accounts receivable consists primarily of amounts due from borrowers for items such as interest, property taxes, insurance, and interest on a first deed mortgage that were paid by CAFC on behalf of the property securing the mortgage notes. As of September 30, 2002 and December 31, 2001, amounts due from borrowers were $105,974 and $164,261, respectively.

       Mortgage notes receivable.
       --------------------------

       Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is usually due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in mortgage lending including the risk of borrower default and bankruptcy. The balances as of September 30, 2002 and December 31, 2001 were $6,352,355 and $8,631,751, respectively.

       Some of the mortgage loans originated and purchased by CAFC are held for sale to the Trust. The remaining originations and purchases are designated for sale to independent third parties. The Trust's purchase price is the mortgage loans outstanding balance (par value) plus any accrued interest. Loans designated for sale to a third party are pre-approved for purchase by the third party, before the loan is acquired by CAFC. Sales to third parties are usually greater than CAFC's total purchase price.

       Loan loss reserve.
       ------------------

       CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $215,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of September 30, 2002. CAFC's loan loss reserve as of December 31, 2001 was $118,000. CAFC's actual losses may differ from the estimate.

       Real estate owned.
       ------------------

       As of September 30, 2002, CAFC held two properties with a balance of $119,493. As of December 31, 2001, CAFC held one property with a balance of $567,000.

       Warehouse lines of credit.
       --------------------------

       As of September 30, 2002, CAFC had borrowed $1,923,725 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. Interest is payable monthly. As of September 30, 2002 the Prime rate was 4.75% and the funding agreement had accrued interest of $11,385. The facility is cancellable by either party upon 30 days written notice.

       As of September 30, 2002, CAFC had borrowed $653,286 from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. CAFC may prepay the outstanding balance without penalty, until November 2002. As of September 30, 2002, the borrowings had accrued interest of $5,856. The Trust has guaranteed the repayment of both principal and interest. The facility matures October 2003.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001


       As of September 30, 2002 and December 31, 2001, CAFC had borrowed $3,045,697 and $4,217,408 respectively, under a loan sale agreement with the Trust. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. CAFC then surrenders all rights of title and interest on such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. The interest rate on this facility varies with market conditions and is payable monthly. As of September 30, 2002 and December 31, 2001, the applicable interest rate was 7.0%

       During the second quarter of 2002, CAFC repaid, on schedule, a warehouse line of credit. CAFC had received advances under the facility, up to a maximum of $5,000,000, with mortgage loans pledged as collateral against the advances received and with a permissible warehouse period of ninety
       (90) days. Interest was LIBOR (London Interbank Offered Rate for U.S. dollar deposits) plus 1.50% during the permissible warehouse period and was payable monthly. Interest on loans that are held for more than 90 days was LIBOR plus 3.00%.

       Related party transactions.
       ---------------------------

       The Manager earns an administration fee equal to 25 basis points on loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. For the three months ending September 30, 2002 and 2001, the Manager earned administrative fees of $14,028 and $22,604, respectively. For the nine months ending September 30, 2002 and 2001, the Manager earned administrative fees of $32,738 and $52,404, respectively.

       As described in Note 7, CAFC received an advance of $3,045,697 under a warehousing facility from the Trust, and accrued interest of $14,770 related to this line of credit as of September 30, 2002 and reported on the Balance Sheet as part of Due to Affiliates. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the warehousing facility as of September 30, 2002 and December 31, 2001 was 7.0% per annum.

       On occasion CAFC and its affiliates had related receivables and payables arising from ordinary business transactions. As of September 30, 2002, CAFC had a payable of $4,925 to the Manager. This account is shown on the balance sheet as part of Due To Affiliates. No interest is charged on the inter-company accounts.

       CAFC paid $5,000 in 2001 for an interest in Sierra Capital Corporate Advisors (SCCA), an entity owned by some of the owners of the Manager.

12.    Notes payable.
       -------------

       As of September 30, 2002 and December 31, 2001, the Trust had borrowed $6,740,850 and $6,964,300, with outstanding accrued interest of $18,705 and $23,668, respectively. The Trust receives advances under a term loan agreement up to a maximum of $7,000,000, with the mortgage loans pledged as collateral against the advances received. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at September 30, 2002 was
       1.82 %) plus 2.00% and is payable monthly. Maturity date for this line of credit is November 2002.

       As of September 30, 2002 and December 31, 2001, the Trust had borrowed $2,550,000 and $2,250,000, with accrued interest of $8,750 and $11,301, respectively under a second term loan. The Trust receives advances under the agreement up to a maximum of $4,000,000, with the mortgage loans pledged as collateral against the advances received. Annual interest is

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001 the applicable prime rate (4.75% as ofSeptember 30, 2002) plus 0.50% and is payable monthly. The maturity date for this line of credit is April 2003.

       Both term loans are revolving lines that are paid down as the mortgage loans, held as collateral, are sold. The accrued interest liability is reported as a part of Other Liabilities.

       The Trust has financed a portion of its stock repurchases by borrowing on margin from a brokerage company. The amount borrowed on margin is charged at the broker call rate (3.5% as of September 30, 2002) plus 0.75%. Margin debt is callable at the discretion of the lender. As of September 30, 2002 and December 31, 2001, the Trust owed $162,847 and $398,991 in margin debt.

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

       The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC and includes any applicable incentive compensation. The total management fees earned by the Manager were $62,690 and $73,001 for the three months ended September 30, 2002 and 2001, respectively, and $211,587 and $187,951 for the nine months ended September 30, 2002 and 2001, respectively.

       The Manager's REO fee for management and administration of the properties obtained through foreclosure of mortgage notes held is $500 per month for each property held by the Trust and CAFC. The Manager earned $4,000 and $4,500 in REO management fees for the three months ended September 30, 2002 and 2001, respectively, and $12,500 and $13,500 in REO management fees for the nine months ended September 30, 2002 and 2001, respectively.

       The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. No incentive compensation was earned during the third quarter of 2002. For the three months ending September 30, 2001, the incentive compensation was $12,000. The incentive compensation for the nine months ended September 30, 2002 and 2001 was $13,466 and $12,000, respectively. Incentive compensation awards are reported as part of the management fees.

       The Manager also receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2002, the Trust has capitalized 50% of this fee as loan origination costs and amortizes loan origination costs over the adjusted weighted average maturity of the portfolio. The remaining 50% of the fee is expensed as the portion attributed to servicing. During 2001, the Trust capitalized 55% of this fee as loan

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001 origination costs and amortized them over the average life of the loans originated in the month. The remaining 45% of the fee was expensed as the portion attributed for servicing. For the three months ended September 30, 2002 and 2001, the Trust incurred loan servicing expenses of $124,492 and $110,960, respectively. For the nine months ended September 30, 2002 and 2001, the Trust incurred loan servicing expenses of $354,529 and $311,107, respectively.

       On occasions the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of September 30, 2002, the Trust had a receivable of $14,770 from CAFC, a payable of $31,811 to the Manager and a payable of $7,761 to CRF. As of December 31, 2001, the Trust had a receivable of $740 from CAFC, a receivable of $150 from Sierra Capital Corporate Advisors and a payable of $127,874 to the Manager. These accounts are reported on the balance sheet as Due From Affiliates of $14,770 and $890 and Due To Affiliates of $39,572 and $127,874 as of September 30, 2002, and December 31, 2001, respectively. No interest is charged on these inter-company accounts.

       As described in Note 7 and the related party section of Note 11, as of September 30, 2002 and December 31, 2001 the Trust advanced $3,045,697 and $4,217,408 to CAFC under lines of credit to affiliates.

14.    Preferred, common and treasury stock.
       ------------------------------------

       The Preferred Shareholders are entitled to a dividend preference in an amount equal to an annualized return on the Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b)
       1.50 % over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors. The preferred dividend preference is not cumulative. As of September 30, 2002 and 2001, each Series "A" Preferred Share has a book value of approximately $26.51 and accrued interest, payable monthly at the annualized rate of 6.25% and 7.50% respectively.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001


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

       The 1998 Incentive Stock Option Plan, adopted by the board of directors and approved by stockholders, provided options for the purchase of a total of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and Directors of the Trust are the eligible recipients of the options. The options have a term of 10 years with a first exercise date generally two (2) to six (6) months after the date of the grant. Options for the purchase of 68,875 shares were granted April 1, 1999 with an exercise price of $13.50 per new Common Share (as adjusted for the 1 for 3 reverse stock split on May 11, 2001). On February 2, 2000, options for the purchase of 109,750 shares were granted with an adjusted exercise price of $9.00 per new Common Share. On February 8, 2001, options for the purchase of 68,875 shares were granted with an adjusted exercise price of $9.06 per new Common Share. The exercise of common stock options reduced the number and cost of shares held in the Trust's treasury. As of September 30, 2002, options for the purchase of 25,574 shares of common stock were exercised and there are 221,926 fully vested outstanding options to purchase common stock at exercise prices between $9.00 to $13.50 per share that expire between April 1, 2009 and February 8, 2011.


                       Options        Options           Total
       Exercise       Exercised      Exercised         Options       Outstanding
         Price         in 2001        in 2002         Exercised        Options
         -----         -------        -------         ---------        -------

        9.00 (a)        6,000         13,324            19,324          90,426

        9.06 (b)          ---          3,750             3,750          65,125

       13.50 (c)          ---          2,500             2,500          66,375
                        -----         ------            ------         -------

         Total          6,000         19,574            25,574         221,926


           (a) exercise period ends February 8, 2011
           (b) exercise period ends April 1, 2009
           (c) exercise period ends May 2, 2010


       On June 19, 2001 the Board of Directors increased the Common Stock repurchase authorization to $550,000. On March 10, 2002, the repurchase authorization was increased to $695,000. As of September 30, 2002, the Trust's public Common Stock purchases reached 48,466 and the remaining repurchase authorization is $167,608. Separately, in a September 3, 2001 private transaction, the Trust purchased 47,500 Common Shares at $13.50. As of September 30, 2002, the cumulative number of Common Stock purchased was 95,966 shares and exercised Common Stock options reduced the treasury's Common Stock balance to 70,392 shares.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
           For the nine-month period ended September 30, 2002 and 2001


       On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for 3) reverse stock split of its Common and Preferred Shares which became effective at the close of business on May 11, 2001. Upon effectiveness of the reverse split, one (1) new Common Share and one (1) new Series "A" Preferred Share was exchanged for each three (3) outstanding Common and Preferred Share, respectively, and there were approximately 495,161 issued and outstanding Common Shares and approximately 213,820 issued and outstanding Preferred Shares. As a result, the January 1, 2001 Common Share treasury balance became 27,160 post-split shares and the January 1, 2001 Preferred Share treasury balance became 3,176 post- split shares, each with $.01 par value. On May 14, 2001, the commencement of post-split trading, the price of a Common Share on the American Stock Exchange was increased to three (3) times the closing price of such shares on May 11, 2001 and the Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share was increased to approximately $26.51 per share, three (3) times the existing Adjusted Net Capital Contribution of each such Preferred Share (approximately $8.83) as of June 30, 2001. The authorized capital of the Trust remained unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares authorized. At the 2002 annual meeting, held on June 14, 2002, the amendment to the corporation's Certificate of Incorporation, allowing a decrease in authorized capital to 2,130,000 shares, 1,700,000 being Common Stock and 430,000 being Preferred Stock, each with a par value of $0.01 was approved.

15.    Earnings per share.
       ------------------

       The following table is a reconciliation of the numerator and denominators of the basic and diluted earnings per common share.

                                      Three Months Ended     Nine Months Ended
                                         September 30,        September 30,


                                       2002       2001       2002       2001
                                       ----       ----       ----       ----
Numerator:
   Net income                        $208,685   $325,662   $825,250   $842,131
   Less: Preferred Dividend            87,257    116,364    262,948    393,898
                                     --------   --------   --------   --------
Numerator for basic and diluted
   earnings per share                $121,428   $209,298   $562,302   $448,233

Denominator:
   Basic weighted average shares      423,036    438,936    417,226    460,913
   Effect of dilutive options (a)     101,997     50,368     85,415     50,368
                                     --------   --------   --------   --------
   Diluted weighted average shares    525,023    489,304    502,641    511,281

Basic earnings per common share      $   0.29   $   0.48   $   1.35   $   0.97

Diluted earnings per common share    $   0.23   $   0.43   $   1.12   $   0.88


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

      Increasing the Trust's non-warehouse mortgage notes receivable balance is a trend that management actively seeks to continue. For the nine months ended September 30, 2002, the Trust achieved a 6.9% increase in the non-warehouse mortgage notes receivable balance. During the same period, however, CAFC's notes receivable balance declined. This decline is attributable to the Trust's accelerated purchase of mortgage notes receivable from CAFC and a temporary delay in CAFC's origination of new loans during the first half of 2002 while a replacement funding facility was introduced. Future notes receivable balances will continue to be strongly influenced by the level of originations and the availability and mix of term financing, warehouse lines of credit and other funding facilities.

      During the recent economic downturn, the delinquencies and foreclosures of conforming and non-conforming mortgage loans on one-to-four unit residential properties have increased. Although the Trust's mortgage loan portfolio may prospectively continue to incur increased delinquencies, Management believes the underwriting criteria that limits the Trust's lending to not more than 75% of the collaterals value at the time of the initial advance will significantly offset the risk of increased foreclosures and potential loan losses greater than the established reserves. For the nine months ended September 30, 2002, the Trust increased loan loss reserves by $95,000. If economic conditions continue to deteriorate, the Trust may need to reserve for additional loan losses.

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

      Commitments and Contingencies. As of September 30, 2002, the Trust's loan portfolio included 98 loans totaling $18,960,365 of which 13 loans totaling $2,844,240 and representing 16% of the loan portfolio were delinquent over two months. One delinquent loan totaling $79,939 and representing .4% of the portfolio was brought current by October 31, 2002. After reducing the September 30, 2002 delinquent balances for these adjustments, 12 loans totaling $2,764,301 or 15% of the loan portfolio are delinquent over two months. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $275,000, if it is necessary to foreclose upon the mortgage

18 loans. For the nine months ended September 30, 2002 the Trust increased loan loss reserves by $95,000. If economic conditions continue to deteriorate, the Trust may need to reserve for additional loan losses.

      The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 2002 and September 30, 2001.

Results of Operations

      The historical information presented herein is not necessarily indicative of future operations.

      Three months and nine months ended September 30, 2002 and 2001. Revenues for the third quarter 2002 decreased to $639,108 as compared to $829,642 for the same period in the prior year. The decrease in revenue, during the third quarter of 2002 was due to a loss in CAFC. The investment income from CAFC declined to $(69,998) from $135,871 for the same period in the prior year, primarily due to CAFC's $138,594 net increase in reserves for loan losses and secondarily from lower interest income from lower mortgage portfolio balances. The Trust's interest income from CAFC declined from $176,504 to $46,258 due to reduced borrowings from the Trust.

      Expenses for the third quarter 2002 decreased to $429,239 as compared to $500,841 for the same period in the prior year. The decreased expenses during the third quarter of 2002 were primarily due to lower interest rates that reduced interest expenses by $42,474. These expenses were further offset by a reduced provision for loan losses of $14,816 and reduced amortization expenses of $9,497.

      Revenues for the nine months ended September 30, 2002 increased to $2,138,860 as compared to $2,126,928 for the same period in the prior year. The revenue increased from CAIT's larger portfolio balance at a higher interest rate that provided additional revenue of $659,752. The Trust's investment income from CAFC declined to $(34,920) from $331,248 for the same period in the prior year primarily due to CAFC's lower interest income and loan origination income of $386,112 and additional provisions for loan losses of $46,696 and higher operating expenses of $12,342 that exceeded lower interest expenses at $168,325. The Trust's interest income from CAFC warehouse borrowers declined from $365,665 to $164,877 due to reduced borrowings from the Trust.

      Expenses for the nine months ended September 30, 2002 increased to $1,288,384 as compared to $1,271,776 for the same period in the prior year. The increased expenses during the same period in the prior year were primarily due to $67,058 of increased fees earned by the Manager and a $21,609 increase in general and administrative items. These expenses were partially offset by a reduced provision for loan losses of $48,387 and reduced amortization expenses of $24,475.

Inflation

      The financial statements of the Trust, prepared in accordance with accounting principles generally accepted in the United States of America, report the Trust's financial position and operating results in terms of historical dollars and do not consider the impact of inflation. Inflation affects the Trust's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. When interest rates increase, the demand for mortgage loans and a borrower's ability to qualify for mortgage financing may be adversely affected.

Liquidity and Capital Resources

      The Trust has term facilities of $7,000,000 and $4,000,000 with two different lenders. Management believes that cash flow from operations, the mortgage loans that are paid off, the disposition of real estate owned, existing bank loan facilities, additional lines of credit anticipated, and if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the Trust's businesses for the next 12 months.

As of January 1, 2002, the Trust had $441,909 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2002 were $222,911. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

      Net cash provided by operating activities during the nine months ended September 30, 2002 and 2001 was $606,664 and $685,448, respectively. During the nine months ending September 30, 2002, Net Income provided $825,250, an increase in accounts receivable used $251,666 and an increased due affiliates balance used $102,182. During the nine months ending September 30, 2001, Net Income provided $842,131, an increase in other liabilities provided $62,893 and an increased provision for loan losses provided $70,056. CAFC, the Trust's unconsolidated investment reduced cash from operating activities by $331,248.

      Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $187,259 and $4,883743, respectively. During the nine months ended September 30, 2002, the use of cash is primarily due to net increased mortgage notes receivable which used $1,304,669 and reduced affiliate warehouse borrowing by CAFC which provided $1,171,711. During the nine months ended September 30, 2001, cash was primarily used for a net increase in mortgage notes receivable of $3,520,889 and secondarily from a $1,438,448 increase in warehousing facilities to affiliates.

      Net cash used by financing activities during the nine months ended September 30, 2002 was $638,403 and for the nine months ended September 30, 2001 provided $4,004,093. The 2002 results used cash to repay borrowings of $159,595 and $740,700 for the payment of dividends. The 2001 results provided cash by increased borrowings of $5,614,340 and reduced cash by $845,808 for the acquisition of treasury shares and by $764,439 for the payment of dividends.

Critical Accounting Policies

      The Trust has several accounting policies that require significant and critical judgements to be made by the Manager.

Loan Loss Reserves. The adequacy of loan loss reserves for inherent, but unknown loan losses is a critical accounting issue. As of September 30, 2002, the loss reserve totaled $275,000 or 1.45% of the loan portfolio. Based upon the historical operating results of the Trust's core business, the established reserve appears adequate to offset the portfolio's inherent losses.

Similarly, the adequacy of loan loss reserves for inherent, but unknown loan losses by CAFC can significantly impact the Trust's reported Investment Income from Affiliates. As of September 30, 2002, CAFC's loss reserve totaled $215,000 or 3.38% of CAFC's loan portfolio. Based upon the historical operation results of CAFC, this amount appears adequate to offset the portfolio's inherent losses.

Stock Options. The Trust has issued stock options to certain employees of the Manager and to its Directors. The stock options issued are accounted for using the intrinsic-value method. Because the options were issued with exercise prices no less than the market price of the Trust's common stock on the dates of grant, and because other key terms are fixed, use of the intrinsic-value method results in the Trust not recognizing compensation expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options. As of September 30, 2002 there are 221,926 fully vested outstanding options to purchase common stock at exercise prices between $9.00 and $13.50 per share that expire between April 1, 2009 and February 8, 2011.

Equity method of accounting. Consistent with accounting principals generally accepted in the United States of America, the Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. As supplemental information, the Trust includes CAFC's Balance Sheet and Statement of Operations for the nine months ended September 30, 2002 and 2001 as part of the financial statements' footnotes. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations.

Management has discussed the Trust's Critical Accounting Policies and the development, selection and disclosure of the estimates and alternatives with the Trust's Audit Committee and obtained their approval prior to filing this report with the Securities and Exchange Commission.

                                     PART I
                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

Forwarding-Looking Statements

      Certain statements contained herein are not based on historical information, and certain statements contained in future filings by the Trust with the SEC, in the Trust's press releases or in the Trust's public and stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Market Risk

      Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

      Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the September 30, 2002 balance sheet at the lower of cost or market.

      As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Trust's assets is decreased, the market value of the Trust's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Trust's assets is increased , the market value of the Trust's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the LIBOR money market rates can affect the Trust's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over the average one month LIBOR. A portion of the Trust's liabilities are also based on a spread over the daily Prime Rate. As the level of LIBOR and/or the Prime Rate increases or decreases, the Trust's interest expense will move in the same direction.

      On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (26 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

      The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. Currently the Trust provides a loan loss reserve equal to 1.45% of the Trust's mortgage portfolio balance. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce third quarter 2002 GAAP income available to common shareholders by an additional $275,000 or 131%.

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

                             One Year - Historical
                    Interest Rate Adjustment in Basis Points

Borrowings         <300 bp>          <200 bp>          <100 bp>           100 bp            200 bp           300 bp
----------         --------          --------          --------           ------            ------           ------
Net Income            12%               8%                4%               <4%>              <8%>             <11%>
   3Q-02

Net Income            12%               8%                4%               <4%>              <8%>             <12%>
   2Q-02

Net Income            12%               8%                4%               <4%>              <8%>             <12%>
   1Q-02

                                     PART I
                                     ITEM 4.

                             CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures. The principal executive and financial officers of the Trust have reviewed and evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures within the 90 days preceding the date of this report and have determined (i) that such controls and procedures are operating properly and adequately to ensure that material information relating to the Trust's operations and required to be disclosed in this report is being made known to them by the responsible persons involved in the Trust's operations; and (ii) that there are neither significant deficiencies in the design and operation of such controls and procedures that could affect the Trust's ability to record, process, summarize and report financial data nor is there any fraud that involves management or other employees who have a significant role in the Trust's internal controls. The results of such review and evaluation have been disclosed to the Trust's auditors and the Trust's audit committee.

(B) Changes in Internal Controls. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. Accordingly, no corrective actions with regard to such controls or procedures have been required.

                                     PART II

                                OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

       The trust is not involved in any legal proceedings at this time.

ITEM 2     CHANGES IN SECURITIES

       During the third quarterly period ending September 30, 2002, the Trust purchased 2,000 common shares. Additionally, options for 4,850 common shares were exercised.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       Not applicable.


ITEM 4     OTHER INFORMATION

       Press Release, Exhibit "A" attached hereto and incorporated herein, regarding Second Quarter 2002 Earnings dated August 7, 2002.

       Press Release, Exhibit "B" attached hereto and incorporated herein, announcing Fourth Quarter Dividend of $0.45 per common share dated October 11, 2002.

       Press Release, Exhibit "C" attached hereto and incorporated herein, announcing Third Quarter Earnings and Operating Results dated November 14, 2002.


ITEM 5     REPORTS ON FORM 8-K

       Not applicable.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                CAPITAL ALLIANCE INCOME TRUST LTD.,
                A Real Estate Investment Trust


Dated: November 14, 2002               By: /s/ Thomas B. Swartz
                                           ---------------------
                                           Thomas B. Swartz,
                                           Chairman and Chief Executive Officer


Dated: November 14, 2002               By: /s/ Richard J. Wrensen
                                           ----------------------
                                           Richard J. Wrensen,
                                           Chief Financial Officer
                                           Executive Vice President

                                  CERTIFICATION


         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, I, Richard J. Wrensen, Chief Financial
         Officer of the Company, and I, Dennis R. Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C.
         <-1-167> 1350, as adopted pursuant to <-1-167> 906 of the
         Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 14, 2002

                           ----------------------------------------------------
                           Thomas B. Swartz
                           Chairman and Chief Executive Officer



                           ----------------------------------------------------
                           Richard J. Wrensen
                           Chief Financial Officer and Executive Vice President



                           ----------------------------------------------------
                           Dennis R. Konczal
                           President and Chief Operating Officer

                                  Certification
               of Form 10Q of Capital Alliance Income Trust Ltd.,
                     a Real Estate Investment Trust for the
                        Period Ending September 30, 2002


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934


The undersigned each individually certifies that:

1. I have reviewed this Form 10Q, dated November 14, 2002 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
     o presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers have indicated in this quarterly report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


[SIGNATURES ON NEXT PAGE]

Date: November 14, 2002


                            ----------------------------------------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            ----------------------------------------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            ----------------------------------------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                   EXHIBIT "A"


                       CAPITAL ALLIANCE INCOME TRUST LTD.
                  ANNOUNCES SIXTH STRAIGHT QUARTER OF IMPROVED
                   EARNINGS AS COMPARED TO PRIOR YEAR QUARTERS


SAN FRANCISCO--(BUSINESS WIRE)--August 7, 2002 - Capital Alliance Income Trust Ltd. (CAIT) (AMEX: CAA-news) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced an increase in its earnings to $309,585 ($.53 basic and $ .43 diluted per share) for the three months ending June 30, 2002 and $616,565 ($ 1.06 basic and $ .89 diluted) for the six months ended June 30, 2002, as compared to earnings of $251,976 ($ .26 basic and $ .23 diluted per share) and $516,469 ($ .52 basic and $. 48 diluted per share), respectively, for the like periods in 2001. Revenues also increased to $758,274 for the three months ending June 30, 2002 and $1,499,752 for the six month period ending June 30, 2002, as compared to $659,844 and $1,279,995 for the same periods in 2001. The increase in quarterly earnings over the prior year's respective quarter was the sixth straight such increase in a row for CAIT. Based upon the closing stock price of August 6, 2002, CAIT's annualized common share dividend yield is 9.63%.

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

CAIT is a specialty residential lender which originates and invests as a portfolio lender in high-yielding non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates conforming and non-conforming loans on residential properties for sale to investors in the secondary market on a whole loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation. CAIT's investment guidelines limit its portfolio mortgages to 75% or less of the collateral's appraised value. As a REIT, CAIT is required to distribute 90% of its annual taxable income.

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

Contact:     Capital Alliance Income Trust Ltd., San Francisco
             Richard J. Wrensen, Executive Vice President and CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "B"


                  CAPITAL ALLIANCE INCOME TRUST LTD. ANNOUNCES
                  FOURTH QUARTER DIVIDEND AT $1.80 ANNUAL RATE


SAN FRANCISCO-- (BUSINESS WIRE)--October 11, 2002 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared a fourth quarter dividend of $.45 per Common Share. This is CAIT's second consecutive quarterly dividend at an annualized rate of $1.80. Based on the current common stock price of $18.11 per share, the annualized dividend yield is 9.94%. CAIT's total dividends of $1.60 for 2002 represent a 52.4% increase over its total dividends paid in 2001.

The fourth quarter dividend is payable on November 15, 2002 to shareholders of record on November 8, 2002.

CAIT is a specialty residential lender which originates and invests in conforming and high-yielding, non- conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.

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

Contact:      Capital Alliance Income Trust Ltd., San Francisco
              Richard J. Wrensen, Executive Vice President and CFO, 415/288-9575 rwrensen@calliance.com www.calliance.com

                                  EXHIBIT "C"


                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         ANNOUNCES RESULTS OF OPERATIONS
                         AND EARNINGS FOR THIRD QUARTER


SAN FRANCISCO--(BUSINESS WIRE)--November 14, 2002 - Capital Alliance Income Trust Ltd ("CAIT") (Amex: CAA - News), a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced earnings of $208,685 ($ .29 basic and $.23 diluted) for the three months ending September 30, 2002 and $ 825,250 ($1.35 basic and $1.12 diluted) for the nine months ended September 30, 2002, as compared to $ 325,662 ($ .48 basic and $ .43 diluted) and $ 842,131 ($ .97 basic and $ .88 diluted) for the like periods in 2001. Revenues were $ 639,108 and $2,138,860 for the three and nine month periods ending September 30, 2002, compared to $829,642 and $2,126,928 for the same periods in 2001. CAIT's board of directors previously declared a cash dividend of $ .45 per share, payable November 15, 2002 for the fourth quarter of 2002. Based on the closing stock price on November 13, 2002, CAIT's $ 1.80 annualized common share dividend yield is 9.9% .

Richard J. Wrensen, Executive Vice President and Chief Financial Officer of CAIT noted that "the primary cause of the reduction in CAIT's earnings in the third quarter was the pre-emptive establishment of larger loss reserves by CAIT and its mortgage banking subsidiary, Capital Alliance Funding Corporation ("CAFC"). Recent macro-economic trends in the California economy including higher unemployment, escalating bankruptcies, increased delinquencies and heightened foreclosure rates suggest an increased reserve for potential loan losses is prudent." During the third quarter, CAIT and CAFC increased their reserves by $188,000 or approximately .74% of the combined loan portfolio. As of September 30, 2002, the combined loan loss reserve at $490,000 is 1.94% or 194 bps of CAIT's and CAFC's combined loan portfolio.

Thomas B. Swartz, Chairman and Chief Executive Officer of CAIT also noted "that both CAIT and CAFC manage risk through their underwriting and investment process. All loans with a combined loan-to-value ratio of greater than 75% of the collateral's appraised value at the time of funding are pre-sold into the secondary mortgage market. Only residential loans with a combined loan-to-value ratio of 75% or less are retained in CAIT's portfolio of mortgage investments. On September 30, 2002, the combined loan-to-value of CAIT's portfolio was 67.4%. The properties owner's unencumbered equity provides a significant buffer to mitigate potential loan loss.

CAIT is a specialty residential lender which originates and invests in conforming and high-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.

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