Form 10KSB
period 2002-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2003-04-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625
                      ------------------------------------
                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
           Delaware                                             94-3240473
           --------                                             ----------
 (State or other Jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

         50 California Street
         Suite 2020
         San Francisco, California                                94111
         -------------------------                                -----
         (Address of principal executive office)                (zip code)

                                 (415) 288-9575
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock $0.01 par value                             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                          Yes    X          No    .
                                                ---

Registrant meets the condition of General Instruction G(1)(a) and (b) of Form 10K-SB and is filing this form 10K-SB pursuant to its reduced disclosure format.

[X] No disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrants Revenues for its most recent fiscal year were $2,864,057.

As of April 11, 2003, the Registrant's common shares closed at $16.25 and the aggregate market value of the Registrant's shares of Common Stock, $.01 par value, held by non-affiliates of the registrant was approximately $5,200,000. At that date approximately 425,000 common shares were outstanding and 320,000 common shares were held by non-affiliates.

                                TABLE OF CONTENTS

PART I.........................................................................5

ITEM 1. DESCRIPTION OF BUSINESS................................................5
    General5

MORTGAGE INVESTMENT BUSINESS...................................................5
    General5
    Mortgage Loan Portfolio....................................................5
    Financing..................................................................6

MORTGAGE CONDUIT BUSINESS......................................................6
    General6
    Marketing and Production...................................................7
    Underwriting...............................................................7
    Whole Loan Sales...........................................................8

WAREHOUSE LENDING BUSINESS.....................................................8

HEDGING........................................................................9

SERVICING......................................................................9
    Servicing Portfolio........................................................9
    Geographical Distribution.................................................10
    Interest..................................................................10
    Maturity..................................................................10
    Delinquencies.............................................................11

REGULATION....................................................................11

COMPETITION...................................................................11

EMPLOYEES.....................................................................12

SELECTED FINANCIAL DATA.......................................................13

ITEM 2. DESCRIPTION OF PROPERTY...............................................14

ITEM 3. LEGAL PROCEEDINGS.....................................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................14

PART II.......................................................................14

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............14

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............16

OVERVIEW......................................................................16

CRITICAL ACCOUNTING POLICIES..................................................16
    Operating Strategy........................................................17
    Loan Origination and Loan Servicing.......................................17
    Contingencies and Commitments.............................................18

YEAR ENDED DECEMBER 31, 2002
     COMPARED TO YEAR ENDED DECEMBER 31, 2001.................................18

INFLATION.....................................................................19

LIQUIDITY AND CAPITAL RESOURCES...............................................19

LIQUIDITY AND CAPITAL RESOURCES
     FOR THE YEAR ENDED DECEMBER 31, 2002.....................................19

LIQUIDITY AND CAPITAL RESOURCES
     FOR THE YEAR ENDED DECEMBER 31, 2001.....................................20

QUANTITATIVE AND QUALITATIVE..................................................20
DISCLOSURE ABOUT MARKET RISK..................................................20
    Market Risk...............................................................20
    Asset and Liability Management............................................21

ITEM 7. FINANCIAL STATEMENTS..................................................21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURES................................................23

PART III......................................................................23

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT DIRECTORS..............23

EXECUTIVE OFFICERS............................................................24

ITEM 10. EXECUTIVE COMPENSATION...............................................25

COMPENSATION OF OFFICERS......................................................25

COMPENSATION OF DIRECTORS.....................................................25
    Director Fees.............................................................25
    Committee and Other Meeting Fees..........................................25
    Reimbursements............................................................25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     AND RELATED STOCKHOLDER MATTERS..........................................26
    (a)    Equity Compensation Plan Information...............................26
    (b)    Security Ownership of Certain Non-Management or Non-Affiliate
           Beneficial Owners..................................................26
    (c)    Security Ownership of Management...................................26

    (b)    Security Ownership of Certain Beneficial Owners....................27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................28
    Arrangements and Transactions with CAAI...................................28
    Sale and Purchase of Loans................................................28
    Other Business Activities.................................................29

PART IV.......................................................................29

ITEM13. EXHIBITS AND REPORTS ON FORM 8-K......................................29
    (a)    Exhibits...........................................................29
    (b)    Reports on Form 8-K................................................30
    (c)    Miscellaneous Exhibits.............................................30

ITEM 14. CONTROLS AND PROCEDURES..............................................30

ITEM 15. NOT APPLICABLE.......................................................30

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................30

SIGNATURES....................................................................31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED..................32

Certification.................................................................33
    of Form 10K-SB of Capital Alliance Income Trust Ltd.......................33

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

         General. Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 29, 1996 two Delaware business trusts, Capital Alliance Income Trust I and Capital Alliance Income Trust II were merged into the Trust. On April 15, 1997 the Trust formed its non-qualified REIT subsidiary to conduct a mortgage conduit business and hold a 99% economic interest in CAFC through ownership of all of its Series "A" Preferred Stock. The Trust's Manager holds all of the Common Shares of CAFC and a 1% economic interest in CAFC

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, is a specialty mortgage finance company which, together with its subsidiary, operates a mortgage banking concern which emphasizes three areas referred to herein as (1) the Mortgage Investment Business, (2) the Mortgage Conduit Business, and (3) the Warehouse Lending Business. All mortgage investments originated by the Company are originated by CAFC and portfolio investments are sold to the Trust by CAFC at par. The Trust directly conducts its Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans and its Warehouse Lending Business which provides secured warehouse and repurchase financing to CAFC and an affiliated mortgage banker. The Mortgage Conduit Business, which originates and purchases as a wholesale mortgage banker, non-conforming residential mortgage loans is conducted through CAFC in which the Trust holds a 99% economic interest. Both the Company and CAFC are externally advised by Capital Alliance Advisors, Inc. ("CAAI" or "Manager").

         References to financial information of the Trust for the years ending 2000, 2001, and 2002 reflect the financial operations of the Trust and its Mortgage Investment and Mortgage Warehouse businesses and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC.

         MORTGAGE INVESTMENT BUSINESS

         General. The Trust, through its Mortgage Investment Business, acquires mortgage loans which are principally non-conforming residential mortgage loans with a maximum 75% combined loan-to-value ratio for investment. The Mortgage Investment Business invests in both first and junior mortgage loans. Income is earned principally from the net interest income received by the Trust on mortgage loans held in its portfolio and secondarily from fees received in connection with their origination. Such acquisitions are financed with the Trust's shareholders' equity and borrowings. The Company's borrowings, other than warehouse lines of credit and repurchase financing obtained by CAFC, are restricted by the Trust's Bylaws to four (4) times the Trust's total shareholders' equity.

         Mortgage Loan Portfolio. The Trust invests a substantial portion of its portfolio in non-conforming first and second mortgage loans. Although the Trust may purchase such loans from unaffiliated third parties, mortgage investments are primarily purchased from CAFC. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans held for the Trust's portfolio have a combined loan-to-value, at the time of origination, of not more than 75% of the collateral's value. The collateral's value is verified by independent appraisal. As of December 31, 2002 the Trust's loan portfolio totaled $19,906,392 with an average loan size of $199,064, an average weighted yield of 13.19%, a weighted average adjusted maturity of 29.71 months and a weighted average combined loan-to-value ratio of 66.9%. First deeds of trust comprised 36% of the portfolio's dollar value and junior deeds of trust were 64%. As of December 31, 2001 the Trust's loan portfolio totaled $17,738,923 with an average loan size of $179,181, an average weighted yield of 13.21%, a weighted average adjusted maturity of 24.92 months and a weighted average loan-to-value ratio of 65.10%. First deeds of trust comprised 26% of the portfolio's dollar value and junior deeds of trust were 74%. The highest concentration of nonconforming mortgage loans, owned by the Trust are located in California because of the general prevalence of higher property values and mortgage loan balances.

         Financing. The Mortgage Investment Business is financed by the Trust's shareholders' equity and bank borrowings. The Trust's Bylaws restrict the encumbrance of the Trust's assets to four (4) times the Trust's total shareholders' equity. The Trust's portfolio of mortgage loans at December 31, 2002 was partially encumbered by two different bank lines of credit in the amounts of $7,000,000 and $4,000,000 respectively. Effective January 1, 2003 the $7,000,000 credit facility was increased by $3,000,000 to $10,000,000. This encumbrance limitation does not apply to CAFC.

         The Trust may plan to issue Mortgage-backed Securities, such as Collateralized Mortgage Obligations or mortgage pass-through certificates representing an undivided interest in pools of mortgage loans formed by the Trust. However, there is no assurance that the Trust will adopt financing strategies in the future which will include the issuance of mortgage-backed securities as an alternative financing of its Mortgage Investment Business. Similarly, the investment policies of the Trust for its Mortgage Investment Business and its Bylaws may be modified by the Trust's Board of Directors.

       The Trust is negotiating for additional lines of credit secured by a portion of the Trust's mortgage loan portfolio and at rates that are consistent with its financing objectives described herein. The Trust, through CAFC, has obtained third-party warehouse financing at interest rates that are consistent with its financing objectives described herein. The Trust also extends a warehouse reverse repurchase facility to CAFC which at December 31, 2002 aggregated $3,382,940. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which CAFC effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

         MORTGAGE CONDUIT BUSINESS

         General. CAFC was organized on April 15, 1997 as a taxable subsidiary and began its mortgage origination and whole loan sales operations on a start-up basis in August, 1997. The Mortgage Conduit Business consists primarily of the origination and the purchase and sale of mortgage loans with a complete spectrum of credit grades secured by first liens and second liens on single (one-to-four) family residential properties that are originated in accordance with its underwriting guidelines. The Trust's Mortgage Conduit Business acts as a conduit between the originators of such mortgage loans and permanent investors in such loans. Capital Alliance Advisors, Inc. contracts with CAFC for its management and for its mortgage origination, loan processing and underwriting, and secondary sales services. CAFC has its executive offices in San Francisco, a branch office in Irvine, and a satellite office in San Diego, California. The Trust's Manager owns a 1% economic interest and 100% of the voting control of CAFC.

         Management believes that non-conforming credit-rated mortgage loans, when properly underwritten, provide an attractive net earnings profile, producing higher yields without disproportionately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. The Trust's policy for its Mortgage Investment Business, which limits the financing or leveraging of its mortgage loan portfolio, does not apply to its Mortgage Conduit Business since such mortgage loans are generally held in CAFC for less than ninety days prior to their sale to investors who securitize such loans in the secondary market.

         Correspondents originate and close mortgage loans under CAFC's mortgage loan programs on a loan-by-loan basis. Correspondents include mortgage bankers and mortgage brokers. However, the Mortgage Conduit Business will assume the potential risk of any increased delinquency rates and/or credit losses as well as interest rate risk in the event there is a delay in the sale of such loans. Normally, such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC and are reduced by the relatively short period that such loans are held and accumulated prior to their sale. All non-conforming loans purchased or originated by CAFC which meet the Trust's underwriting guidelines, which include its 75% Loan-to-Value limitation, are made available for sale to the Trust at fair market value at the date of sale and subsequent transfer to the Trust. Loans not purchased by the Trust for its Mortgage Investment Business will be sold in the secondary market through whole loan sales.

         The Mortgage Conduit Business acquires all of the servicing rights on loans it originates or purchases and such servicing rights will normally be relinquished when loans are sold into the secondary market. The Mortgage Conduit Business generally has no on-going risk of loss after a whole loan sale other than liability with respect to normal warranties and representations given in such sales, fraud in the origination process or early default on such mortgage loan.

         Marketing and Production. CAFC's competitive strategy in its Mortgage Conduit Business is to offer to its mortgage loan broker and correspondent network, a complete spectrum of credit-grade residential mortgage loans to be sold in the secondary market network. This should enable CAFC to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and correspondents and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to provide responsive and consistent underwriting and funding services to its mortgage broker and correspondent networks. CAFC and the Trust emphasize flexibility in their mortgage loan products to attract, establish and maintain relationships. CAFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the origination network.

         A substantial portion of the mortgage loans to be originated or purchased through the Mortgage Conduit Business are non-conforming mortgage loans. Such non-conforming loans may involve some greater risk as a result of underwriting and product guidelines which will differ from those applied by FNMA and FHLMC primarily with respect to loan size, borrower income or credit history, required documentation, interest rates, and borrower occupancy of the mortgaged property. In general, nonconforming residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, are normally subject to higher rates of loss and delinquency than the other non-conforming loans to be purchased by the Mortgage Conduit Business. As a result, these loans normally bear a higher rate of interest, and may be subject to higher fees (including greater prepayment fees and late payment penalties), than non-conforming loans of "A" quality.

         The mortgage loans originated or acquired by the Mortgage Conduit Business that are identified for sale into the secondary mortgage market will be secured by first liens and/or second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans have a constant interest rate over the life of the loan, which is generally 15, 20 or 30 years. The interest rate on an adjustable rate mortgage ("ARM") is typically tied to an index (such as LIBOR) and is adjusted periodically at various intervals.

         The Trust's Manager, through its origination network, including the Trust's subsidiary CAFC which is managed by CAAI, accounted for 100% of the total mortgage loans acquired by the Trust during the year ended December 31, 2002. The Trust's acquired loans generally have a maturity of not more than 15 years.

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

         Whole Loan Sales. CAFC sells its mortgage loans on a loan-by-loan or "flow" basis, service released. CAFC does not accumulate a pool of mortgage loans for sale to investors in whole loan sale transactions. While the loans sold by the Trust's Mortgage Conduit Business will generally be sold on a non-recourse basis with respect to economic interest and rate risk, such sales will generally be made pursuant to agreements that provide for recourse by the purchaser against the Trust's Mortgage Conduit Business in the event of a breach of any representation or warranty made by the Trust's Mortgage Conduit Business, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. The Trust's Mortgage Conduit Business will generally try to limit the remedies of such purchasers to the remedies the Trust's Mortgage Conduit Business receives from the persons from whom the Trust's Mortgage Conduit Business purchases a portion of such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans may be broader than those available to the Trust's Mortgage Conduit Business against its seller, and should a purchaser exercise its remedies and rights against it, the Mortgage Conduit Business may not always be able to enforce whatever remedies it may have against its sellers.

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

         Utilizing reverse repurchase agreements, at December 31, 2002, the Trust had outstanding balances of $3,382,940 to CAFC and $0 to Calliance Realty Fund. As of December 31, 2001, the Trust had outstanding balances of $4,217,407 to CAFC and $0 to Calliance Realty Fund, LLC. Both CAFC and Calliance Realty Fund, LLC are affiliated mortgage banking companies.

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

         Servicing Portfolio. The following tables set forth certain information regarding the Trust's servicing portfolio of loans for the years ended




                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                                                 December 31, 2000     December 31, 2001      December 31, 2002
                                                 -----------------     -----------------      -----------------
Beginning servicing portfolio                        $10,807,644          $11,906,586           $17,738,923
Loans added to the servicing portfolio                $7,457,537          $15,380,173           $14,195,708

Loans sold, servicing released and principal
     paydowns (1)                                     $6,358,592           $9,547,836           $12,028,240
                                                      ----------           ----------           -----------

Ending servicing portfolio                           $11,906,589          $17,738,923           $19,906,391

Number of loans serviced                                      84                   99                   100
Average loan size                                       $141,745             $179,181              $199,064

         (1) Includes normal loan payoffs, principal amortization prepayments, and loans contributed as capital to CAFC, less reserves and foreclosures.

              Geographical Distribution. The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

                  December 31, 2000           December 31, 2001              December 31, 2002
                  -----------------           -----------------              -----------------
                 Number         $-% of        Number         $-% of          Number          $-% of
State           of loans      Portfolio      of loans       Portfolio       of loans       Portfolio
-----           --------      ---------      --------       ---------       --------       ---------
CA                  75            89%           95            96%              96              97%
OR                   1             1%            1             1%               0               0%
UT                   4             5%            2             2%               2               2%
Other                4             5%            1             1%               2               1%
                    --            --            --            --               --              --

Totals:             84           100%           99           100%             100             100%

         Interest. The weighted average interest for the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 2000 was 12.46%, at December 31, 2001 was 13.21%, and at December 31, 2002 was 13.19%.

         Maturity. The weighted average adjusted maturity of the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 2000 was
27.48 months, at December 31, 2001 was 24.92 months, and at December 31, 2002 was 29.71 months. The following table shows the Trust's loan maturities at the dates presented.

                    December 31, 2000           December 31, 2001                December 31, 2002
                    -----------------           -----------------                -----------------
  Terms           Amount         $-% of          Amount         $-% of         Amount            $-% of
  of Loans       of loans      Portfolio        of loans      Portfolio       of loans         Portfolio
  --------       --------      ---------        --------      ---------       --------         ---------
0-12 months     $3,254,592          27%        $7,339,035          41%        $6,659,116            34%
13-24 months     1,094,670           9%         1,143,689           6%         2,097,044            10%
25-36 months       505,576           4%            84,946           1%         1,227,613             6%
37-48 months       544,132           5%         2,208,485          13%         3,816,916            19%
Over 48          6,507,619          55%         6,962,768          39%         6,105,703            31%
                 ---------         ---          ---------         ---          ---------           ---

  Totals:      $11,906,589         100%       $17,738,923         100%       $19,906,392           100%

  Delinquencies. The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                      December 31, 2000           December 31, 2001             December 31, 2002
                      -----------------           -----------------             -----------------
    Loans           Number         $-% of       Number          $-% of        Number         $-% of
Delinquent For:     of loans      Portfolio    of loans       Portfolio      of loans      Portfolio
---------------     --------      ---------    --------       ---------      --------      ---------
31-60 days             3             3%            6             4%             10            11%
61-90 days             3             4%            8             5%              0             0%
91 days +              8(1)         10%            5(2)          3%             16(3)         19%
                      --            --            --            --              --            --
Totals:               14            17%           19            12%             26            30%

(1) Four of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2002.
(2) Three of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2002.
(3) 12 of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2002.

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

         COMPETITION

         The Trust believes that it will continue to be able to compete in both its Mortgage Investment Business and its Mortgage Conduit Business on the basis of providing prompt and responsive service and flexible underwriting for independent mortgage brokers and correspondents.

         Continued consolidation in the mortgage banking industry may also reduce the number of current correspondents to the Mortgage Conduit Business, thus reducing the Trust's potential customer base, resulting in CAFC or the Trust purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Mortgage Conduit Business.

         The Trust faces competition in its Mortgage Investment Business and Mortgage Conduit Business from other financial institutions, including but not limited to banks, investment banks, specialty finance companies and private mortgage investors. At present such competition is not material to the Trust's Warehouse Lending Operations. Many of the institutions with which the Trust competes have significantly greater financial resources than the Trust.

         EMPLOYEES

         The Trust has no employees. The Manager employs and provides all of the persons required for the operation of the Trust and its Mortgage Investment Business. At December 31, 2002, the Manager employed 17 persons. Additional employees will be required to staff the anticipated growth of the Mortgage Conduit Business. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.





                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

         SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of the Trust derived from the audited financial statements for the years ended December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002.

         The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                        Year Ended December 31
                                                        ----------------------

Financial Summary                    1998          1999           2000         2001          2002
                                     ----          ----           ----         ----          ----
Operations:

Revenue                          $ 1,677,233   $ 1,243,866   $ 1,623,656   $ 2,858,179   $ 2,866,273

Net income                         1,003,706       450,605       515,023     1,142,896     1,108,248

Per Share Data:

Weighted average basic
     earnings (split adjusted)   $      1.05          --            --     $      1.46   $      1.81

Weighted average diluted
     earnings (split adjusted)   $      1.02          --            --     $      1.05   $      1.50

Balance Sheet Data:

Mortgage notes receivable        $ 8,986,645   $10,807,644   $11,906,589   $17,738,923   $19,906,391

Total assets                      16,804,983    17,006,696    19,299,332    25,343,401    25,973,440

Total liabilities                    757,532     1,579,862     4,589,168    11,248,860    11,713,400

Shareholder's equity              16,047,451    15,426,834    14,710,164    14,094,541    14,260,040

Common share equity               10,259,271     9,754,458     9,125,847     8,510,224     8,675,723

Common shares (split adjusted)       494,913       494,913       467,754       410,095       424,144

Common share book value          $     20.73   $     19.71   $     19.51   $     20.75   $     20.45

ITEM 2. DESCRIPTION OF PROPERTY

         The Trust and its Manager leased executive and administrative offices located at 50 California Street, Suite 2020, San Francisco, California, 94111, that consists of approximately 3,000 square feet.

         CAFC leases space in Irvine and San Diego, California for its branch and satellite offices on a short-term basis.

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

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 2002.


--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


ITEM 5. MARKET FOR COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low split-adjusted sale prices of the Common Stock as quoted on the American Stock Exchange and for the last two years were:
                                                                      Dividend
   Year            Quarter           High              Low            per Share
   ----            -------           ----              ---            ---------

   2001              1st*           $11.70            $8.25            $0.255
                     2nd*            13.50            10.56             0.255
                     3rd             13.42            11.90             0.255
                     4th             13.70            12.10             0.28

   2002              1st             14.20            12.91             0.30
                     2nd             22.50            14.45             0.40
                     3rd             21.15            17.70             0.45
                     4th             18.99            17.25             0.45

   2003           January 1-         17.25            15.90             0.45
                   March 31

         * All information is adjusted to reflect the May 14, 2001 one-for-three reverse stock split.

         Holders: On December 31, 2002, there were approximately 68 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 145 holders of record

(including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Preferred Stock which is not publicly traded. The Trust believes that its Common Stock is beneficially held by in excess of 500 shareholders.

         On March 7, 2000, the Trust's Board of Directors authorized the Trust to repurchase up to $250,000 of the Trust's Common Stock, in open market purchases, from time to time, at the discretion of the Trust's management. On December 21, 2000, the Board of Directors increased the Stock Purchase Plan to $400,000, on June 19, 2001, to $550,000, and on March 13, 2002, to $695,000. As
of January 1, 2002, $119,489 is available to repurchase the Trust's Common Stock. Separately, in a private transaction with Sutter Capital Management, the Board authorized the purchase of 47,500 Common Shares at $13.50 per Share. This transaction closed on September 3, 2001. The timing and extent of future repurchases will depend on market conditions. The Trust intends to effect such repurchase in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of December 31, 2002, the Trust had acquired 97,966 post-split Common Shares under the repurchase plan at a total cost of $1,216,761. No options to acquire Common Shares were exercised until 2001. During 2001 and 2002, Treasury Shares totaling 26,949 were used to satisfy exercised Common Share stock options. As of December 31, 2002, the Trust held 71,017 shares of Common Stock in the treasury.

         On April 17, 2001, the Board of Directors duly approved the amendment of the Corporation's Certificate of Incorporation to affect a one-for-three reverse stock split of the Trust's Common and Preferred Shares, which approval was duly ratified by the shareholders of the Trust. The reverse stock split became effective after the close of business on May 11, 2001.

         To maintain its qualification as a REIT, the Trust has made and intends during 2003 to make annual distributions to stockholders of at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains or loan loss reserves. The Trust declares regular quarterly Common dividend distributions and monthly Preferred dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the taxable earnings of CAFC, the financial condition of the Trust and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level for the Trust's Common Stock. The Trust paid quarterly dividends on the Trust's Common Stock for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002 at $0.30,
$0.40, $0.45, and $0.45 per post-split share respectively. The Trust during 2002 paid 12 consecutive monthly dividends on the Trust's Preferred Stock at an average of $.138 per post-split share per month.

         Holders of the Preferred Shares are entitled to a dividend preference in an amount equal to an "annualized return" on the Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b) 1.50% over the Prime Rate (determined on a not less than quarterly basis), or (c) the rate set by the Board of Directors. The preferred dividend preference is not cumulative.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

         Certain statements contained herein are not based on historical information, and certain statements contained in future filings by the Trust with the SEC, in the Trust's press releases or in the Trust's public and stockholder communications may not be based on historical facts and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by reference to a future period or periods, or by the use of forward looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

         Preparation of Trust's financial statements are based upon the operating results of the Trust. Management's discussion and analysis of the results of operation for the years ended December 31, 2002, December 31, 2001, and December 31, 2000 follow.

         OVERVIEW

         In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. As of October 1, 1998, 1,484,740 Common Shares were issued and outstanding. Since October 1, 1998, the common shares are listed on the American Stock Exchange with the exchange symbol of "CAA".

         On November 17, 2000, the Trust duly approved a one share for each three share reverse stock split of its Common and Preferred Shares which became effective at the close of business on May 11, 2002. After the split, approximately 494,913 Common Shares were issued and outstanding and 213,761 Preferred Shares were issued and outstanding. These outstanding totals include 27,160 Common Shares and 3,176 Preferred Shares held in the Treasury as of May 11, 2001.

         CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

         The Company believes the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the Company's financial statements.

Loan loss reserves A provision for loan losses in based on management's evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonable assumed, considers among other matters, general economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, past loan loss experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance to absorb inherent losses. However, the recovery of all loan balances is susceptible to future market forces beyond the Company's control.

Real estate owned. Real estate owned represents property acquired in foreclosure of mortgage notes receivable. The real estate is carried at the lower of the value of the mortgage note receivable less selling costs on the real estate or fair market value. Certain estimates and assumptions are required in determining the cost to sell or in estimating the fair market value of the real estate.

Interest recognition. The Company accrues interest income as it is earned. Loans may be placed on a nonaccrual status when any portion of the principal or interest is three scheduled payments past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

Stock option. The Trust has issued stock options to certain employees of the Manager and to its Directors. The stock options issued are accounted for using the intrinsic-value method. Because the options were issued with exercise prices no less than the market price of the Trust's common stock on the dates of grant and because other key terms are fixed, use of the intrinsic-value method results in the Trust not recognizing compensation expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options.

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of December 31, 2002, 2001, and 2000 and the Statement of Operations for the year ended December 31, 2002 and December 31, 2001. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation commencing with the Trust's June 30, 2003 reporting period.

Management has discussed the Company's critical accounting policies and the development, selection and disclosure of the estimates and alternatives with the Audit Committee of the Board of Directors and obtained their approval prior to filing this report with the Securities and Exchange Commission.

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

         CAFC's operating strategy is to originate, through mortgage loan brokers and a correspondent network, conforming and non-conforming home equity loans to be sold to the Trust and to be sold in the secondary mortgage market for cash. Although the loans currently made are concentrated in California, CAFC plans to originate and/or purchase loans on both an individual and bulk basis throughout the western United States. Loans will then be sold into the secondary market for a premium or to the Trust at fair market value, when they meet the Trust's underwriting standards (which include a combined loan-to-value ratio that does not exceed 75% of the underlying collateral).

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

         Contingencies and Commitments. As of December 31, 2002, the Trust owned a loan portfolio of $19,906,392 consisting of 100 loans, of which 16 loans totaling $3,714,094 or 19% of the portfolio loan value were delinquent over 60 days. As of March 31, 2003, 12 of the delinquent loans were brought current or paid off. Four loans totaling $837,788 or 4% of the December 31, 2002 portfolio balance remained delinquent. As of December 31, 2002, the Trust held 0 properties as real estate investments.

         As of December 31, 2001, the Trust owned a loan portfolio of $17,738,923 consisting of 99 loans of which 13 loans totaling $1,543,353 or 8% of the portfolio loan value were delinquent over 60 days. The Trust's real estate investments included two properties held for sale at a carrying value of $234,527.

         In assessing the delinquent mortgage loans, management estimates a net gain will be recognized, if it is necessary to foreclose on the delinquent mortgage loans due the Trust. Management's estimate is based on an anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of pre-existing liens, costs of sale, the face amount of the mortgage loan and accrued interest receivable.

         The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, the Trust did not have any commitments to fund loans as of December 31, 2002 and December 31, 2001.

    Maximum Other                                       Amount of Commitment Expiration Per Period
     Commercial                    Total
   Commitments (a)                 Amounts       Less than          1 - 3           4 - 5           After 5
as of December 31, 2002           Committed        1 year           years           years            years
-----------------------           ---------        ------           -----           -----            -----
Lines of Credit (b)             $14,133,248      $4,133,248       $10,000,000         0                0

Standby Repurchase                  (c)              0                 0              0                0
Obligations

Total Commercial                $14,133,248      $4,133,248       $10,000,000         0                0
Commitments

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. Actual amounts outstanding as of December 31, 2002 due in less than 1 year was $3,973,248 and due in 1-3 years was $6,999,102.

(c) The Company's mortgage conduit business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

         YEAR ENDED DECEMBER 31, 2002
         COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenues for the year ended December 31, 2002 increased to $2,866,273 as compared to $2,858,179 for 2001. The Trust's larger mortgage portfolio provided $764,840 of additional interest income, interest income from affiliates borrowings decreased $294,068 on account of decreased borrowing. Investment income decreased by $406,778 on account of CASC's loss. Other income for the year ended December 31, 2002 decreased on account of fewer prepayment fees from early mortgage payoffs.

         At year ended December 31, 2002, the mortgage notes receivable balance was $2,167,468 greater than the year ended December 31, 2001 mortgage notes receivable balance. At year ended December 31, 2002, the warehouse lines of credit balance to related parties was $834,468 less than the year ended December 31, 2001 warehouse lines of credit. At year ended December 31, 2002, the real estate held for sale balance was $234,527 less than the year ended December 31, 2001 balance.

         Expenses for the year ended December 31, 2002 increased to $1,724,754 as compared to $1,695,147 for the previous year. The increase in 2002 compared to 2001 is primarily due to higher compensation to the Manager of $41,877, and increased general and administrative expenses of $62,871. During 2002, interest expenses on loans from unrelated parties declined $30,418.

         The 2002 and 2001 gains or losses from sales of real estate held and real estate owned operating expenses were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

         Net Income for the year ended December 31, 2002 was $1,108,283. Net Income for the year ended December 31, 2001 was $1,142,898.

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

         LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2003, the Trust has lines of credit of $10,000,000 and $4,000,000 with two different lenders. Management believes that cash flow from operations, the mortgage loans that are paid off, existing bank loan facilities, additional lines of credit anticipated to be acquired during 2003 and if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

         LIQUIDITY AND CAPITAL RESOURCES
         FOR THE YEAR ENDED DECEMBER 31, 2002

         As of January 1, 2002, the Trust had $441,909 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2002 were $494,443. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's increased liquidity was from operating activity. The primary use of cash was investing activities.

         Net cash provided by the operating activities during the year ended December 31, 2002 was $836,265. Net Income of $1,108,248 and the non-cash provision for loan losses of $130,000 were the primary providers of cash. The primary operating activity use of cash was the increase in affiliates receivable of $254,023.

         Net cash of $1,182,263 was used in investing activities. $14,195,708 was invested in mortgage notes receivable and repayments provided $11,488,219.

         Net cash provided by financing activities during the year ended December 31, 2002 was $398,532. The provider of cash from financing activities was $1,359,058 drawn from bank lines of credit. Dividends paid of $1,020,176 and net treasury stock purchases of $79,150 were the largest uses of cash from financing activities.

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

         Net cash provided by the operating activities during the twelve months ended December 31, 2001 was $1,388,545. Net income of $1,142,898 and the non-cash provision for loan losses of $203,421 were the primary suppliers of cash. The primary operating activity use of cash was CAFC's net income of $381,156.

         Net cash provided in financing activities during the twelve months ended December 31, 2001 was $4,109,760. The principal generator and of cash from financing activities was $5,875,781 provided from bank lines of credit. Dividends paid of $966,709 net treasury stock purchases of $791,812 were the largest users of cash from financing activities.

         QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

         Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

         Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the December 31, 2002 balance sheet at the lower of cost or market.

         As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Trust's assets are decreased, the market value of the Trust's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Trust's assets is increased, the market value of the Trust's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the LIBOR money market rates can affect the Trust's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over one month LIBOR. A portion of the Trust's liabilities are also based on a spread over the daily Prime Rate. As the level of LIBOR and/or the Prime Rate increases or decreases, the Trust's interest expense will move in the same direction.

         On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (29.71 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

         The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the reserve for loan losses in the Trust's portfolio for 2002 would reduce the 2002 GAAP income applicable to common shareholders by $310,000 or 30%.

         Asset and Liability Management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (29.71 months).

         The majority of the Trust's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The Trust's borrowings are currently under variable rate lines of credit that reset monthly. Given this relationship between assets and liabilities, the Trust's interest rate sensitivity gap is highly negative. This implies that a period of falling short term interest rates will tend to increase the Trust's net interest income, while a period of rising short term rates will tend to reduce the Trust's net interest income.


ITEM 7. FINANCIAL STATEMENTS

    The following Company financial statements are filed as part of this report:


         Independent Auditors' Report........................................F-1
         Balance Sheets .....................................................F-2
         Statements of Operation ............................................F-3
         Statements of Changes in Stockholders' Equity ......................F-4
         Statements of Cash Flows ...........................................F-5
         Notes to Financial Statements ......................................F-6

         Selected Quarterly Financial Data required by Item 302(a) of Regulation S-K is set forth in the financial statements filed as part of Registrant's Form 10-Qs for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 are incorporated herein by reference and filed as part of this report.

         The unaudited 2002 and 2001 fourth quarter operating statement is presented below with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the three year period ended December 31, 2002.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                            December 31
                                                         2002         2001
                                                         ----         ----
REVENUES
     Interest income                                  $ 665,113    $ 560,025
     Interest income from affiliates                     51,290       81,881
     Investment income from affiliates                    9,298       49,908
     Other income                                         1,712       39,437
                                                        -------      -------
         Total revenues                                 727,413      731,251

EXPENSES
     Loan servicing fees to related party                97,109       96,594
     Management fees to related parties                  76,533      102,229
     Interest expense on loans                           98,876       51,364
     Interest expense on loans from related parties       9,456       22,657
     Provisions for loan losses                         100,000       60,162
     Taxes                                               (3,704)      10,802
     Amortization                                         3,900        8,697
     General and Administrative                          54,235       77,981
                                                        -------      -------
         Total expenses                                 436,405      430,486

INCOME BEFORE GAIN (LOSS) ON REO                      $ 291,008    $ 300,765
     Operating Expenses of REO                            1,010         --
     Gain (loss) on Real Estate Owned                    (7,000)        --
                                                        -------      -------

NET INCOME                                            $ 282,998    $ 300,765
                                                      =========    =========

PREFERRED DIVIDENDS                                   $  87,257    $ 104,709
                                                      =========    =========

NET INCOME AVAILABLE TO COMMON                        $ 195,741    $ 196,056
                                                      =========    =========

BASIC EARNINGS PER
     COMMON SHARE                                     $    0.47    $    0.48

DILUTED EARNINGS PER
     COMMON SHARE                                     $    0.39    $    0.33

DIVENDS PAID PER
     COMMON SHARE                                     $    0.45    $    0.28

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC EARNINGS                       418,923      406,095

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED EARNINGS                     505,550      587,720

                 See accompanying notes to financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  DIRECTORS

Thomas B. Swartz, 71; Chairman and Chief Executive Officer (1)

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

Dennis R. Konczal, 52; President, Director and Chief Operating Officer (1)

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

Richard J. Wrensen, 47; Executive Vice-President, Director and Chief Financial Officer (1)

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

Stanley C. Brooks, 54; Director (2)

         Class II Director since 1996; current term expires 2004; President and Chairman, Brookstreet Securities Corporation (1990 to date); Executive Vice-President, Toluca Pacific Securities Corporation (1987 to 1989); Senior

Vice-President, First Affiliated Securities (1983 to 1986); Senior Vice-President, Private Ledger Financial Services (1976 to 1983); Member, National Futures Association (1991 to date); Member, National Investment Bankers Association (1990 to date); Licensed Principal, NASD (1976 to date); California State Polytechnic Institute, B.S. Business Administration 1970.

Harvey Blomberg, 62; Director (1)(2)

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

Donald R. Looper, 50; Director (2)

         Class III Director since March 2001; current term expires 2002; Senior Partner of the Houston-based law firm of Looper, Reed, & McGraw (1985 to date); Mr. Looper's legal practice has involved the representation of both public and privately-owned corporations and the complex structuring of substantial financings involving mortgage financings of real estate and international business transactions. University of Texas, B.A. degree (1974); Master of Professional Accounting degree (specialization in Tax Accounting) (1976), University of Texas; J.D. degree in Law, University of Houston (1979). Licensed to practice law in Colorado (1979) and Texas (1981).
_________________________

(1)  Also is a member of the Executive Committee.
(2)  Also is a member of the Audit Committee.

         EXECUTIVE OFFICERS

         The following persons currently serve as executive officers of the Trust or, where indicated, the Trust's Manager. The Trust's Executive Officers hold office at the discretion of the Directors.

       Name                        Age               Position
       ----                        ---               --------

Thomas B. Swartz                   71                Chairman and Chief
                                                     Executive Officer

Dennis R. Konczal                  52                President and Chief
                                                     Operating Officer

Richard J. Wrensen                 47                Executive Vice President
                                                     and Chief Financial Officer

William W. Aubrey, II              43                Senior Vice President and
                                                     Chief Investment Officer

Jennifer S. Austin                 40                Corporate Secretary

         The principal occupations of the non-Director Executive Officers of the Trust during the last five years or more are set forth below:

William W. Aubrey, II, 43; Senior Vice President of Manager

         Senior Vice-President, Capital Alliance Advisors, Inc. (1998 to date); Senior Vice-President, Sierra Capital Acceptance (1995 to 2000); Vice-President, Regional Supervisor, Citizens Thrift and Loan Association (responsible for overall supervision of regional production and operations; specialized in nonconforming, sub-prime residentially secured loans) (1990 to 1995); Branch Manager, First Fidelity Thrift and Loan (negotiated and underwrote real estate secured construction and equity loans) (1988 to 1990); Vice President, Topa Thrift and Loan Association (established loan brokerage and mortgage banking relationships) (1984 to 1988); B.S, Finance, La Roche College, Pittsburg, PA
(1983).

Jennifer S. Austin, 40, Corporate Secretary

         Office Manager/Executive Assistant/Secretary, (2002 to date); Capital Alliance Advisors, Inc.; Executive Assistant, Assistant Operations Manager, Oceanic Society Expeditions (2001-2002, 1993-1998), Retail Operations Manager, America True, America's Cup Challenge 2000 (1998-2000); Employee Benefits Coordinator, Westin Hotel, San Francisco Airport (1987-1993); Area Manager, Great America Theme Park (1980-1986); BS, Travel/Tourism Management, San Jose State University, San Jose, CA (1987).

ITEM 10. EXECUTIVE COMPENSATION

         COMPENSATION OF OFFICERS

         The Trust has no full time employees and is managed by Capital Alliance Advisors, Inc. as Manager of the Trust under a Management Agreement which requires CAAI to pay the employment expenses of its personnel. Accordingly, no compensation was paid by the Trust to any of the named executives.

         COMPENSATION OF DIRECTORS

         Director Fees. The Trust pays each unaffiliated Director an annual fee of $10,000. In 2002 Messrs, Brooks, Blomberg and Looper each received $10,000 as a Director's fee.

         Committee and Other Meeting Fees. The Directors are also entitled to $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 2002 total committee and meeting fees for Mr. Brooks, Mr. Blomberg and Mr. Looper were $3,300, $3,800 and $3,300, respectively.

         Reimbursements. All Directors are reimbursed for reasonable travel and other out of pocket expenses incurred in attending board and committee meetings.

         Such compensation and reimbursement arrangements for Directors may be changed by the Board of Directors pursuant to authority granted by the Trust's Bylaws.

ITEM 11. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

(a)      Equity Compensation Plan Information.
         -------------------------------------

                                Number of securities    Weighted-average     Number of securities
                                  to be issued upon     exercise price of     remaining available
                                     exercise of           outstanding        for future issuance
                                outstanding options,    options, warrants        under equity
                                warrants and right *       and rights         compensation plans
                                                                             (excluding securities
                                                                              reflected in column
                                                                                    (a)) *
                                --------------------    -----------------    --------------------
                                       Column                Column                 Column
                                         (a)                   (b)                    (c)
                                --------------------    -----------------    --------------------
Equity compensation plans              220,551               $10.37                    0
approved by security holders

Equity compensation plans not             0                    N/A                     0
approved by security holders

            Total                      220,551               $10.37                    0

*    Reflects status of Plan as of December 31, 2002.


(b)  Security Ownership of Certain Non-Management or Non-Affiliate Beneficial
     ------------------------------------------------------------------------
     Owners
     ------

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of March 15, 2003 by each Non-Management or Non-Affiliated Beneficial Owner:

                                 Number of Shares           Percentage of Shares
                                       of  Stock                  of Stock
                                 Beneficially Owned          Beneficially Owned
                                 ------------------          ------------------

Name of Beneficial Owner        Common     Preferred         Common    Preferred
------------------------        ------     ---------         ------    ---------

Thomas Morford (1).........        0        16,334              0         7.7%

     (1)  Mr. Morford is a private investor.


     (c)  Security Ownership of Management.
          ---------------------------------

                  The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of March 15, 2003 by (1) each Management person known to the Trust to beneficially own more than five percent of the Trust's Common Shares or Preferred Shares, (2) each Director, (3) the Trust's executive officers, (4) the Manager's executive officers, and (5) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                 Number of Shares    Percentage of Shares
                                                    of  Stock             of Stock
                                                Beneficially Owned    Beneficially Owned
                                                ------------------    ------------------

Name of Beneficial Owner                         Common   Preferred   Common    Preferred
------------------------                         ------   ---------   ------    ---------

Thomas B. Swartz (1)(4) .....................         0     1,335         0          *
Dennis R. Konczal (2)(4) ....................    18,332       984       4.3%         *
Richard J. Wrensen (3)(4) ...................    55,170     1,555      13.0%         *
Linda St. John (5)  .........................     3,750         0         *          0
William W. Aubrey II (6) ....................     2,500         0         *          0
Stanley C. Brooks (7) .......................         0         0         0          0
Harvey Blomberg (8) .........................         0         0         0          0
Donald R. Looper ............................         0         0         0          0
Jennifer S. Austin ..........................         0         0         0          0
All directors and executive officers
as a group (9 persons) (9) ..................   105,370     7,535      24.8%       3.6%

* Represents less than 1% of outstanding shares.
____________________

(1) Mr. Swartz has unexercised options to purchase 55,687 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Swartz's spouse owns 633 shares of Series "A" Preferred Shares in which Mr. Swartz claims no beneficial interest. Such holdings represent less than 1% of the outstanding Preferred Shares.

(2) Mr. Konczal has unexercised options to purchase 38,124 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof.

(3) Mr. Wrensen has unexercised options to purchase 29,827 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Wrensen's spouse owns 20,000 shares of Common Stock and 2,709 Series "A" Preferred Shares as of December 31, 2002, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 4.7% of the outstanding Common Shares and 1.3% of the outstanding Preferred Shares.

(4) Capital Alliance Advisors, Inc., the Trust's Manager, owns beneficially 25,618 Shares of Common stock and 3,661 shares of Series A Preferred Shares as of March 31, 2002, representing 6.0% of the outstanding Common Shares and 1.7% of the outstanding Series A Preferred Shares. Messrs. Swartz, Konczal and Wrensen are officers and directors of the Manager and collectively own all of the outstanding Common Shares of the Manager. The Manager has unexercised options to purchase 9,189 shares of Common Stock and has the right to acquire such Shares within 60 days from the date hereof.

(5) During 2002, Ms. St. John served as the Trust's Corporate Secretary. Ms. St. John has unexercised options to purchase 1,250 shares of Common Stock.

(6)  Mr. Aubrey has unexercised options to purchase 9,050 shares of Common
     Stock.

(7)  Mr. Brooks has unexercised options to purchase 12,375 shares of Common
     Stock.

(8) Mr. Blomberg has unexercised options to purchase 12,375 shares of Common Stock.

(9) The totals include the Common and Preferred Shares owned by Capital Alliance Advisors Inc.


(d)  Changes in Control.           None
     ------------------

ITEM 12. CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS

         Arrangements and Transactions with Members of the Management CAAI. CAAI is the Manager of the Trust and provide contracts with the Trust and CAFC to (a) management and advisory services to the Trust in accordance with the Management Agreement and (b) mortgage origination and loan servicing services to the Trust and CAFC in accordance with the Mortgage Origination and Servicing Agreements with each entity. As previously described, the Trust will utilize the mortgage banking experience, management expertise and resources of CAAI in conducting its Mortgage Investment and its Mortgage Conduit Business. Three of the six Directors and the officers of the Trust, Messrs. Swartz, Konczal and Wrensen, own and serve as Directors and officers of CAAI. However, Unaffiliated Directors constitute 100% of the Audit Committee of the Board of Directors of the Trust. CAAI owns all of the voting common stock and a 1% economic interest in CAFC, the Trust's Mortgage Conduit Subsidiary. The Trust owns all of the nonvoting preferred stock of CAFC representing 99% of the economic interest in CAFC. CAAI has the power to elect all of the directors of CAFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of such subsidiary is required. CAAI and/or the officers and directors of CAFC who may be officers and directors of the Trust, will be separately compensated for their management services to the subsidiary and will provide origination, financing and administrative services to the subsidiary through separate agreements and an inter-company allocation of the cost of such services. The Trustees, the Manager and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Manager must upon request by the Directors disclose any investments which are within the purview of the Trust's investment policies.

         CAAI also has interests that may conflict with those of the Trust in fulfilling certain duties. In addition, Messrs. Swartz, Wrensen and Konczal, the officers and directors of CAAI are also officers and directors of the Trust. The officers and directors of CAAI are also involved in other businesses, including Calliance Realty Fund, LLC whose Mortgage Division invests in mortgage encumbering commercial and mixed-use properties as well as residential properties and which may generate profits or other compensation. The Trust will not share in such profits or compensation.

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

         Sale and Purchase of Loans. To provide a source of mortgage loans for the Trust's Mortgage Investment Business, CAFC, the Mortgage Conduit Subsidiary, offers to the Trust for purchase all nonconforming mortgage loans and Home Equity Loans meeting the Trust's investment criteria and policies. Commitments to acquire loans will obligate the Trust to purchase such loans from the Mortgage Conduit Subsidiary upon the closing and funding of the loans, pursuant to the terms and conditions specified in the commitment.

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

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.
     3.1      Charter Certificate of Incorporation and Amendment No. 1(1)
     3.2      Bylaws of the Registrant(1)
     3.3      Certificate of Amendment of Certificate of Incorporation(6)
     4.1      Form of Stock Certificate of Common Shares of the Registrant(2)
     10.1     Form of Management Agreement between the Registrant and Capital
              Alliance
              Advisors, Inc.(1)
     10.2 Form of Indemnity Agreement between the Registrant and its Directors and
              Officers(1)
     10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and
              Capital Alliance Advisors, Inc.(1)
     23.4     Consent of Landels Ripley & Diamond, LLP(5)
     23.5     Consent of Novogradac & Company LLP(5)
     24.1     Power of Attorney of Thomas B. Swartz(1)
     24.2     Power of Attorney of Dennis R. Konczal(1)
     24.4     Power of Attorney of Stanley C. Brooks(1)
     24.5     Power of Attorney of Harvey Blomberg(1)
     24.7     Power of Attorney of Richard J. Wrensen(7)
     24.8     Power of Attorney of Donald R. Looper

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

(b)  Reports on Form 8-K.
     -------------------

     None.

(c)  Miscellaneous Exhibits

     Exhibit "A":  Press Release, dated November 14, 2002 regarding Earnings for
                   Third Quarter (1.1)

     Exhibit "B":  Press Release, dated January 22, 2003 regarding Dividend for
                   First Quarter (1.2)

     Exhibit "C":  Press Release regarding date and record date of Annual
                   Meeting of Shareholders (1.3)

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer, the President and Chief Operating Officer, and the Executive Vice-President and Chief Financial Officer of the Trust have, based on their evaluation of the Trust's disclosure controls and procedures with 90 days of the filing date of this annual report, evaluated the effectiveness of such controls and procedures. Based on such evaluations, they have concluded that the Trust's disclosure controls and procedures have effectively operated to ensure that all material information relating to the Trust and its operations and financial condition has been made known to them by other officers and employees within the Trust and its Manager on a timely basis.

(b) Changes in Internal Controls. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequently to the date of the evaluation set forth in item 14(a).


ITEM 15. NOT APPLICABLE

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's independent auditors also provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent auditors' their independence.

         As our independent auditors, Novogradac & Company LLP audits our financial statements and performs audit-related services and consultation in connection with various accounting and financial reporting matters. Novogradac & Company LLP also performs certain non-audit services for the Company. The Audit Committee has determined that the provision of the services provided by Novogradac & Company LLP as set forth herein are compatible with maintaining Novogradac & Company LLP's independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant Securities and Exchange Commission rules.

         Audit Fees. Fees for the fiscal year ended December 31, 2002 audit and the quarterly review of Forms 10-Q were $36,000.

         Financial Information Systems Design and Implementation Fees. Novogradac & Company LLP did not render any services related to financial information system design and implementation for the fiscal year ended December 31, 2002.

         All Other Fees. Aggregate fees for all other services rendered by Novogradac & Company LLP for the fiscal year ended December 31, 2002 were $7,000.

         Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             Capital Alliance Income Trust, Ltd.
Dated: April 15, 2003                        A Real Estate Investment Trust

By: /s/Richard J. Wrensen                    By: /s/  Thomas B. Swartz
    ---------------------                        -----------------------
    Richard J. Wrensen                           Thomas B. Swartz
    Executive Vice President                     Chairman
    Chief Financial Officer                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas B. Swartz                                       Dated: April 15, 2003
--------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard J. Wrensen                                     Dated: April 15, 2003
---------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                                      Dated: April 15, 2003
---------------------
Dennis R. Konczal
President and Director


/s/ Stanley C. Brooks                                      Dated: April 15, 2003
---------------------
Stanley C. Brooks
Director


/s/ Harvey Blomberg                                        Dated: April 15, 2003
-------------------
Harvey Blomberg
Director


/s/ Donald R. Looper                                       Dated: April 15, 2003
--------------------
Donald R. Looper
Director

                                  CERTIFICATION

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10K-SB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: April 15, 2003
Thomas B. Swartz
                                           /s/Thomas B. Swartz
                                           -------------------
                                           Chairman and Chief Executive Officer


                                           /s/ Richard J. Wrensen
                                           ----------------------
                                           Richard J. Wrensen
                                           Executive Vice President and
                                           Chief Financial Officer and


                                           /s/ Dennis R. Konczal
                                           ---------------------
                                           Dennis R. Konczal
                                           President and Chief Operating Officer

                                  Certification
              of Form 10K-SB of Capital Alliance Income Trust Ltd.,
                     a Real Estate Investment Trust for the
                         Period Ending December 31, 2002


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934


The undersigned each individually certifies that:

1. I have reviewed this Form 10-KSB, dated April 15, 2003 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

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

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

     o presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 [SIGNATURES ON NEXT PAGE]

Date: April 15, 2003



                                       /s/ Thomas B. Swartz
                                       --------------------
                                       Thomas B. Swartz
                                       Chairman and Chief Executive Officer


                                       /s/ Richard J. Wrensen
                                       ----------------------
                                       Richard J. Wrensen
                                       Executive Vice President and
                                       Chief Financial Officer and


                                       /s/ Dennis R. Konczal
                                       ---------------------
                                       Dennis R. Konczal
                                       President and Chief Operating Officer

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                       ANNOUNCES RESULTS OF OPERATIONS AND
                           EARNINGS FOR THIRD QUARTER

SAN FRANCISCO - (BUSINESS WIRE) - November 14, 2002 - Capital Alliance Income Trust Ltd ("CAIT") (Amex: CAA - News), a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced earnings of $208,685 ($0.29 basic and $0.23 diluted) for the three months ending September 30, 2002 and $825,250 ($1.35 basic and $1.12 diluted) for the nine months ended September 30, 2002, as compared to $325,662 ($0.48 basic and $0.43 diluted) and $842,131 ($0.97 basic and $0.88 diluted) for the like periods in 2001. Revenues were $639,108 and $2,138,860 for the three and nine month periods ending September 30, 2002, compared to $829,642 and $2,126,928 for the same periods in 2001. CAIT's Board of Directors previously declared a cash dividend of $0.45 per share, payable November 15, 2002 for the fourth quarter of 2002. Based on the closing stock price on November 13, 2002, CAIT's $1.80 annualized common share dividend yield is 9.9%.

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

Thomas B. Swartz, Chairman and Chief Executive Officer of CAIT also noted "that both CAIT and CAFC manage risk through their underwriting and investment process. All loans with a combined loan-to-value ratio of greater than 75% of the collateral's appraised value at the time of funding are pre-sold into the secondary mortgage market. Only residential loans with a combined loan-to-value ratio of 75% or less are retained in CAIT's portfolio of mortgage investments. On September 30, 2002, the combined loan-to-value of CAIT's portfolio was 67.4%. The properties owner's unencumbered equity provides a significant buffer to mitigate potential loan loss."

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

Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, Executive Vice President and CFO 415/288-9575
                  rwrensen@calliance.com
                  www.calliance.com

                                   EXHIBIT "B"

                  CAPITAL ALLIANCE INCOME TRUST LTD. ANNOUNCES
            THIRD CONSECUTIVE QUARTERLY DIVIDEND AT $1.80 ANNUAL RATE

SAN FRANCISCO - (BUSINESS WIRE) - January 22, 2003 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared a dividend of $0.45 per Common Share for the first quarter of 2003. This is CAIT's third consecutive quarterly dividend at an annualized rate of $1.80. Based on the current common stock price of $16.50 per share, the annualized dividend yield is 10.91%. The dividend is payable on February 18, 2003 to shareholders of record on February 10, 2003.

Thomas B. Swartz, Chairman and Chief Executive Officer of CAIT observed that the President's Tax Plan, which proposes the elimination of shareholders' payment of taxes on dividends that are taxed at the corporate level, has prompted numerous articles. Mr. Swartz noted that not only is the President's proposal a long way from being enacted in its current form, but also, that the consequences for CAIT shareholders do not appear to be nearly as dire as some of the articles portray. To the contrary, many analysts believe that the "yields offered by non-REIT public companies would continue to be at levels well below REIT yields" and that "investors seeking yields should probably stick with REITs." In that regard, Mr. Swartz, concluded that even if the Tax Plan is enacted in its current form, CAIT's current after tax dividend yield of 6.54% (at 40% marginal tax rate) would compare favorably with a tax-free 1.71% yield for companies in the S&P 500 Index.

CAIT is a specialty residential lender which originates and invests in conforming and high-yielding, non-conforming residential mortgage loans on one-to-four-unit-residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation. All loans with a combined loan-to-value ratio of greater than 75% of the collateral's appraised value at the time of funding are pre-sold into the secondary market. Only residential loans with a combined loan-to-value of 75% or less are retained in CAIT's portfolio of mortgage investments.

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

                                   EXHIBIT "C"


                       CAPITAL ALLIANCE INCOME TRUST LTD.
              ANNOUNCES RECORD DATE FOR AND DATE OF ANNUAL MEETING

SAN FRANCISCO--(BUSINESS WIRE)--March 21, 2003--Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news), a specialty residential finance company, announced the following dates relating to its Annual Shareholders Meeting:

                  Annual Meeting Date:                        June 6, 2003
                  Annual Meeting Record Date:                 April 8, 2003

The Annual Meeting will be held at the offices of the Company, 50 California Street, Suite 2020, San Francisco, CA 94111 at 10:00 a.m.

CAIT is a specialty residential mortgage lender which invests in high-yielding, conforming and non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates conforming and non-conforming loans for sale to investors on a whole loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.

Contact:          Capital Alliance Income Trust, Ltd.
                  Jennifer S. Austin, Corporate Secretary
                  415/ 288-9575