Form 10KSB/A
period 2002-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2003-04-24
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A
(Mark One)
          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
(State or other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)
         50 California Street
         Suite 2020
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

Registrant meets the condition of General Instruction G(1)(a) and (b) of Form 10-KSB and is filing this form 10-KSB pursuant to its reduced disclosure format.

[X] No disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrants Revenues for its most recent fiscal year were $2,866,253.

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

                                TABLE OF CONTENTS

PART I.........................................................................5

ITEM 1. DESCRIPTION OF BUSINESS................................................5
    General....................................................................5

MORTGAGE INVESTMENT BUSINESS...................................................5
    General....................................................................5
    Mortgage Loan Portfolio....................................................5
    Financing..................................................................6

MORTGAGE CONDUIT BUSINESS......................................................6
    General....................................................................6
    Marketing and Production...................................................7
    Underwriting...............................................................7
    Whole Loan Sales...........................................................8

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

INFLATION.....................................................................19

LIQUIDITY AND CAPITAL RESOURCES...............................................19

LIQUIDITY AND CAPITAL RESOURCES
     FOR THE YEAR ENDED DECEMBER 31, 2002.....................................19

LIQUIDITY AND CAPITAL RESOURCES
     FOR THE YEAR ENDED DECEMBER 31, 2001.....................................20

QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK..................................................20
    Market Risk...............................................................20
    Asset and Liability Management............................................21

ITEM 7. FINANCIAL STATEMENTS..................................................21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURES................................................23

PART III......................................................................23

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................ 23

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     AND RELATED STOCKHOLDER MATTERS..........................................26
    (a) Equity Compensation Plan Information..................................26
    (b) Security Ownership of Certain Non-Management or Non-Affiliate
        Beneficial Owners.....................................................26

    (c)    Security Ownership of Management...................................26
    (d)    Changes in Control.................................................28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................28
    Arrangements and Transactions with Members of the Management of CAAI......28
    Sale and Purchase of Loans................................................28
    Other Business Activities.................................................29

PART IV.......................................................................29

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................29
    (a)    Exhibits...........................................................29
    (b)    Reports on Form 8-K................................................30
    (c)    Miscellaneous Exhibits.............................................30

ITEM 14. CONTROLS AND PROCEDURES..............................................30

ITEM 15. NOT APPLICABLE.......................................................30

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................30

SIGNATURES....................................................................31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.................................32

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.............33

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

         Mortgage Loan Portfolio. The Trust invests a substantial portion of its portfolio in non-conforming first and second mortgage loans. Although the Trust may purchase such loans from unaffiliated third parties, mortgage investments are primarily purchased from CAFC. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans held for the Trust's portfolio have a combined loan-to-value, at the time of origination, of not more than 75% of the collateral's value. The collateral's value is verified by independent appraisal. As of December 31, 2002 the Trust's loan portfolio totaled $19,906,391 with an average loan size of $199,064, an average weighted yield of 13.19%, a weighted average adjusted maturity of 29.71 months and a weighted average combined loan-to-value ratio of 66.9%. First deeds of trust comprised 36% of the portfolio's dollar value and junior deeds of trust were 64%. As of December 31, 2001 the Trust's loan portfolio totaled $17,738,923 with an average loan size of $179,181, an average weighted yield of 13.21%, a weighted average adjusted maturity of 24.92 months and a weighted average loan-to-value ratio of 65.10%. First deeds of trust comprised 26% of the portfolio's dollar value and junior deeds of trust were 74%. The highest concentration of nonconforming mortgage loans, owned by the Trust are located in California because of the general prevalence of higher property values and mortgage loan balances.

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

         Servicing Portfolio. The following tables set forth certain information regarding the Trust's servicing portfolio of loans for the years ended.




                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                                           December 31, 2000    December 31, 2001   December 31, 2002
                                           -----------------    -----------------   -----------------

Beginning servicing portfolio                  $10,807,644         $11,906,586         $17,738,923
Loans added to the servicing portfolio         $ 7,457,537         $15,380,173         $14,195,708

Loans sold, servicing released and principal
     paydowns (1)                              $ 6,358,592         $ 9,547,836         $12,028,240
              --                               -----------         -----------         -----------

Ending servicing portfolio                     $11,906,589         $17,738,923         $19,906,391

Number of loans serviced                                84                  99                 100
Average loan size                              $   141,745         $   179,181         $   199,064

         (1) Includes normal loan payoffs, principal amortization prepayments, and loans contributed as capital to CAFC, less reserves and foreclosures.

         Geographical Distribution. The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

             December 31, 2000      December 31, 2001     December 31, 2002
             -----------------      -----------------     -----------------
             Number     $-% of      Number     $-% of      Number     $-% of
State       of loans   Portfolio   of loans   Portfolio   of loans  Portfolio
-----       --------   ---------   --------   ---------   --------  ---------

CA             75         89%         95         96%        96         97%
OR              1          1%          1          1%         0          0%
UT              4          5%          2          2%         2          2%
Other           4          5%          1          1%         2          1%
               --        ---          --        ---        ---        ---

Totals:        84        100%         99        100%       100        100%

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

                  December 31, 2000        December 31, 2001         December 31, 2002
                  -----------------        -----------------         -----------------

  Terms           Amount       $-% of       Amount       $-% of       Amount      $-% of
of Loans         of loans    Portfolio     of loans    Portfolio     of loans    Portfolio
--------         --------    ---------     --------    ---------     --------    ---------

0-12 months    $ 3,254,592      27%      $ 7,339,035      41%      $ 6,659,116      34%
13-24 months     1,094,670       9%        1,143,689       6%        2,097,044      10%
25-36 months       505,576       4%           84,946       1%        1,227,613       6%
37-48 months       544,132       5%        2,208,485      13%        3,816,916      19%
Over 48          6,507,619      55%        6,962,768      39%        6,105,703      31%
                 ---------     ---         ---------     ---         ---------     ---

  Totals:      $11,906,589     100%      $17,738,923     100%      $19,906,392     100%

         Delinquencies. The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                    December 31, 2000         December 31, 2001          December 31, 2002
                    -----------------         -----------------          -----------------
   Loans           Number         $-% of       Number      $-% of       Number         $-% of
Delinquent For:   of loans      Portfolio    of loans     Portfolio     of loans      Portfolio
---------------   --------      ---------    --------     ---------     --------      ---------

31-60 days          3              3%            6            4%          10            11%
61-90 days          3              4%            8            5%           0             0%
91 days +           8(1)          10%            5(2)         3%          16(3)         19%
                   ---            --             ---         --           ----          --
Totals:            14             17%           19           12%          26            30%

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

                                                        Year Ended December 31
                                                        ----------------------

Financial Summary                    1998          1999          2000          2001          2002
                                     ----          ----          ----          ----          ----
Operations:

Revenue                          $ 1,677,233   $ 1,243,866   $ 1,623,656   $ 2,858,179   $ 2,866,253

Net income                         1,003,706       450,605       515,023     1,142,896     1,108,264

Per Share Data:

Weighted average basic
     earnings (split-adjusted)   $      1.05          --            --     $      1.46   $      1.81

Weighted average diluted
     earnings (split-adjusted)   $      1.02          --            --     $      1.05   $      1.50

Balance Sheet Data:

Mortgage notes receivable        $ 8,986,645   $10,807,644   $11,906,589   $17,738,923   $19,906,391

Total assets                      16,804,983    17,006,696    19,299,332    25,343,401    25,973,457

Total liabilities                    757,532     1,579,862     4,589,168    11,248,860    11,713,401

Shareholder's equity              16,047,451    15,426,834    14,710,164    14,094,541    14,260,056

Common share equity               10,259,271     9,754,458     9,125,847     8,510,224     8,675,739

Common shares (split-adjusted)       494,913       494,913       467,754       410,095       424,144

Common share book value          $     20.73   $     19.71   $     19.51   $     20.75   $     20.45


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

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low split-adjusted sale prices of the Common Stock as quoted on the American Stock Exchange and for the last two years were:

      Year            Quarter           High           Low          Dividend
                                                                       per Share
---------------- ----------------- -------------- -------------- ---------------
      2001              1st*           $11.70         $8.25          $0.255
                        2nd*            13.50         10.56           0.255
                        3rd             13.42         11.90           0.255
                        4th             13.70         12.10           0.28

      2002              1st             14.20         12.91           0.30
                        2nd             22.50         14.45           0.40
                        3rd             21.15         17.70           0.45
                        4th             18.99         17.25           0.45

      2003       January 1-March 31     17.25         15.90           0.45

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

Loan loss reserves. A provision for loan losses in based on management's evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonable assumed, considers among other matters, general economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, past loan loss experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance to absorb inherent losses. However, the recovery of all loan balances is susceptible to future market forces beyond the Company's control.

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of December 31, 2002 and December 31, 2001 and the Statement of Operations for the year ended December 31, 2002 and December 31, 2001. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation commencing with the Trust's June 30, 2003 reporting period.

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

        Maximum Other          Total Amounts
 Commercial Commitments (a)      Committed                 Amount of Commitment Expiration Per Period
   as of December 31, 2002
------------------------------ --------------   ---------------------------------------------------------------
                                                 Less than                             4 - 5           After 5
                                                   1 year         1 - 3 years          years            years
                                                   ------         -----------          -----            -----
Lines of Credit (b)             $14,133,248      $4,133,248       $10,000,000            0                0

Standby Repurchase                  (c)              0                 0                 0                0
Obligations

Total Commercial Commitments    $14,133,248      $4,133,248       $10,000,000            0                0

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

         YEAR ENDED DECEMBER 31, 2002
         COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenues for the year ended December 31, 2002 increased to $2,866,253 as compared to $2,858,179 for 2001. The Trust's larger mortgage portfolio provided $764,840 of additional interest income, interest income from affiliates borrowings decreased $294,068 on account of decreased borrowings. Investment income decreased by $406,778 on account of CAFC's loss. Other income for the year ended December 31, 2002 decreased on account of fewer prepayment fees from early mortgage payoffs.

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

         Expenses for the year ended December 31, 2002 increased to $1,724,753 as compared to $1,695,147 for the previous year. The increase in 2002 compared to 2001 is due to higher compensation to the Manager of $41,877, and increased general and administrative expenses of $31,143. During 2002, interest expenses on loans from unrelated parties declined $30,418, amortization expenses declined $29,262, and tax expenses declined $12,580.

         The 2002 and 2001 gains or losses from sales of real estate held and real estate owned operating expenses were reported as a separate line item and did not reduce either year's expenses or increase either year's revenues.

         Net Income for the year ended December 31, 2002 was $1,108,264. Net Income for the year ended December 31, 2001 was $1,142,898.

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

         The principal source of the Trust's increased liquidity was from operating activities. The primary us of cash was investing activities.

         Net cash provided by the operating activities during the year ended December 31, 2002 was $937,970. Net Income of $1,108,264 and the non-cash provision for loan losses of $195,000 were the primary providers of cash. The primary operating activity use of cash was the increase in affiliates receivables of $254,023.

         Net cash of $1,283,968 was used in investing activities. $14,195,708 was invested in mortgage notes receivable and repayments provided $11,378,857.

         Net cash provided by financing activities during the year ended December 31, 2002 was $398,532. The primary provider of cash from financing activities was $1,359,058 drawn from bank lines of credit. Net treasury stock sales of $79,150 also provided cash from financing activities. Dividends paid of $1,020,176 was the largest use of cash from financing activities.

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

         Net cash used in investing activities was $5,221,000. Investments in mortgage notes receivable used $15,500,173 and repayments provided $9,486,695.

         Net cash provided by the operating activities during the year ended December 31, 2001 was $1,185,533. Net income of $1,142,898 and the non-cash provision for loan losses of $203,549 were the primary suppliers of cash. The primary operating activity use of cash was CAFC's net income of $381,156.

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


ITEM 7. FINANCIAL STATEMENTS

         The following Company financial statements are filed as part of this report:

        Independent Auditors' Report ........................................F-1
        Balance Sheets ......................................................F-2
        Statements of Operation .............................................F-3
        Statements of Changes in Stockholders' Equity .......................F-4
        Statements of Cash Flows ............................................F-5
        Notes to Financial Statements .......................................F-6

         Selected Quarterly Financial Data required by Item 302(a) of Regulation S-K is set forth in the financial statements filed as part of Registrant's Form 10-Qs for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 are incorporated herein by reference and filed as part of this report.

         The unaudited 2002 and 2001 fourth quarter operating statement is presented below with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the two year period ended December 31, 2002.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three months ended
                                                              December 31
                                                           2002         2001
                                                           ----         ----
REVENUES
       Interest income                                  $ 665,113    $ 560,025
       Interest income from affiliates                     51,290       81,881
       Equity in gain (loss) of affiliate                   9,278       49,908
       Other income                                         1,712       39,437
                                                        ---------    ---------
           Total revenues                                 727,393      731,251
                                                        ---------    ---------

EXPENSES
       Loan servicing fees to related parties              97,109       96,594
       Management fees to related parties                  76,532      102,229
       Interest expense on loans                           98,876       51,364
       Interest expense on loans from related parties       9,456       22,657
       Provision for loan losses                          100,000       60,162
       Taxes                                               (3,704)      10,802
       Amortization                                         3,900        8,697
       General and administrative                          54,200       77,981
                                                        ---------    ---------
             Total expenses                               436,369      430,486
                                                        ---------    ---------

INCOME BEFORE GAIN (LOSS) ON REO                        $ 291,024    $ 300,765
                                                        ---------    ---------
       Operating expenses of REO                           (1,010)        --
       Gain (Loss) on Real Estate Owned                    (7,000)        --
                                                        ---------    ---------

NET INCOME                                              $ 283,014    $ 300,765
                                                        =========    =========

PREFERRED DIVIDENDS                                     $  87,257    $ 104,709
                                                        ---------    ---------

NET INCOME AVAILABLE TO COMMON                          $ 195,757    $ 196,056
                                                        =========    =========

BASIC EARNINGS PER
       COMMON SHARE                                     $    0.47    $    0.48

DILUTED EARNINGS PER
       COMMON SHARE                                     $    0.39    $    0.33

DIVIDENDS PAID PER
       PREFERRED SHARE                                  $    0.41    $    0.50

DIVIDENDS PAID PER
       COMMON SHARE                                     $    0.45    $    0.28

WEIGHTED AVERAGE COMMON
       SHARES - BASIC                                     418,923      406,095

WEIGHTED AVERAGE COMMON
       SHARES - DILUTED                                   505,550      587,720


                 See accompanying notes to financial statements.

                                   NOVOGRADAC
                                  & COMPANY LLP

                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
ATLANTA                          SAN FRANCISCO                    WASHINGTON, DC
KANSAS                                                                    AUSTIN



            Report of Novogradac & Company LLP, Independent Auditors


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ Novogradac & Company LLP

San Francisco, California
March 31, 2003




FIRST STREET 5TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001
HTTP://WWW.NOVOCO.COM

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                                 Balance Sheets
                           December 31, 2002 and 2001

ASSETS                                                                                 2002            2001
------                                                                                 ----            ----

    Cash and cash equivalents                                                    $    494,443    $    441,909
    Restricted cash                                                                   519,321       1,285,382
    Marketable securities                                                               8,215            --
    Accounts receivable                                                               489,946         292,588
    Other assets, net                                                                   7,453          23,062
    Due from affiliates                                                               129,758             890
    Notes receivable:
       Warehousing facilities to related parties                                    3,382,940       4,217,408
       Mortgage notes receivable                                                   19,906,391      17,738,923
       Allowance for loan losses                                                     (310,000)       (180,000)
                                                                                 ------------    ------------
          Net notes receivable                                                     22,979,331      21,776,331
    Real estate owned                                                                    --           234,527
    Investments in affiliate                                                        1,080,930       1,062,210
    Origination costs, net                                                            264,060         227,392
                                                                                 ------------    ------------

    Total assets                                                                 $ 25,973,457    $ 25,344,291
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY

    Liabilities
         Mortgage note holdbacks                                                 $    519,321    $  1,285,382
         Loans payable                                                             10,972,350       9,613,292
         Due to affiliate                                                               2,719         127,874
         Other liabilities                                                            219,011         223,202
                                                                                 ------------    ------------
    Total liabilities                                                              11,713,401      11,249,750

    Stockholders' equity
       Preferred stock, $.01 par value; 430,000 shares authorized;                      2,138           2,138
           213,820 shares issued and outstanding at December 31, 2002 and 2001
       Additional paid in capital - preferred stock                                 5,669,123       5,669,123
         Less treasury stock: 3,176 preferred shares
              at December 31, 2002 and 2001 at cost                                   (86,944)        (86,944)

       Common stock, $.01 par value; 1,700,000 shares authorized;                       4,952           4,952
           495,161 shares issued and outstanding at December 31, 2002 and 2001
       Additional paid in capital - common stock                                    9,370,895       9,370,895
    Less treasury stock: 71,017 and 85,066 common shares at
    December 31, 2002 and 2001, respectively                                         (962,662)     (1,041,812)
       Accumulated other comprehensive income                                          (1,723)           --
       Retained earnings                                                              264,277         176,189
                                                                                 ------------    ------------

    Total stockholders' equity                                                     14,260,056      14,094,541
                                                                                 ------------    ------------

    Total liabilities and stockholders' equity                                   $ 25,973,457    $ 25,344,291
                                                                                 ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                            Statements of Operations
                 For the years ended December 31, 2002 and 2001

                                                             2002           2001
                                                             ----           ----
REVENUES
       Interest income                                  $ 2,658,051    $ 1,893,211
       Interest income from affiliates                      216,167        510,235
       Equity in gain (loss) of affiliate                   (25,642)       381,156
       Other income                                          17,677         73,577
                                                        -----------    -----------
           Total revenues                                 2,866,253      2,858,179

EXPENSES
       Loan servicing fees to related parties               451,638        397,923
       Management fees to related parties                   288,119        268,230
       Interest expense on loans                            433,566        463,984
       Interest expense on loans from related parties        28,325         22,657
       Provision for loan losses                            195,000        203,549
       Taxes                                                 19,987         32,567
       Amortization                                          37,363         66,625
       General and administrative                           270,755        239,612
                                                        -----------    -----------
             Total expenses                               1,724,753      1,695,147
                                                        -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REAL
    ESTATE OWNED                                          1,141,500      1,163,032
       Operating expenses of real estate owned               (3,709)       (20,134)
       (Loss) on real estate owned                          (29,527)          --
                                                        -----------    -----------

NET INCOME                                              $ 1,108,264    $ 1,142,898
                                                        ===========    ===========

PREFERRED DIVIDENDS                                         350,205        498,607
                                                        -----------    -----------

NET INCOME AVAILABLE TO COMMON                          $   758,059    $   644,291
                                                        ===========    ===========

BASIC EARNINGS PER
       COMMON SHARE                                     $      1.81    $      1.46

DILUTED EARNINGS PER
       COMMON SHARE                                     $      1.50    $      1.05

DIVIDENDS PAID PER
       PREFERRED SHARE                                  $      1.66    $      2.37

DIVIDENDS PAID PER
       COMMON SHARE                                     $      1.60    $      1.05

WEIGHTED AVERAGE COMMON
       SHARES - BASIC                                       418,923        442,371

WEIGHTED AVERAGE COMMON
       SHARES - DILUTED                                     505,550        614,996

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                  Statements of Changes in Stockholder's Equity
                 For the years ended December 31, 2002 and 2001

                                                                    Preferred                                Common
                                                                    Additional                             Additional
                                          Preferred    Preferred      Paid in     Common       Common       Paid in
                                            Shares      Stock        Capital      Shares       Stock        Capital
                                            ------      -----        -------      ------       -----        -------

BALANCE, JANUARY 1, 2001                   631,757    $  6,413    $ 5,664,848   1,403,261    $  14,847    $ 9,361,000
Three-to-one reverse stock split           421,113)     (4,275)         4,275    (935,260)      (9,895)         9,895
Purchase of Treasury Stock                    --          --             --       (63,906)        --             --
Exercise of options for common stock          --          --             --         6,000         --             --
Net income and comprehensive income           --          --             --          --           --             --
Dividends                                     --          --             --          --           --             --
                                                      --------    -----------   ---------    ---------    -----------

BALANCE, DECEMBER 31, 2001                 210,644       2,138      5,669,123     410,095        4,952      9,370,895
Purchase of Treasury Stock                    --          --             --        (6,900)        --             --
Exercise of options for common stock          --          --             --        20,949         --             --
Comprehensive income:
Unrecognized loss from available-for-sale
marketable securities                         --          --             --          --           --             --
Net income                                    --          --             --          --           --             --

Total comprehensive income                    --          --             --          --           --             --
Dividends                                     --          --             --          --           --             --
                                                      --------    -----------   ---------    ---------    -----------

BALANCE, DECEMBER 31, 2002                 210,644    $  2,138    $ 5,669,123     424,144    $   4,952    $ 9,370,895
                                           =======    ========    ===========   =========    =========    ===========

(Table continued)

                                                           Accumulated
                                              Treasury       Other        Retained
                                               Stock         Income       Earnings         Total
                                               -----         ------       --------         -----

BALANCE, JANUARY 1, 2001                   $   (336,944)   $   --      $       --      $ 14,710,164
Three-to-one reverse stock split                   --          --              --              --
Purchase of Treasury Stock                     (845,812)       --              --          (845,812)
Exercise of options for common stock             54,000        --              --            54,000
Net income and comprehensive income                --          --         1,142,898       1,142,898
Dividends                                          --          --          (966,709)       (966,709)
                                           ------------    --------    ------------    ------------

BALANCE, DECEMBER 31, 2001                   (1,128,756)       --           176,189      14,094,541
Purchase of Treasury Stock                     (174,949)       --              --          (174,949)
Exercise of options for common stock            254,099        --              --           254,099
Comprehensive income:
Unrecognized loss from available-for-sale
marketable securities                              --        (1,723)           --            (1,723)
Net income                                         --          --         1,108,264       1,108,264
                                                                                       ------------
Total comprehensive income                         --          --              --         1,106,541
Dividends                                          --          --        (1,020,176)     (1,020,176)
                                           ------------    --------    ------------    ------------

BALANCE, DECEMBER 31, 2002                 $ (1,049,606)   $ (1,723)   $    264,277    $ 14,260,056
                                           ============    ========    ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                 For the years ended December 31, 2002 and 2001

                                                                           2002            2001
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  1,108,264    $  1,142,898
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization                                                         37,363          66,625
       Provision for loan losses                                           195,000         203,549
       Loss on real estate owned                                            29,527            --
       Equity in (gain) loss of affiliate                                   25,642        (381,156)
       (Increase) decrease in accounts receivable                         (197,358)          1,004
       Increase in other assets
             (adjusted for: amortization and capitalized loan fees)         (2,254)           --
       Increase (decrease) in due to / due from affiliates                (254,023)         84,794
       Increase (decrease) in other liabilities                             (4,191)         67,819
                                                                      ------------    ------------
         Net cash provided by operating activities                         937,970       1,185,533

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in marketable securities                                    (9,938)           --
     Increase in origination costs                                         (36,668)        (30,261)
     Decrease in warehousing facilities                                    834,468         527,266
     Investments in mortgage notes receivable                          (14,195,708)    (15,500,173)
     Repayments of mortgage notes receivable                            11,378,857       9,486,695
     Net proceeds from sale of real estate owned                           745,021         295,473
                                                                      ------------    ------------
       Net cash used in investing                                       (1,283,968)     (5,221,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable                                         1,359,058       5,875,781
     Loan fees paid                                                        (19,500)         (8,125)
     Purchase of treasury stock                                           (174,949)       (845,812)
     Sale of treasury stock                                                254,099          54,000
     Preferred dividends paid                                             (350,205)       (498,607)
     Common dividends paid                                                (669,971)       (468,102)
                                                                      ------------    ------------
       Net cash provided by financing activities                           398,532       4,109,135

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   52,534          73,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             441,909         368,241
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    494,443    $    441,909
                                                                      ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                           $    466,210    $    454,456
     Cash paid for taxes                                              $     19,987    $     32,567

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transfer/sale of mortgage notes receivable to CAFC               $     44,362    $     77,595

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

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

     The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral. The investment in CAFC is reported in "Investment in affiliate" on the Trust's balance sheets and in "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's audited balance sheets and statements of operations are summarized in Note 10.

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

     Marketable securities. Marketable securities are classified as either trading, or available-for-sale. Management has not acquired any securities positions classified as trading securities. Trading securities, if acquired, would be reported at fair value, and changes in their fair value would be reported in the statement of operations. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statement of operations.

     Concentration of credit risk. The Trust holds numerous mortgage notes receivable. These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area.

     Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

2. Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     sufficient to protect against potential losses inherent in the loan portfolio. The Trust's actual losses may differ from the estimate. Accounts receivable deemed uncollectible are written off. The Trust does not accrue interest income on impaired loans.

     Real estate owned. Real estate owned results from foreclosure of mortgage notes receivable and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned in the statements of operations.

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

     Origination costs. Origination costs relating to mortgage notes receivable are capitalized and amortized over the term of the mortgage notes receivable.

     Impairment policy. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
     144), was adopted by the Company effective January 1, 2002. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", institutes one accounting model for long-lived assets to be disposed of based on the framework established by SFAS No. 144, which requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell. The adoption of the statement did not have a significant impact on the Company's financial condition or results of operation.

     Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. It was determined that the difference between the carrying amount and the fair value of the mortgage notes receivable is immaterial. For loans payable, fair value is estimated by discounting the future cash flows using current interest rates as determined by the Trust's current borrowing rates. It was determined that the difference between the carrying amount and the fair value of loans payable is immaterial.

     Income taxes. The Trust intends at all times to qualify as a real estate investment trust ("REIT") for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Trust generally will not be subject to federal corporate income taxes if the Trust distributes at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Trust must elect to be so treated and must meet on a continuing basis certain requirements relating to the Trust's organization, sources of income, nature of assets, and distribution of income to stockholders. The Trust must maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

2. Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements. For the years ended December 31, 2002 and 2001, the dividends paid per Preferred Share and Common are allocated 100% as ordinary income.

     State taxes. The state of Delaware imposed a tax on the capitalization of the Trust. The Trust expensed $19,187 and $31,767 for these taxes in 2002 and 2001. The Trust paid $800 in franchise tax to the state of California in 2002 and 2001.

     Stock options. Statement of Financial Accounting Standards No. 148 (SFAS No. 148) "Accounting for Stock-Based Compensation - - Transition and Disclosure" was issued in December of 2002. This Statement amends Statement of Financial Accounting Standards No.123 (SFAS No. 123), "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The alternative methods of transition of SFAS 148 follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for stock options to employees. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002. The Company follows APB 25 in accounting for stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes (Note 14).

     Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management review the likelihood that the loan will be repaid. For these delinquent loans, management continues to record interest income and establishes a loan loss reserve as necessary to protect against losses in the loan portfolio including accrued interest. However, if the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, interest is not accrued.

     Earnings per share. Earnings per share and shares outstanding have been adjusted on the statement of operations for the May 11, 2001 three-to-one reverse stock split.

     Reclassifications. Certain 2001 amounts may have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on reported net income or earnings per share.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

2. Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

     Recent accounting pronouncements. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operation of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity, will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns. The provisions of this interpretation became effective upon issuance. FIN 46 may require consolidation of CAFC into the Trust's financial statements commencing with the Trust's June 30, 2003 reporting period.


3. Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2002 and 2001, mortgage note holdbacks from the consummation of mortgage loans made amounted to $519,321 and $1,285,382, respectively.


4. Marketable securities
     ---------------------

     As of December 31, 2002 the fair value of the Trusts marketable securities totaled $8,215 which includes an unrealized loss of $1,723. These marketable securities consist of equity securities and are accounted for as available-for-sale securities. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income. During the year ended December 31, 2002, the Trust realized a net gain of $1,762 from the sale of equity securities, classified as available-for-sale. For the year ended December 31, 2001, the Trust held no marketable securities.


5. Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of December 31, 2002 and 2001, accrued interest and other amounts due from borrowers were $489,946 and $292,588 respectively.


6. Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with Capital Alliance Funding Corporation ("CAFC"). Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

6. Warehousing facilities to related parties (continued)
     -----------------------------------------------------

     price. As of December 31, 2002 and 2001, the Trust advanced to CAFC $3,382,940 and $4,217,408, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of December 31, 2002 and 2001 the applicable interest rate was 6.0% and 7.0%, respectively. The Trust earned interest in the amount of $216,167 and $447,246 during 2002 and 2001, respectively, of which $5,449 and $740 was outstanding as of December 31, 2002 and 2001, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2002 and December 31, 2001, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 and $62,989 during 2002 and 2001, respectively, none of which was outstanding as of December 31, 2002 or December 31, 2001. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of December 31, 2002 and 2001 the Trust had repaid all borrowings from CRF. During 2002 the Trust paid interest in the amount of $28,325 of which $2,719 remained outstanding as of December 31, 2002. During 2001, the Trust paid interest in the amount of $22,657, of which $2,250 remained outstanding as of December 31, 2001.

7. Mortgage notes receivable
     -------------------------

     Mortgage notes receivable represent home equity loans primarily secured by deeds of trust on one-to-four unit residential real estate. At the time of origination, all but one loan have a combined loan-to-value equal to or less than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

     A reconciliation of mortgage notes receivable for the years ended December 31, 2002 and 2001 follows:

                                                     2002               2001
                                                     ----               ----
     Balance, beginning of year               $   17,738,923       $ 11,906,589
     Additions during period:
        New mortgage loans                        14,195,708         15,500,173
     Deductions during period:
        Collections of principal                (11,378,857)        (9,486,695)
        Foreclosures, net of reserve               (540,021)                ---
        Write off of uncollectible loans            (65,000)          (103,549)
        Transfer to CAFC                            (44,362)           (77,595)
                                              --------------       ------------
     Balance, end of year                     $   19,906,391       $ 17,738,923

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001


7. Mortgage notes receivable (continued)
     -------------------------------------

     The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable at December 31, 2002:

                                                                                                                          Principal
                                                                                                                          amount of
                                                                                                                         loans with
                                                                                                                         delinquent
                                                                                             Face                         principal
                                                       Final        Monthly    Lien       amount of    Carrying amount   or interest
 Principal outstanding           Interest rate     maturity date    payment  Priority    mortgage(s)    of mortgage(s)    (Note A)
 ---------------------           -------------     -------------    -------  --------    -----------    --------------    --------
Individual loans greater            14.00%           02/01/06       6,542      First   $    560,700       $560,700             ---
than $499,999:
                                    13.50%           06/01/07       6,469      First        575,000        575,000             ---
                                    12.50%           07/01/07       5,427      First        521,000        521,000             ---
                                    14.00%           02/01/03      12,781     Second      1,100,000      1,095,500             ---
                                    13.50%           02/01/03       9,169     Second        815,000        815,000             ---
                                    13.50%           03/01/04       6,750     Second        600,000        600,000             ---
                                    13.95%           05/01/05       6,198     Second        533,200        533,200             ---
                                    13.00%           09/01/06       5,417     Second        500,000        500,000             ---
                                    12.50%           04/01/08      11,198     Second      1,075,000      1,075,000             ---
Loans from $400,000-$499,999    5.75% to 13.50%   4 to 60 months                                         1,731,033             ---
Loans from $300,000-$399,999   13.00% to 14.99%   4 to 52 months                                         2,116,408         316,504
Loans from $200,000-$299,999   11.50% to 14.00%   5 to 316 months                                        3,050,284         277,670
Loans from $100,000- 199,999   11.99% to 14.50%   1 to 58 months                                         4,478,322         485,755
Loans up to $99,000             9.70% to 14.00%   1 to 319 months                        13,560,175      2,254,344         101,715
                                                                                         ----------      ---------         -------

 Total Mortgage Notes Receivable at December 31, 2002                                  $ 19,840,075    $19,906,391     $ 1,181,644
                                                                                       ============    ===========     ===========

(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2002, there were three (3) loans totaling $481,407 of principal and $29,235 of interest that were 90 to 180 days delinquent on interest payments. Four (4) loans with the principal amount of $700,237 and $78,782 of interest have been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

7. Mortgage notes receivable (continued)
     -------------------------------------

     The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable at December 31, 2001:


                                                                                                                          Principal
                                                                                                                          amount of
                                   loans with
                                                                                                                         delinquent
                                                                                             Face                         principal
                                                       Final        Monthly    Prior       amount of    Carrying amount  or interest
 Principal outstanding           Interest rate     maturity date    payment    Liens      mortgage(s)    of mortgage(s)    (Note A)
 ---------------------           -------------     -------------    -------    -----      -----------    --------------    --------
Individual loans greater
than $500,000:                       13.50%           07/01/02      $9,169     First    $    815,000      $  815,000     $     ---

                                     13.50%           08/01/06      $7,875     First         700,000         700,000           ---
                                     13.00%           09/01/06      $6,500    Second         600,000         600,000           ---
                                     13.00%           02/01/02      $6,496    Second         600,000         599,610           ---
                                     13.95%           05/01/05      $6,198     First         533,200         533,200           ---
                                     14.00%           02/01/06      $6,054     None          518,900         518,900           ---

Loans from $400,000-$500,000    11.75% to 13.50%   1 to 56 months                                          1,900,000           ---
Loans from $300,000-$399,999    11.75% to 13.99%   1 to 60 months                                          3,399,411           ---
Loans from $200,000-$299,999    10.62% to 13.50%   4 to 336 months                                         2,167,410           ---
Loans from $100,000- 199,999     8.87% to 14.50%   1 to 130 months                                         4,332,834       493,161
Loans up to $99,000              9.70% to 17.75%   1 to 327 months                        15,065,909       2,172,558       125,905
                                                                                          ----------       ---------       -------

 Total Mortgage Notes Receivable at December 31, 2001                                     18,833,009      $17,738,923    $ 619,066
                                                                                          ==========      ===========    =========

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

8. Loan loss reserve
     -----------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $310,000 and $180,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2002 and 2001, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the loan loss reserve for the years ended December 31, 2002 and 2001 follows:

                                                  2002           2001
                                                  ----           ----

       Balance, beginning of year              $ 180,000      $  80,000
       Provision for loan loss                   195,000        203,549
       Write off of uncollectible loans         (65,000)       (103,549)
                                                -------        --------
       Balance, end of year                    $ 310,000      $ 180,000
                                               =========      =========


9. Real estate owned
     -----------------

     On January 1, 2001 the Trust owned three properties. During 2001 the Trust obtained a parcel split on one property, thereby creating an additional property and sold two properties at their carrying costs. As of December 31, 2001 the Trust owned two properties. During 2002 the Trust foreclosed on one property and sold three properties to CAFC for their estimated fair market value which resulted in a net loss of $29,527. As of December 31, 2002 the Trust did not own any properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2002 and 2001:

                                                                         2002         2001
                                                                         ----         ----
     Balance, beginning of year                                      $ 234,527    $  530,000
     Foreclosed mortgage notes, net of reserve (non-cash)              506,567           ---
     Accrued interest capitalized (non-cash)                            33,454           ---
     Gain (loss) on sale (non-cash)                                    (29,527)          ---
                                                                     ---------    ----------
                                                                       745,021       530,000
     Less: Proceeds from sale of real estate owned (net of closing costs of $0 and $35,116 in 2002 and 2001, respectively)
                                                                       745,021       295,473
                                                                       -------       -------

     Balance, end of year                                            $    ---     $  234,527
                                                                     =========    ==========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

10. Investment in affiliates
     ------------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     On April 11, 1997 the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC under the equity method of accounting.

     In 2002, the Trust contributed one mortgage loan totaling $44,362, and in 2001 contributed one mortgage loan totaling $77,595 to CAFC. The transfer of mortgage notes receivable is a non-cash transaction that is not shown on statements of cash flows.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                        As of December 31, 2002 and 2001

ASSETS                                                                      2002            2001
------                                                                      ----            ----

       Cash and cash equivalents                                       $    248,008    $    338,146
       Restricted cash                                                      412,624         517,655
       Accounts receivable                                                   81,229         164,261
       Notes receivable:
              Mortgage notes receivable                                   6,092,094       8,631,751
              Allowance for loan losses                                    (225,000)       (118,000)
                                                                       ------------    ------------

                   Net notes receivable                                   5,867,094       8,513,751
       Real estate owned                                                  1,676,261         567,000
       Investment in affiliate                                                5,000           5,000
       Other assets                                                          33,285          45,934
                                                                       ------------    ------------
       Total assets                                                    $  8,323,501    $ 10,151,747
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities
              Mortgage note holdbacks                                  $    412,624    $    517,655
              Warehousing facilities                                      2,460,643       4,205,695
              Warehousing facilities from related parties                 3,382,940       4,217,408
              Due to affiliates                                              12,093          12,283
              Mortgage notes payable                                        950,410            --
              Other liabilities                                              32,608         144,984
                                                                       ------------    ------------

       Total liabilities                                                  7,251,318       9,098,025

       Stockholders' equity
              Preferred shares, no par value, 2,000 shares                     --              --
                     authorized, 2,000 shares issued and outstanding
              Common shares, no par value, 1,000 shares
                     authorized, 1,000 shares issued and outstanding           --              --
              Additional paid in capital                                  1,990,056       1,945,694
              Accumulated deficit                                          (917,873)       (891,972)
                                                                       ------------    ------------
        Total stockholders' equity                                        1,072,183       1,053,722
                                                                       ------------    ------------
        Total liabilities and stockholders' equity                     $  8,323,501    $ 10,151,747
                                                                       ============    ============

                                   See Note 10

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2002 and 2001


REVENUES                                                              2002           2001
                                                                      ----           ----
           Interest income                                        $   743,026    $   907,434
           Loan origination income                                    582,255        993,376
           Service release premium                                     42,534         86,426
           Other income                                                 7,775         23,886
                                                                  -----------    -----------
                      Total revenues                                1,375,590      2,011,122

EXPENSES

           Management fees to related party                            44,474         66,822
           Interest expense on warehousing facilities                 139,097        109,000
           Interest expense on related party warehouse facility       216,167        447,246
           Loan origination costs                                     132,889        137,755
           Provision for loan losses                                  192,576        252,331
           Wages and salaries                                         487,024        459,040
           Taxes                                                       12,534         11,818
           General and administrative                                 186,664        122,803
                                                                  -----------    -----------
                      Total expenses                                1,411,425      1,606,815
                                                                  -----------    -----------

INCOME BEFORE GAIN (LOSS) ON
     REAL ESTATE OWNED                                                (35,835)       404,307
           Operating expenses of real estate owned                    (11,383)       (39,508)
           Gain on sale of real estate owned                           21,317         20,207
                                                                  -----------    -----------

NET INCOME (LOSS)                                                 $   (25,901)   $   385,006
                                                                  ===========    ===========

                                   See Note 10

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the years ended December, 31, 2002 and 2001

                                                                                    2002            2001
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                    $    (25,901)   $    385,006
         Adjustments to reconcile net income (loss) to cash
             provided by operating activities
               Gain on real estate owned                                           (21,317)        (20,207)
               Provision for loan losses                                           192,576         252,331
               Decrease (increase) in accounts receivable                           83,032        (121,518)
               Decrease (increase) in other assets                                  12,649         (22,597)
               (Decrease) increase in other liabilities                           (112,376)          9,694
                Decrease) increase in due to affiliates                               (190)          9,757
                                                                               -----------     -----------
                   Net cash provided by operating activities                       128,473         492,466

CASH FLOWS FROM INVESTING ACTIVITIES
               Investment in mortgage notes receivable                         (16,436,099)    (25,720,690)
               Repayment of mortgage notes receivable                            2,572,728       2,400,395
               Sale of mortgage notes to third parties                           1,902,612       4,003,556
               Sale of mortgage notes to related parties                        14,195,708      15,500,173
               Purchase of real estate owned from Trust                           (698,350)           --
               Investment in affiliate                                                --            (5,000)
               Proceeds from sale of real estate owned                             824,310         308,403
                                                                               -----------     -----------
                   Net cash provided by (used in) investing activities           2,360,909      (3,513,163)

CASH FLOWS FROM FINANCING ACTIVITIES
               Net proceeds from (payments to) warehouse lines of credit        (1,745,052)      2,457,391
               Net proceeds from (payments to) related party line of credit       (834,468)        715,469
               Repayment of mortgage note
                                                                                      --          (394,434)
                                                                               -----------     -----------
                   Net cash provided by (used in) financing activities          (2,579,520)      2,778,426

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (90,138)       (242,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     338,146         580,417
                                                                               -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $    248,008    $    338,146
                                                                              ============    ============

                                   See Note 10

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

10. Investment in affiliates (continued)
     ------------------------------------

     The following are selected footnote disclosures from CAFC's financial statements:

     Basis of presentation
     ---------------------

                  The accounting and financial reporting policies of CAFC conform to accounting principles generally accepted in the United States of America and with the policies adopted by the Trust. CAFC's selected financial information has been prepared on the accrual basis of accounting and consistent with the periods reported by the Trust.

     Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and amounts due from borrowers for items such as property taxes, insurance, and interest on a first deed mortgage that were paid by CAFC on behalf of the property securing the mortgage notes. As of December 31, 2002 and December 31, 2001, amounts due from borrowers were $81,229 and $164,261, respectively.

     Mortgage notes receivable
     -------------------------

     Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     A reconciliation of the mortgage notes receivable for the years ended December 31, 2002 and 2001 follows:

                                     2002           2001
                                     ----           ----

  Balance, beginning of year   $  8,631,751    $  4,845,117
  Additions during period:
     Originations                16,436,099      25,720,690
     Transfers from Trust            44,362          77,595
  Deductions during period:
     Repayments                  (2,572,728)     (2,400,395)
     Sales                      (16,098,320)    (19,503,729)
     Foreclosures                  (271,499)            ---
     Write-offs                     (77,571)       (107,527)
                                    -------        --------

Balance, end of year           $  6,092,094    $  8,631,751
                               ============    ============

     Some of the mortgage loans originated and purchased by CAFC are held for sale to the Trust. The remaining originations and purchases are designated for sale to independent third parties. The Trust's purchase price is the mortgage loans outstanding balance (par value) plus any accrued interest. Loans designated for sale to a third party are pre-approved for purchase by the third party,

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

10.  Investment in affiliates (continued)
     ------------------------------------

     before the loan is acquired by CAFC. Sales to third parties are usually greater than CAFC's total purchase price.

     Loan loss reserve
     -----------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $225,000 and $118,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2002 and 2001, respectively. CAFC's actual losses may differ from the estimate.

     Activity in the loan loss reserve for the years ended December 31, 2002 and 2001 follows:

                                                     2002            2001
                                                     ----            ----

       Balance, beginning of year                $  118,000       $   78,000
       Provision for loan loss                      192,576          252,331
       Write-off of uncollectible loans
        and write-down of real estate owned         (85,576)        (212,331)
                                                    -------         --------

       Balance, end of year                      $  225,000       $  118,000
                                                 ==========       ==========


     Real estate owned
     -----------------

     As of January 1, 2001, CAFC held five properties with a value of $960,000. In 2001, two properties were sold for a gain of $20,207, two properties were written off and one property was written down for a total of $155,458. Net proceeds from the sales were $308,403. Costs incurred by holding the properties were $39,508. As of December 31, 2001 CAFC held one property with a value of $567,000. During 2002, CAFC sold two properties for a gain of $21,317, two properties were acquired by foreclosure and three properties were purchased from the Trust for $1,648,760. Net proceeds from the sales were $824,310. As of December 31, 2002, CAFC held four properties with a value of $1,676,261.

     A reconciliation of real estate owned for the years ended December 31, 2002 and 2001 follows:

                                                          2002           2001
                                                          ----           ----

     Balance, beginning of year                      $   567,000     $  960,000
     Properties purchased                              1,648,760            ---
     Foreclosures                                        271,499            ---
     Capital costs of real estate owned                      ---         50,654
     Real estate sold                                   (802,993)      (288,196)
     Property written down                                (8,005)      (155,458)
                                                          ------       --------

     Balance, end of year                            $ 1,676,261     $  567,000
                                                     ===========     ==========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

10. Investment in affiliates (continued)
     ------------------------------------

     Warehousing facilities
     ----------------------

     As of December 31, 2002 and 2001, CAFC had borrowed $3,382,940 and $4,217,408, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of December 31, 2002 and 2001 the interest rate was 6.0% and 7.0%, respectively. CAFC's 2002 and 2001 interest expense totaled $216,167 and $447,246, respectively, of which 5,449 and $740 was outstanding as of December 31 2002 and 2001, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2002, CAFC had borrowed $2,054,560 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. As of December 31, 2002 and 2001, the Prime rate was 4.25% and 4.75%, respectively. Interest is payable monthly with $5,952 accrued and payable as of December 31, 2002. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2002, CAFC had borrowed $406,083 from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly with accrued interest of $3,762 as of December 31, 2002. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. The Trust has guaranteed the repayment of both principal and interest. The facility matures October 2003.

     As of December 31, 2001, the Company had borrowed $4,205,695 of funds under a warehouse line of credit. The Company receives advances under the agreement, up to a maximum of $5,000,000, with the mortgage loans pledged as collateral against the advances received and with a permissible warehouse period of ninety (90) days. Interest is at LIBOR (London Interbank Offered Rate for U.S. dollar deposits) plus 1.50% (3.46% at December 31, 2001) during the permissible warehouse period and is payable monthly. Interest on loans that are held for more than 90 days is LIBOR plus 3.00% (4.96% at December 31, 2001). The facility matured on March 31, 2002 and was repaid.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.


     Related party transactions
     --------------------------

     The Manager earns an administration fee equal to 25 basis points on home loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. CAFC expensed $44,474 and $66,822 for these costs in 2002 and 2001, respectively.

     CAFC received an advance of $3,382,940 and $4,217,408 under a warehouse line of credit from the Trust, as of December 31, 2002 and 2001, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of December 31, 2002 and 2001 was 6.0% and 7.0%, respectively. CAFC expensed interest of $216,167 and $447,246 in 2002 and 2001, respectively. The facility is cancelable by either party upon 30 days written notice.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

10. Investment in affiliates (continued)
     ------------------------------------

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of December 31, 2002 and 2001, CAFC had a payable of $12,093 and $12,283, respectively, to the Manager. This account is shown on the balance sheet as Due to affiliates. No interest is charged on these accounts.

     CAFC sold $14,195,708 and $15,500,173 in loans to the Trust in 2002 and 2001, respectively, at par value.

     CAFC paid $5,000 in 2001 for an option to purchase Sierra Capital Corporate Advisors (SCCA), a related entity.


11.  Notes payable
     -------------

     As of December 31, 2002 and 2001, the Trust had borrowed $6,999,102 and $6,964,300, respectively, under a line of credit term facility. The Trust receives advances under the agreement up to a maximum of $7,000,000, with specific mortgage notes receivable pledged as collateral against the advances. During 2002, the Trust secured a 21-month extension of the maturity date of this existing $7,000,000 term credit facility through June 30, 2004. As part of the borrowing, the lender also agreed to provide the Trust with up to an additional $3,000,000 credit facility to allow the Trust to "bulge" its aggregate borrowings to $10,000,000 during the facility's term. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at December 31, 2002 and 2001 was 1.31% and 1.96%, respectively) plus 2.00% and is payable monthly.

     As of December 31, 2002 and 2001, the Trust had borrowed $3,840,000 and $2,250,000, respectively, under a second warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $4,000,000 during 2002 and $2,250,000 during 2001, with specific mortgage notes receivable pledged as collateral against the advances. Annual interest is the applicable prime rate (4.25% and 4.75% as of December 31, 2002 and 2001, respectively) plus 0.50% and is payable monthly. During the first quarter of 2002 the maximum advance was increased to $4,000,000 and the maturity date was extended to April 30, 2003.

     The above warehouse lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

     The Trust financed a portion of its treasury stock repurchases in 2002 and 2001 by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at the broker call rate (3.25% and 3.50% as of December 31, 2002 and 2001, respectively) plus 1.50%. Margin debt is callable at the discretion of the investment bank. As of December 31, 2002 and 2001, the Trust owed $133,248 and $398,991, respectively, in margin debt.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC. The management fee paid by the Trust to the Manager was $247,017 and $219,046, for the years ended December 31, 2002 and 2001, respectively.

     The Manager also earns a REO management fee for managing and servicing the properties that the Trust and CAFC have obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property held by the Trust and CAFC. The Trust paid the Manager $17,500 and $22,500 in REO management fees in 2002 and 2001, respectively.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S.
     Treasury Rate after the preferred dividend has been paid. The incentive compensation for 2002 and 2001 was $23,602 and $26,684, respectively. Incentive compensation awards are reported as part of the management fees.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2002 the Trust capitalized 47.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 52.5% of the fee is expensed as the portion attributed for servicing. During 2001 the Trust capitalized 55% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 45% of the fee was expensed as the portion attributed for servicing.

     For the years ended December 31, 2002 and 2001, the Trust paid loan origination and servicing fees of $488,307 and $428,185, respectively. In 2002 and 2001, the Trust expensed $256,361 and $192,683, respectively, as servicing fees and $195,277 and $205,240, respectively, as amortization of loan origination costs. As of December 31, 2002 and 2001, the Trust capitalized $231,946 and $235,502 of loan origination fees, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2002, the Trust had a receivable of $12,093 from CAFC, a receivable of $117,665 from the Manager and a payable to CRF of $2,719. As of December 31, 2001, the Trust had a receivable of $740 from CAFC, a receivable of $150 from Sierra Capital

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

12. Related party transactions (continued)
    --------------------------------------

     Corporate Advisors and a payable of $127,874 to the Manager. No interest is charged on these inter-company accounts.

     As described in Note 6, as of December 31, 2002, the Trust advanced $3,382,940 under lines of credit to affiliates and during the year earned interest of $216,167 on such financing. As of December 31, 2001, the Trust advanced $4,217,408 under lines of credit to affiliates and during the year earned interest of $510,235 on such financing.


13. Preferred, common and treasury stock
     ------------------------------------

     The Preferred Shareholders are entitled to a dividend preference in an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b) 1.50 % over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors. The preferred dividend preference is non-cumulative.

     After declaring dividends for a given year to the Preferred Shareholders in the amount of the dividend preference, no further dividends may be declared on the Preferred Shares for the subject year, until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year. Any additional dividends generally will be allocated such that the amounts of dividends per share to the Preferred Shareholders and Common Shareholders for the subject year are equal. The Preferred Shareholder's additional dividends, if any, are non-cumulative.

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

     The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common and/or Preferred Shares or the exercise of warrants and/or options and to prohibit the transfer of shares to persons that would result in a violation of the Trust's shareholding requirements. The Bylaws

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

13. Preferred, common and treasury stock (continued)
     ------------------------------------------------

     provide that only with the explicit approval of the Trust's Board of Directors may a shareholder own more than 9.8% of the total outstanding shares.

     On March 7, 2000, the Board of Directors authorized the Trust to purchase up to $250,000 of the Trust's Common Stock as Treasury Stock. On December 21, 2000, the authorized repurchase ceiling was increased to $400,000. On June 19, 2001 the repurchase authorization was increased to $550,000 and on March 13, 2002 the repurchase authorization was increased to $695,000. Separately, in a private transaction the Board of Directors authorized the purchase of 47,500 Common Shares at $13.50. This transaction closed on September 3, 2001.

     During 2002 the Trust's cumulative Common Stock purchases reached 97,966. Exercised Common Stock options reduced the treasury's Common Stock balance to 71,017 shares.

     On November 17, 2000, the Trust duly approved (subject to satisfaction of miscellaneous filing requirements) a one share for each three shares (1 for
     3) reverse stock split of its Common and Preferred Shares which became effective at the close of business on May 11, 2001. Upon effectiveness of the reverse split, one (1) new Common Share and one (1) new Series "A" Preferred Share was exchanged for each three (3) outstanding Common and Preferred Share, respectively, and there were approximately 495,161 issued and outstanding Common Shares and approximately 213,819 issued and outstanding Preferred Shares. As a result, the December 31, 2000 Common Share treasury balance became 27,160 post-split shares and the December 31, 2000 Preferred Share treasury balance became 3,176 post-split shares, each with $.01 par value. On May 14, 2001, the commencement of post-split trading, the price of a Common Share on the American Stock Exchange was increased to three (3) times the closing price of such shares on May 11, 2001 and the Adjusted Net Capital Contribution attributable to each Series "A" Preferred Share was increased to approximately $26.51 per share, three
     (3) times the existing Adjusted Net Capital Contribution of each such Preferred Share (approximately $8.83) as of March 31, 2001. The authorized capital of the Trust remained unchanged with 5,000,000 Common Shares and 675,000 Series "A" Preferred Shares authorized. In 2002, the Trust reduced the number of Preferred shares authorized to 430,000.

14.  Common stock options
     --------------------

     The 1998 Incentive Stock Option Plan ("Plan") adopted by the Board of Directors and approved by stockholders, provided non-qualified Common Stock options for the purchase of 247,500 Common Shares of the Trust. Officers and employees of the Manager, and Directors of the board are the eligible recipients of the options. The options have a term of 10 years with a first exercise date generally two (2) to six (6) months after the date of the grant. Under the terms of the Plan, the exercise price of each option will not be less than 100% of the Common Shares closing stock price on the date of grant.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

14.  Common stock options (continued)
     --------------------------------

     The activity in the Plan for the years ended December 31, 2002 and December 31, 2001 are as follows:


                                                                Weighted average
                                                 Options         exercise price
                                                 -------         --------------
      Outstanding at January 1, 2001             178,625             $10.74
                     Granted                      68,875               9.06
                     Exercised                   (6,000)               9.00
                     Forfeited                       ---                ---
                                                --------           --------
      Outstanding at December 31, 2001           241,500              10.30
                     Granted                         ---                ---
                     Exercised                  (20,949)               9.55
                     Forfeited                       ---                ---
                                                --------           --------
      Outstanding at December 31, 2002           220,551             $10.37
                                                 =======             ======
      Outstanding options exercisable as of
                    January 1, 2001              178,625            $ 10.74
                    December 31, 2001            241,500              10.30
                    December 31, 2002            220,551              10.37


     All the Plan's stock options have been granted. The remaining unexercised stock options are 100% vested. The weighted-average fair value, calculated from the Black-Scholes stock option valuation model, of all options granted during 2001 was $0.28 per share.

     The following table summarizes information with respect to stock options outstanding at December 31, 2002:

                                            Options outstanding
                            ----------------------------------------------------
Range of exercise prices    Number of shares  Weighted-average      Weighted-
                                                 remaining
                                              contractual life  average exercise
                                                  (years)             price
                            ----------------  ----------------  ----------------

   $9.00 - $9.06                 154,176             6.52           $  9.02
   $13.50                         68,375             5.25             13.50
                                 -------             ----            ------
                                 222,551             6.13           $ 10.37
                                 =======             ====           =======

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

14.  Common stock options (continued)
     --------------------------------

     The fair value of the Trust's stock-based awards to employees was estimated assuming the following weighted-average assumptions:

                                                   2002               2001
                                                   ----               ----

     Expected life (in years)                      ---               10.00
     Expected volatility                           ---                0.401
     Risk free interest rate                       ---                4.38%
     Expected dividends                            ---               13.7%

     The Trust accounts for stock options under APB No. 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS No. 123, is presented below for the years ended December 31, 2002 and 2001:

                                                        2002            2001
                                                        ----            ----

  Net income available to common stock                $ 758,059      $ 644,291
  Less: Stock based expense using the fair
      value method                                          ---        (19,285)
                                                      ---------      ---------
  Pro forma net income available to common stock      $ 758,059      $ 625,006
                                                      =========      =========

  Net income per common share:
  Basic:
      As reported                                         $1.81          $1.46
      Pro forma                                           $1.81          $1.41

  Diluted:
      As reported                                         $1.50          $1.05
      Pro forma                                           $1.50          $1.02

     Since no options were issued or vested during 2002, the reported operating results are identical to the pro forma amounts.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

15. Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2002 and 2001:


    Numerator:                                         2002             2001
                                                       ----             ----
    Net income                                     $ 1,108,264     $ 1,142,898
    Preferred dividends attributable
         to income                                    (350,205)       (498,607)
                                                      --------        --------
    Numerator for basic and diluted
         Earnings per share-income
    available to common stockholders               $   758,059     $   644,291
                                                   ===========     ===========
    Denominator:
         Basic weighted average shares                 418,923         442,371
         (adjusted for 2001's 1-for-3
         reverse stock split)
         Dilutive effect of options                     86,627         172,625
                                                        ------         -------
         Diluted weighted average shares               505,550         614,996
                                                   ===========     ===========
    Basic earnings    per common share             $      1.81     $      1.46
                                                   ===========     ===========
    Diluted earnings  per common share             $      1.50     $      1.05
                                                   ===========     ===========




                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                        CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                         Notes to Financial Statements
                 For the years ended December 31, 2002 and 2001

16.  Selected quarterly financial data (unaudited)
     ---------------------------------------------

     Selected quarterly financial data are present below by quarter for the years ended December 31, 2002 and 2001:

                                                             For the year ended December 31, 2002
                                                             ------------------------------------

                                               Total             4th Qtr      3rd Qtr       2nd Qtr        1st Qtr
                                               -----             -------      -------       -------        -------
Revenue before gain (loss) from
    affiliate                               $2,891,895          $718,115      $709,106     $724,248       $740,426
Equity in gain (loss) of affiliate            (25,642)             9,278      (69,998)       34,026          1,052
                                              -------              -----      -------        ------          -----
Total revenue                                2,866,253           727,393       639,108      758,274        741,478
Net income                                   1,108,264           283,014       208,685      309,586        306,979
Preferred dividends                            350,205            87,257        87,257       87,269         88,422
                                               -------            ------        ------       ------         ------
Net income applicable
    to common stock                           $758,059          $195,757      $121,428     $222,317       $218,557
                                              ========          ========      ========     ========       ========
Basic earnings per share                         $1.81             $0.47         $0.29        $0.53          $0.53
Diluted earnings per share                       $1.50             $0.39         $0.23        $0.43          $0.42

                                                           For the year ended December 31, 2001
                                                           ------------------------------------

                                                 Total            4th Qtr       3rd Qtr       2nd Qtr       1st Qtr
                                                 -----            -------       -------       -------       -------
Revenue before gain (loss) from
    affiliate                                 $2,477,024         $681,343      $693,770      $545,312      $556,599
Equity in gain (loss) of affiliate               381,155           49,908       135,872       126,872        68,503
                                                 -------           ------       -------       -------        ------
Total revenue                                  2,858,179          731,251       829,642       672,184       625,102
Net income                                     1,142,898          300,765       325,662       251,980       264,491
Preferred dividends                              498,607          104,709       116,364       133,362       144,172
                                                 -------          -------       -------       -------       -------
Net income applicable
    to common stock                             $644,291         $196,056      $209,298      $118,618      $120,319
                                                ========         ========      ========      ========      ========
Basic earnings per share                           $1.46            $0.48         $0.43         $0.26         $0.26
Diluted earnings per share                         $1.05            $0.33         $0.26         $0.23         $0.25

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

Richard J. Wrensen, 47; Executive Vice-President, Director and Chief Financial Officer (1)

         .Class III Director since 2000; current term expires 2002; Executive Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra Capital Companies and its affiliates) (1997 to date); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. (real estate syndication and management (1981 to
1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

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

ITEM 11. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information.

                                Number of securities    Weighted-average     Number of securities
                                  to be issued upon     exercise price of     remaining available
                                     exercise of           outstanding        for future issuance
                                outstanding options,    options, warrants        under equity
                                warrants and right *       and rights         compensation plans
                                                                             (excluding securities
                                                                              reflected in column
                                                                                    (a)) *
                                ---------------------- -------------------- ------------------------
                                       Column                Column                 Column
                                         (a)                   (b)                    (c)
  Equity compensation plans            220,551               $10.37                    0
 approved by security holders

Equity compensation plans not             0                    N/A                     0
 approved by security holders

            Total                      220,551               $10.37                    0

         * Reflects status of Plan as of December 31, 2002.


(b) Security Ownership of Certain Non-Management or Non-Affiliate
         -------------------------------------------------------------
         Beneficial Owners
         -----------------

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of March 15, 2003 by each Non-Management or Non-Affiliated Beneficial Owner:

                              Number of Shares         Percentage of Shares
                                    of  Stock                of Stock
                              Beneficially Owned        Beneficially Owned
                              ------------------        ------------------

Name of Beneficial Owner     Common       Preferred    Common       Preferred
------------------------     ------       ---------    ------       ---------

Thomas Morford (1)......         0         16,334           0          7.7%

----------

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

                                         Number of Shares              Percentage of Shares
                                               of  Stock                     of Stock
                                         Beneficially Owned             Beneficially Owned
                                         ------------------             ------------------

 Name of Beneficial Owner              Common        Preferred         Common       Preferred
 ------------------------              ------        ---------         ------       ---------

 Thomas B. Swartz (1)(4) . . . . . . .        0      1,335                 0             *
 Dennis R. Konczal (2)(4) . . . . . . .  18,332        984              4.3%             *
 Richard J. Wrensen (3)(4) . . . . . .   55,170      1,555             13.0%             *
 Linda St. John (5) . . . . . . . . . .   3,750          0                 *             0
 William W. Aubrey II (6) . . . . . . .   2,500          0                 *             0
 Stanley C. Brooks (7) . . . . . . . .        0          0                 0             0
 Harvey Blomberg (8) . . . . . . . . .        0          0                 0             0
 Donald R. Looper . . . . . . . . . . .       0          0                 0             0
 Jennifer S. Austin. . . . . . . . . .        0          0                 0             0
 All directors and executive officers
 as a group (9 persons) (9) . . . . . . 105,370      7,535               24.8%          3.6%


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


(d) Changes in Control. None
         -------------------

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

                                             Capital Alliance Income Trust, Ltd.
Dated: April 15, 2003                        A Real Estate Investment Trust

By: /s/Richard J. Wrensen                    By: /s/ Thomas B. Swartz
-------------------------                    ------------------------
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


/s/ Thomas B. Swartz                                  Dated: April 15, 2003
--------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard J. Wrensen                                Dated: April 15, 2003
----------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


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


/s/ Harvey Blomberg                                   Dated: April 15, 2003
-------------------
Harvey Blomberg
Director


/s/ Donald R. Looper                                  Dated:  April 15, 2003
--------------------
Donald R. Looper
Director

                                  CERTIFICATION

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: April 15, 2003
                                         /s/ Thomas B. Swartz
                                         --------------------
                                         Thomas B. Swartz
                                         Chairman and Chief Executive Officer


                                         /s/ Richard J. Wrensen
                                         ----------------------
                                         Richard J. Wrensen
                                         Executive Vice President and
                                         Chief Financial Officer and


                                         /s/ Dennis R. Konczal
                                         ---------------------
                                         Dennis R. Konczal
                                         President and Chief Operating Officer

                                  CERTIFICATION
              OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                         PERIOD ENDING DECEMBER 31, 2002


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