Form 10QSB
period 2003-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2003-05-16
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

    (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

                        Commission File Number: 333-11625

                               ------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
        -----------------------------------------------------------------


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

                               Yes  X          No
                                     ---           ---

As of May 2, 2003, the registrant's common shares closed at $17.45 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $5,671,250. At that date approximately 325,000 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                TABLE OF CONTENTS



PART I

     ITEM 1     FINANCIAL STATEMENTS                                         3-5

                NOTES TO FINANCIAL STATEMENTS                               6-22

     ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS                       23-28

     ITEM 3     CONTROLS AND PROCEDURES                                       29

PART II

     OTHER INFORMATION                                                     29-31

     SIGNATURES                                                               31

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                         32

     CERTIFICATION OF FORM 10-QSB                                          33-34

     EXHIBITS                                                              35-38








                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                  [Pages 3-5]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                                            (Unaudited)     (Audited)
                                                                                             March 31,     December 31,
                                                                                               2003            2002
                                                                                               ----            ----
ASSETS

Cash and cash equivalents                                                                 $  1,066,176    $    494,443
Restricted cash                                                                                242,754         519,321
Marketable securities                                                                            8,514           8,215
Accounts receivable                                                                            508,347         489,946
Other Assets, net                                                                               67,106           7,453
Due from affiliates                                                                             77,261         129,758
Notes receivable:
   Warehousing facilities to related parties                                                 3,549,442       3,382,940
   Mortgage notes receivable                                                                19,502,755      19,906,391
   Allowance for loan losses                                                                  (330,000)       (310,000)
                                                                                          ------------    ------------
      Net notes receivable                                                                  22,722,197      22,979,331
Real estate owned                                                                                 --              --
Investments in affiliates                                                                    1,054,410       1,080,930
Origination costs (net)                                                                        274,946         264,060
                                                                                          ------------    ------------

Total assets                                                                              $ 26,021,711    $ 25,973,457
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
     Mortgage note holdbacks                                                              $    242,754    $    519,321
     Loans payable                                                                          11,508,049      10,972,350
     Due to affiliate                                                                              667           2,719
     Other liabilities                                                                         234,522         219,011
                                                                                          ------------    ------------
Total liabilities                                                                           11,985,992      11,713,401
                                                                                          ------------    ------------
Stockholders' Equity
    Preferred stock, $.01 par value; 430,000 shares authorized;                                  2,138           2,138
          213,820 shares issued and outstanding at March 31, 2003 and December 31, 2002;
    Additional paid in capital - preferred stock                                             5,669,123       5,669,123
     Less treasury stock: 3,176 preferred shares
          at March 31, 2003 and December 31, 2002, respectively                                (86,944)        (86,944)
    Common stock, $.01 par value; 1,700,000 shares authorized;                                   4,952           4,952
          495,161 shares issued and outstanding at March 31, 2003 and December 31, 2002;
    Additional paid in capital - common stock                                                9,370,895       9,370,895
    Less treasury stock: 71,942 and 71,017 common shares at
    March 31, 2003 and December 31, 2002, respectively                                      (1,205,441)       (962,662)
    Accumulated other comprehensive income                                                      (1,425)         (1,723)
    Retained earnings                                                                          282,421         264,277
                                                                                          ------------    ------------

Total stockholders' equity                                                                  14,035,719      14,260,056
                                                                                          ------------    ------------

Total liabilities and stockholders' equity                                                $ 26,021,711    $ 25,973,457
                                                                                          ============    ============

                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         2003         2002
                                                         ----         ----
REVENUES
     Interest income                                  $ 692,578    $ 675,611
     Interest income from affiliates                     30,656       59,205
     Equity in gain (loss) of affiliate                 (24,179)       1,052
     Other income                                         1,578        5,610
                                                      ---------    ---------
         Total revenues                                 700,633      741,478
                                                      ---------    ---------

EXPENSES
     Loan servicing fees to related parties             111,114      128,000
     Management fees to related parties                  87,954       65,000
     Interest expense on loans                          107,828      105,500
     Interest expense on loans from related parties         958        6,858
     Provision for loan losses                           20,000       23,000
     Taxes                                                3,000       12,000
     Amortization                                        13,275       11,167
     General and administrative                          62,356       75,021
                                                      ---------    ---------
           Total expenses                               406,485      426,546
                                                      ---------    ---------

INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED                                            294,148      314,932
                                                      ---------    ---------
     Operating expenses of real estate owned               --         (1,426)
     (Loss) on real estate owned                           --         (6,527)
                                                      ---------    ---------

NET INCOME                                            $ 294,148    $ 306,979
                                                      =========    =========

PREFERRED DIVIDENDS                                   $  80,281    $  88,422
                                                      ---------    ---------

NET INCOME AVAILABLE TO COMMON                        $ 213,867    $ 218,557
                                                      =========    =========

BASIC EARNINGS PER
     COMMON SHARE                                     $    0.50    $    0.53

DILUTED EARNINGS PER
     COMMON SHARE                                     $    0.43    $    0.42

DIVIDENDS PAID PER
     PREFERRED SHARE                                  $    0.38    $    0.42

DIVIDENDS PAID PER
     COMMON SHARE                                     $    0.45    $    0.30

WEIGHTED AVERAGE COMMON
     SHARES - BASIC                                     425,209      410,705

WEIGHTED AVERAGE COMMON
     SHARES - DILUTED                                   493,244      521,132

                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                          2003          2002
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                     $   294,148    $   306,979
      Adjustments to reconcile net income to cash:
        Provision for loan losses                                         13,275         11,167
        Amortization                                                      20,000         23,000
        Loss on real estate owned                                           --            6,527
        Equity in (gain) loss of affiliate                                24,179         (1,052)
        (Increase) decrease in accounts receivable                       (18,401)       (84,183)
        (Increase) decrease in other assets                              (70,585)       (33,775)
            (adjusted for: amortization and capitalized loan fees)
        Increase (decrease) in due to / due from affiliates               50,445       (197,122)
        Increase (decrease) in other liabilities                          15,511          5,236
                                                                     -----------    -----------
          Net cash provided by operating activities                      328,572         36,777

CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in marketable securities                                   --          (10,436)
      Increase in origination costs                                      (10,886)          --
      (Increase) Decrease in warehousing facilities                     (166,502)       559,727
      Investments in mortgage notes receivable                        (3,022,572)    (3,614,242)
      Repayments of mortgage notes receivable                          3,426,208      2,273,601
                                                                     -----------    -----------
        Net cash provided (used) in investing                            226,248       (791,350)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                           535,699      1,462,926
      Loan fees paid                                                        --          (19,500)
      Purchase of treasury stock                                        (253,969)       (11,840)
      Sale of treasury stock                                              11,190         65,241
      Preferred dividends paid                                           (80,281)       (88,422)
      Common dividends paid                                             (195,726)      (122,821)
                                                                     -----------    -----------
        Net cash provided by financing activities                         16,913      1,285,584

NET INCREASE IN CASH AND CASH EQUIVALENTS                                571,733        531,011
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         494,443        441,909
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,066,176    $   972,920
                                                                     ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Cash paid for interest                                         $   106,562    $   112,358
      Cash paid for taxes                                            $     3,996    $       800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Transfer/sale of mortgage notes receivable to CAFC             $      --      $      --

                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                 As of March 31, 2003 and December 31, 2002 and
               For the three months ended March 31, 2003 and 2002
                                  (Unaudited)

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

     The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral. The investment in CAFC is reported in "Investment in affiliate" on the Trust's balance sheets and in "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's audited balance sheets and statements of operations are summarized in Note 10. References herein to the "Company" refer to the Trust and CAFC, collectively

     Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's and CAFC's loans.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     Basis of presentation. The financial information presented has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 filed pursuant to 15d-2 on Form 10-KSB with the Securities and Exchange Commission.

     The unaudited interim financial statements for the three months ended March 31, 2003 and 2002 represent the financial statements of the Company.

     Basis of accounting. The Company prepares its financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America. The Trust's year-end for tax and financial reporting purposes is December 31.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Company deposits cash in financial institutions

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------

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

     Concentration of credit risk. The Company holds numerous mortgage notes receivable. These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area.

     Allowance for losses. Management reviews its loan loss provision periodically and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company's actual losses may differ from the estimate. Accounts receivable deemed uncollectible are written off. The Company does not accrue interest income on impaired loans.

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

     Impairment policy. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
     144), was adopted by the Company effective January 1, 2002. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", institutes one accounting model for long-lived assets to be disposed of based on the framework established by SFAS No. 144, which requires that long-lived assets to be disposed of be measured at the lower of

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------
     carrying amount or fair market value less cost to sell. The adoption of the statement did not have a significant impact on the Company's financial condition or results of operation.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements. For the three-month period ended March 31, 2003 and 2002, the dividends paid per Preferred Share and Common are allocated 100% as ordinary income.

     State taxes. The state of Delaware imposes a tax on the capitalization of the Trust. Each year, the Trust also incurs a franchise tax to the state of California.

     Stock options. Statement of Financial Accounting Standards No. 148 (SFAS No. 148) "Accounting for Stock-Based Compensation - - Transition and Disclosure" was issued in December of 2002. This Statement amends Statement of Financial Accounting Standards No.123 (SFAS No. 123), "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     ------------
     interim financial statements about the method used on reported results. The alternative methods of transition of SFAS 148 follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for stock options to employees. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002. The Company follows APB 25 in accounting for stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes (Note 14).

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

     Reclassifications. Certain 2002 amounts may have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on reported net income or earnings per share.

     Recent accounting pronouncements. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operation of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity, will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns. The provisions of this interpretation became effective upon issuance. FIN 46 may require consolidation of CAFC into the Trust's financial statements commencing with the Trust's July 1, 2003 reporting period.

3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Company and its borrowers, a portion of the proceeds are held by the Company in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property.

4.   Marketable securities
     ---------------------

     Marketable securities consist of equity securities and are accounted for as available-for-sale securities. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

5.   Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers.

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of March 31, 2003 and December 31, 2002, the Trust advanced to the CAFC $3,549,442 and $3,382,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of March 31, 2003 and 2002 the applicable interest rate was 6.0% and 7.0%, respectively. During the three months ended March 31, 2003 and 2002, the Trust earned interest in the amount of $30,656 and $59,205, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of March 31, 2003 and December 31, 2002, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 during the three months ended March 31, 2003 and 2002, respectively. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of March 31, 2003 and December 31, 2002, the Trust had repaid all borrowings from CRF.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

7.   Mortgage notes receivable (continued)
     -------------------------------------

     A reconciliation of the Trust's mortgage notes receivable follows:

                                     Three months ended    Twelve months ended
                                       March 31, 2003       December 31, 2002
                                       --------------       -----------------

Balance, beginning of period           $ 19,906,391           $ 17,738,923
Additions during period:
    New mortgage loans                    3,022,572             14,195,708
Deductions during period:
    Collections of principal             (3,426,208)           (11,378,857)
    Foreclosures, net of reserve               --                 (540,021)
    Write off of uncollectible loans           --                  (65,000)
    Transfer to CAFC                           --                  (44,362)
                                       ------------           ------------
Balance, end of period                 $ 19,502,755           $ 19,906,391


8.   Allowance for losses
     --------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $330,000 and $310,000 allowance for losses are adequate to protect against potential losses inherent in all receivables as of March 31, 2003 and December 31, 2002, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                     Three months ended    Twelve months ended
                                       March 31, 2003       December 31, 2002
                                       --------------       -----------------

Balance, beginning of period            $  310,000             $  180,000
Provision for loan loss                     20,000                195,000
Write off of uncollectible loans               ---                (65,000)
                                        ----------             ----------
Balance, end of period                  $  330,000             $  310,000


9.   Real estate owned
     -----------------

     On January 1, 2002, the Trust owned two properties. During 2002 the Trust foreclosed on one property and sold three properties to CAFC for their estimated fair market value which resulted in a net loss of $29,527. As of March 31, 2003 and December 31, 2002, the Trust did not own any properties.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


9.   Real estate owned (continued)
     -----------------------------

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                        Three months ended   Twelve months ended
                                                          March 31, 2003      December 31, 2002
                                                          --------------      -----------------

Balance, beginning of period                                $     ---            $  234,527
Foreclosed mortgage notes, net of reserve (non-cash)              ---               506,567
Accrued interest capitalized (non-cash)                           ---                33,454
Gain (loss) on sale (non-cash)                                    ---               (29,527)
                                                            ---------            ----------
                                                                  ---               745,021
Less: Proceeds from sale of real estate owned (net of
closing costs of $0 in 2003 and 2002,
respectively)                                                     ---               745,021
                                                            ---------             ---------

Balance, end of period                                      $     ---             $     ---
                                                            =========             =========


10.  Investment in affiliates
     ------------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     On April 11, 1997 the Trust formed CAFC, a non-qualified REIT subsidiary, to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC under the equity method of accounting.

     During the three months ended March 31, 2003 and 2002, the Trust did not contribute any mortgage loans to CAFC. The transfer of mortgage notes receivable is a non-cash transaction that is not shown on statements of cash flows.



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                   As of March 31, 2003 and December 31, 2002


                                                        March 31,   December 31,
                                                          2003          2002
                                                          ----          ----

ASSETS
   Cash and cash equivalents                         $   236,432    $   248,008
   Restricted cash                                       700,314        412,624
   Accounts receivable                                   105,032         81,229
   Notes receivable:
       Mortgage notes receivable                       6,775,405      6,092,094
       Allowance for losses                             (240,000)      (225,000)
                                                     -----------    -----------
            Net notes receivable                       6,535,405      5,867,094
   Real estate owned                                   1,724,456      1,676,261
   Investment in affiliate                                 5,000          5,000
   Other assets                                           43,382         33,285
                                                     -----------    -----------
   Total assets                                      $ 9,350,021    $ 8,323,501
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
       Mortgage note holdbacks                       $   700,314    $   412,624
       Warehousing facilities                          3,170,782      2,460,643
       Warehousing facilities from related parties     3,549,442      3,382,940
       Due to affiliates                                  37,986         12,093
       Mortgage notes payable                            810,528        950,410
       Other liabilities                                  35,427         32,608
                                                     -----------    -----------
   Total liabilities                                   8,304,479      7,251,318
                                                     -----------    -----------

   Stockholders' Equity
      Preferred shares, no par value                        --             --
          2,000 shares authorized, issued and
          outstanding
      Common shares, no par value                           --             --
          1,000 shares authorized, issued and
          outstanding
      Additional paid in capital                       1,990,056      1,990,056
      Accumulated deficit                               (944,514)      (917,873)
                                                     -----------    -----------
   Total stockholders' equity                          1,045,542      1,072,183
                                                     -----------    -----------
   Total liabilities and stockholders' equity        $ 9,350,021    $ 8,323,501
                                                     ===========    ===========

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATION

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2003         2002
                                                                     ----         ----
REVENUES
           Interest income                                        $ 140,316    $ 209,444
           Loan origination income                                  177,657       96,730
           Service release premium                                    9,894        1,235
           Other income                                               1,050        2,430
                                                                  ---------    ---------
                      Total revenues                                328,917      308,839

EXPENSES

           Management fees to related party                          13,107        4,958
           Interest expense on warehousing facilities                40,153       27,822
           Interest expense on related party warehouse facility      30,656       59,205
           Loan origination costs                                    51,660       48,707
           Provision for loan losses                                 25,000        1,458
           Wages and salaries                                       132,621      124,227
           Taxes                                                        767        9,055
           General and administrative                                53,670       24,313
                                                                  ---------    ---------
                      Total expenses                                347,634      299,745
                                                                  ---------    ---------

INCOME BEFORE GAIN (LOSS) ON
     REAL ESTATE OWNED                                              (18,717)      10,094
           Operating expenses of real estate owned                   (5,706)      (9,031)
           Gain on sale of real estate owned                           --           --
                                                                  ---------    ---------

NET INCOME (LOSS)                                                 $ (24,423)   $   1,063
                                                                  ---------    ---------

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

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

     A reconciliation of the mortgage notes receivable follows:

                                     Three months ended      Twelve months ended
                                       March 31, 2003         December 31, 2002
                                       --------------         -----------------

Balance, beginning of period           $  6,092,094              $  8,631,751
Additions during period:
    Originations                          5,242,950                16,436,099
    Transfers from Trust                       --                      44,362
Deductions during period:
    Collections of principal                (11,092)               (2,572,728)
    Sales                                (4,548,547)              (16,098,320)
    Foreclosures, net of reserve               --                    (271,499)
    Write off of uncollectible loans           --                     (77,571)
                                        ------------             ------------
Balance, end of period                 $  6,775,405              $  6,092,094
                                       ============              ============


     Some of the mortgage loans originated and purchased by CAFC are held for sale to the Trust. The remaining originations and purchases are designated for sale to independent third parties. The Trust's purchase price is the mortgage loans outstanding balance (par value) plus any accrued interest.

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Loans designated for sale to a third party are pre-approved for purchase by the third party, before the loan is acquired by CAFC. Sales to third parties are usually greater than CAFC's total acquisition cost.

     Allowance for losses
     --------------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $240,000 and $225,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of March 31, 2003 and December 31, 2002, respectively. CAFC's actual losses may differ from the estimate.

     A reconciliation of the allowance for losses follows:

                                       Three months ended    Twelve months ended
                                         March 31, 2003       December 31, 2002
                                         --------------       -----------------

Balance, beginning of period              $ 225,000               $ 118,000
Provision for loan loss                      25,000                 192,576
Write off of uncollectible loans
    and write-down of real estate owned     (10,000)                (85,576)
                                          ---------               ---------
Balance, end of period                    $ 240,000               $ 225,000
                                          =========               =========


     Real estate owned
     -----------------

     As of January 1, 2002 CAFC held one property with a value of $567,000. During 2002, CAFC sold two properties for a gain of $21,317, two properties were acquired by foreclosure and three properties were purchased from the Trust for $1,648,760. Net proceeds from the sales were $824,310. As of December 31, 2002, CAFC held four properties with a value of $1,676,261.

     A reconciliation of real estate owned follows:

                                                    Three months ended     Twelve months ended
                                                      March 31, 2003        December 31, 2002
                                                      --------------        -----------------

Balance, beginning of period                           $ 1,676,261             $   567,000
Properties purchased                                          --                 1,648,760
Foreclosed mortgage notes, net of reserve (non-cash)          --                   271,499
Capital costs of real estate owned                          58,195                    --
Real estate sold                                              --                  (802,993)
Property written down                                      (10,000)                 (8,005)
                                                       -----------             -----------
Balance, end of period                                 $ 1,724,456             $ 1,676,261
                                                       ===========             ===========

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Warehousing facilities
     ----------------------

     As of March 31, 2003 and December 31, 2002, CAFC had borrowed $3,549,442 and $3,382,940, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of March 31, 2003 and December 31, 2002, the interest rate was 6.0%. For the three month period ended March 31, 2003 and 2002, CAFC's interest expense totaled $30,656 and $59,205, respectively, of which $18,052 and $20,849 was outstanding as of March 31, 2003 and 2002, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of March 31, 2003, CAFC had borrowed $2,956,731 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. As of March 31, 2003 and December 31, 2002, the Prime rate was 4.25%. Interest is payable monthly with $5,783 accrued and payable as of March 31, 2003. The facility is cancelable by either party upon 30 days written notice.

     As of March 31, 2003, CAFC had borrowed $214,051 from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly with accrued interest of $1,984 as of March 31, 2003. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. The Trust has guaranteed the repayment of both principal and interest. The facility matures October 2003.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions
     --------------------------

     The Manager earns an administration fee equal to 25 basis points on home loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. As of March 31, 2003 and 2002 CAFC has expensed $13,107 and $4,958, respectively.

     CAFC received an advance of $3,549,442 and $3,382,940 under a warehouse line of credit from the Trust, as of March 31, 2003 and December 31, 2002, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of March 31, 2003 and December 31, 2002 was 6.0%. CAFC expensed interest of $30,656 and $59,205 as of March 31, 2003 and 2002, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of March 31, 2003 and December 31, 2002, CAFC had a payable of $4,349 and $12,093, respectively, to the Manager. This account is shown on the balance sheet as Due to affiliates. No interest is charged on these accounts.

     During the first three months of 2003 CAFC sold $3,022,572 in loans to the Trust, at par value.

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

11.  Notes payable
     -------------

     As of March 31, 2003 and December 31, 2002, the Trust had borrowed $7,877,256 and $6,999,102, respectively, under a line of credit term facility, with specific mortgage notes receivable pledged as collateral against the advances. During 2002, the Trust secured a 21-month extension of the maturity date of this existing $7,000,000 term credit facility through June 30, 2004. As part of the borrowing, the lender also agreed to provide the Trust with up to an additional $3,000,000 credit facility to allow the Trust to "bulge" its aggregate borrowings to $10,000,000 during the facility's term. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at March 31, 2003 and December 31, 2002 was 1.31% and 1.31%, respectively) plus 2.00% and is payable monthly.

     As of March 31, 2003 and December 31, 2002, the Trust had borrowed $3,500,000 and $3,840,000, respectively, under a second warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $4,000,000, with specific mortgage notes receivable pledged as collateral against the advances. Annual interest is the applicable prime rate (4.25% as of March 31, 2003 and December 31, 2002) plus 0.50% and is payable monthly. The facility matures October 31, 2003.

     The above warehouse lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

     The Trust finances a portion of its treasury stock repurchases by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at the broker call rate (3.25% as of March 31, 2003 and December 31, 2002) plus 1.50%. Margin debt is callable at the discretion of the investment bank. As of March 31, 2003 and December 31, 2002, the Trust owed $130,793 and $133,248, respectively, in margin debt.

12.  Related party transactions
     --------------------------

     The Manager, which is owned by several of the directors and their affiliates, contracted with the Trust to provide management and advisory services and receives fees for these services from the Trust. The Manager is also entitled to reimbursement by the Company for direct expenses and administrative services at cost and for clerical and administrative services based on relative utilization of facilities and personnel.

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and the Company. The management fee paid by the Trust to the Manager was $61,000 and $58,017, for the three-month period ended March 31, 2003 and 2002, respectively.

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

12.  Related party transactions (continued)
     --------------------------------------

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $6,000 and $4,500 in REO management fees for the three-month period ended March 31, 2003 and 2002, respectively. Within the financial statements, REO management fee are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three-month period ended March 31, 2003 and 2002 was $20,954 and $2,483, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2003 the Trust capitalized 47.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 52.5% of the fee is expensed as the portion attributed for servicing. As of December 31, 2002 the Trust capitalized 47.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 52.5% of the fee was expensed as the portion attributed for servicing. For the three-month period ended March 31, 2003 and 2002, the Trust paid loan origination and servicing fees of $111,114 and $128,000, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of March 31, 2003, the Trust had a receivable of $15,584 from CAFC, a receivable of $61,677 from the Manager and a payable to CRF of $667. As of March 31, 2002, the Trust had a receivable of $20,849 from CAFC, a receivable of $52,200 from the Manager and a payable of $2,911 to Sierra Capital Companies. No interest is charged on these inter-company accounts.

     As described in Note 6, as of March 31, 2003 and December 31, 2002, the Trust advanced to the CAFC $3,549,442 and $3,382,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of March 31, 2003 and 2002 the applicable interest rate was 6.0% and 7.0%, respectively. During the three months ended March 31, 2003 and 2002, the Trust earned interest in the amount of $30,656 and $59,205, respectively, of which $18,052 and $20,849 was outstanding as of March 31, 2003 and 2002, respectively.

13.  Preferred, common and treasury stock
     ------------------------------------

     The Preferred Shareholders are entitled to a dividend preference in an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b) 1.50 % over the Prime Rate (determined on a not

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

13.  Preferred, common and treasury stock (continued)
     ------------------------------------------------

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

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

14.  Common stock options (continued)
     --------------------------------

     The activity in the Plan for the three months ended March 31, 2003 and the twelve months ended December 31, 2002 follows:

                                                      Weighted average
                                         Options       exercise price
                                         -------       --------------

Outstanding at January 1, 2002           241,500        $   10.30
               Granted                        --               --
               Exercised                 (20,949)            9.55
               Forfeited                      --               --
                                         -------        ---------
Outstanding at December 31, 2002         220,551        $   10.37
               Granted                        --               --
               Exercised                  29,801             9.07
                                         -------        ---------
               Forfeited                      --               --
Outstanding at March 31, 2003            190,750        $   10.72
                                         =======        =========
Outstanding options exercisable as of
               January 1, 2002           241,500        $   10.30
               December 31, 2002         220,551            10.37
               March 31, 2003            190,750            10.72

     As of January 1, 2002, all the Plan's stock options have been granted and the unexercised stock options are 100% vested. Therefore, the weighted-average fair value of all options granted during 2002 and 2003 is $0.00 per share.

     The following table summarizes information with respect to stock options outstanding at March 31, 2003:

                                           Options outstanding
                           -----------------------------------------------------
                                          Weighted-average
                                             remaining            Weighted-
                            Number of     contractual life     average exercise
Range of exercise prices     shares           (years)               price
                           -----------------------------------------------------



   $9.00 - $9.06             124,850           7.34              $  9.04
   $13.50                     65,900           6.00                13.50
                             -------           ----              -------
                             190,750           6.88              $ 10.72
                             =======           ====              =======

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                          Notes to Financial Statements
                                   (Unaudited)

14.  Common stock options (continued)
     --------------------------------

     The Trust accounts for stock options under APB No. 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS No. 123, is presented below for the three-month period ended March 31, 2003 and 2002:

                                                      2003          2002
                                                      ----          ----

Net income available to common stock             $   213,867   $   218,557
Less: Stock based expense
     using the fair value method                         ---           ---
                                                 -----------   -----------
Pro forma net income available to common stock   $   213,867   $   218,557
                                                 ===========   ===========

Net income per common share:
Basic:
     As reported                                 $      0.50   $      0.53
     Pro forma                                   $      0.50   $      0.53
Diluted:
     As reported                                 $      0.43   $      0.42
     Pro forma                                   $      0.43   $      0.42

     Since no options were granted or vested during 2002 or 2003, the reported operating results are identical to the pro forma amounts.

15.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three-month period ended March 31, 2003 and 2002:

                                                        2003         2002
                                                        ----         ----
Numerator:
Net income                                           $ 294,148    $ 306,979

Preferred dividends attributable to income             (80,281)     (88,422)
                                                     ---------    ---------
Numerator for basic and diluted Earnings per share
    income available to common stockholders          $ 213,867    $ 218,557
                                                     =========    =========
Denominator:
    Basic weighted average shares                      425,209      410,705
    Dilutive effect of options                          68,035      110,427
                                                     ---------    ---------
    Diluted weighted average shares                    493,244      521,132
                                                     =========    =========
Basic earnings per common share                      $    0.50    $    0.53
                                                     =========    =========
Diluted earnings per common share                    $    0.43    $    0.42
                                                     =========    =========

                                     PART I
                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the Trust") dated herein were prepared from the unaudited books and ledgers of the Trust.

Certain statements contained herein are not based on historical information and certain statements contained in future filings by the Trust with the SEC, in the Trust's press releases or in the Trust's public and stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Management's discussion and analysis of the results of operations for the three months ended March 31, 2003 and 2002 follows:

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

Allowance for losses. A provision for losses in based on management's evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonable assumed, considers among other matters, general economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, past loan loss experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance to absorb inherent losses. However, the recovery of all loan balances is susceptible to future market forces beyond the Company's control.

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of March 31, 2003 and December 31, 2002 and the Statement of Operations for the three months ended March 31, 2003 and 2002. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation commencing with the Trust's July 1, 2003 reporting period.

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

Commitments and Contingencies. As of March 31, 2003, the Trust's loan portfolio included 99 loans totaling $19,502,755 of which 17 loans totaling $2,903,807 representing 15% of the loan portfolio were delinquent over two months. Three of these delinquent loans totaling $586,262 were paid down and six of these delinquent loans, totaling $790,810 were brought current by May 1, 2003. After adjusting the March 31, 2003 delinquent balances for these payments, the delinquencies in excess of two months are eight loans totaling $1,536,735 or 8% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $330,000, if it is necessary to foreclose upon the mortgage loans.

As of March 31, 2002, the Trust's loan portfolio included 111 loans totaling $19,079,564 of which 14 loans totaling $2,496,361 representing 13% of the loan portfolio were delinquent over two months. Four of these delinquent loans totaling $624,505 were paid down and three delinquent loans totaling $512,150 were brought current by May 1, 2002. After adjusting the March 31, 2002 delinquent balances for these payments, the delinquencies in excess of two months are seven loans totaling $1,359,700 or 7% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $203,000, if it is necessary to foreclose upon the mortgage loans.

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2003 and March 31, 2002.

        Maximum Other
 Commercial Commitments (a)    Total Amounts
    as of March 31, 2003         Committed                 Amount of Commitment Expiration Per Period
---------------------------    -------------     -------------------------------------------------------------
                                                  Less than       1 - 3 years          4 - 5           After 5
                                                   1 year                              years            years

Lines of Credit (b)             $14,130,793      $4,130,793       $10,000,000            0                0
Standby Repurchase                  (c)               0                0                 0                0
Obligations
Guarantees (d)                      214,051        214,051             0                 0                0
Total Commercial Commitments    $14,344,844      $4,344,844       $10,000,000            0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. Actual amounts outstanding as of March 31, 2003 due in less than 1 year was $3,630,793 and due in 1-3 years was $7,877,256.

(c) The Company's mortgage conduit business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

(d)  The Trust's guarantee of CAFC's borrowings.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2003 and 2002. Revenues for the first quarter decreased to $700,633 as compared to $741,478 for the same period in the prior year. The decrease in revenue, during the first three months of 2003 was due to lower interest income earned from CAFC of $28,600 and a reduction in the Equity in gain/loss from CAFC of $25,231. CAIT's larger portfolio provided additional revenue of $16,967.

Expenses for the first quarter 2003 decreased to $406,485 as compared to $426,546 for the same period in the prior year. The decreased expenses during the first three months of 2003 were primarily due to reduced taxes of $9,000 and decreased general and administrative costs of $12,665.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Trust has lines of credit of $10,000,000 and $4,000,000 with two different lenders. Management believes that the cash flow from the payment of mortgage notes receivable, existing bank loan facilities, and additional lines of credit anticipated to be acquired during 2003 will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

Three months ended March 31, 2003 and 2002. As of January 1, 2003 and 2002, the Trust had $494,443 and $441,909 of cash and cash equivalents, respectively. During each three month period, cash and cash equivalents increased by $571,733 and $531,011, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2003 and 2002 were $1,066,176 and $972,920.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash provided by operating activities during the three months ended March 31, 2003 and 2002 was $328,572 and $36,777, respectively. During the first three months of 2003, Net Income provided $294,148, a net increase in due from affiliates provided $50,445 and an increase in accounts receivable used $18,401. During 2002, Net Income provided $306,979, an increase in accounts receivable used $84,183 and a net decrease in due to affiliates used $197,122.

Net cash provided by (used in) investing activities for the three months ended March 31, 2003 and 2002 was $226,248 and ($791,350), respectively. During the first three months of 2003 a net reduction in mortgage notes receivable provided $403,636 and an increase in warehousing facilities to related parties used $166,502. The net use of cash from investing activities in 2002 is primarily due to increased mortgage notes receivable which used $1,340,641 and partially offset by reduced affiliate warehouse borrowing which provided $559,727.

Net cash provided by financing activities during the three months ended March 31, 2003 and 2002 was $16,913 and $1,285,085, respectively. During the first three months of 2003 increased borrowings provided cash of $535,699, while dividends and treasury stock purchases reduced cash by $276,007 and $253,969, respectively. During 2002 cash was provided by increased borrowings of $1,462,926 and reduced by $211,243 for the payment of dividends and by $11,840 for the purchase of treasury stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the March 31, 2003 balance sheet of the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (30 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce first quarter 2003 GAAP income available to common shareholders by $330,000 or 113%.

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (30 months).

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

                            One Year - Historical
                    Interest Rate Adjustment in Basis Points
--------------------------------------------------------------------------------
  Borrowings         <200 bp>        <100 bp>          100 bp          200 bp
----------------- --------------- ---------------- --------------- -------------
  Net Income           15%              8%              <9%>           <20%>
     1Q-03
----------------- --------------- ---------------- --------------- -------------
  Net Income           12%              6%              <7%>           <14%>
     4Q-02
----------------- --------------- ---------------- --------------- -------------
  Net Income            8%              4%              <4%>            <8%>
     3Q-02
----------------- --------------- ---------------- --------------- -------------
  Net Income            8%              4%              <4%>            <8%>
     2Q-02
----------------- --------------- ---------------- --------------- -------------
  Net Income            8%              4%              <4%>            <8%>
     1Q-02
----------------- --------------- ---------------- --------------- -------------


                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                                     PART I
                                     ITEM 3.

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

ITEM 2  CHANGES IN SECURITIES

     During the first quarterly period ending March 31, 2003, the Trust purchased 15,300 common shares. Additionally, options for 29,801 common shares were exercised.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarterly period ended March 31, 2003.

ITEM 5  OTHER INFORMATION

     Press Release, Exhibit "A" attached hereto and incorporated herein, announcing 1st Quarter 2003 Common Share Dividend.

     Press Release, Exhibit "B" attached hereto and incorporated herein, announcing Extension of Major Credit Facility.

     Press Release, Exhibit "C" attached hereto and incorporated herein, announcing 2nd Quarter 2003 Common Share Dividend.

       Press Release, Exhibit "D" attached hereto and incorporated herein, dated May 15, 2003 announcing 1st Quarter 2003 Net Income.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

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

(7) This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

(8) This exhibit was previously contained in From 10-KSB for the period ending December 31, 2002 filed with the Commission on April 15, 2003, and is incorporated by reference herein.

(b)      Reports on Form 8-K.
         --------------------

         No reports on Form 8-K were filed for the period ending March 31, 2003

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated:   May 15, 2003               By:  /s/ Thomas B. Swartz
                                         --------------------
                                         Thomas B. Swartz,
                                         Chairman and Chief Executive Officer


Dated:   May 15, 2003               By:  /s/ Richard J. Wrensen
                                         ----------------------
                                         Richard J. Wrensen,
                                         Chief Financial Officer
                                         Executive Vice President

                                  CERTIFICATION


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  May 15, 2003


                            /s/Thomas B. Swartz
                            -------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/Richard J. Wrensen
                            ---------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            /s/Dennis R. Konczal
                            --------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                          PERIOD ENDING MARCH 31, 2003


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated May 15, 2003 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

                            [SIGNATURES ON NEXT PAGE]

Date: May 15, 2003


                            /s/Thomas B. Swartz
                            -------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/Richard J. Wrensen
                            ---------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            /s/Dennis R. Konczal
                            --------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

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

                                   EXHIBIT "B"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                             ANNOUNCES EXTENSION OF
                          A MAJOR TERM CREDIT FACILITY

SAN FRANCISCO--(BUSINESS WIRE)--March 14, 2003--Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news), a specialty, non-conforming residential mortgage finance company, announced that it has negotiated a 21-month extension of the maturity date of its existing $7,000,000 term credit facility with Washington Mutual Bank, FA ("Washington Mutual") through June 30, 2004. As part of the negotiations, Washington Mutual also agreed to provide CAIT with up to an additional $3,000,000 credit facility to allow CAIT to "bulge" its aggregate borrowing from WAMU up to $10,000,000 during the facility's term.

Thomas B. Swartz, Chairman and CEO of CAIT, stated that "the extension" of the Washington Mutual term credit facility will increase CAIT's liquidity and enhance its ability to more fully take advantage of favorable interest rate spreads and will enable CAIT to increase its niche bridge financing business and expand its core portfolio mortgage lending business which has been consistently profitable.

Richard J. Wrensen, Executive Vice-President and Chief Financial Officer of CAIT again reiterated his observation in 2002 that CAIT not only will continue to discuss increased credit commitments with its existing lenders and to seek additional borrowing facilities and banking relationships, but also will explore avenues to increase its capital base. He observed that "CAIT continues to maintain a conservative balance sheet since CAIT and its subsidiary's borrowings are only 1.5 times their capital base. Most mortgage REIT's borrow six to eight or more times their capital. All loans with a combined loan-to-value ratio of more that 75% of the collateral's appraised value at the time of funding are pre-sold into the secondary market. Only loans with a combined loan-to-value ratio of less than 75% are retained in CAIT's portfolio of mortgage investments."

CAIT is a specialty residential mortgage lender which invests in high-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors on a whole loan basis for cash through its subsidiary Capital Alliance Funding Corporation.

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

Contact:     Capital Alliance Income Trust, Ltd.
             Richard J. Wrensen, EVP & CFO
             415/ 288-9575
             www.calliance.com

                                   EXHIBIT "C"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                     ANNOUNCES FOURTH CONSECUTIVE QUARTERLY
                          DIVIDEND AT $1.80 ANNUAL RATE

SAN FRANCISCO--(BUSINESS WIRE)--May 1, 2003--Capital Alliance Income Trust Ltd ("CAIT") (AMEX:CAA - News) announced that its Board has declared a dividend of $0.45 per Common Share for the second quarter of 2003 - the fourth consecutive dividend at $0.45 per quarter or annualized rate of $1.80. Based on the current Common Stock price of $16.84 per share, the annualized dividend yield is 10.69%. The dividend is payable May 16 to shareholders of record May 7, 2003.

Thomas B. Swartz, CAIT's Chairman and CEO noted that CAIT's revenues of $2,866,253 for 2002 were marginally better than revenues of $2,858,179 for 2001 and net income of $1,108,264 for 2002 ($1.81 basic and $1.50 diluted) was fairly even with the $1,142,896 earned in 2001 ($1.46 basic and $1.05 diluted). CAIT increased its loan loss reserve by $130,000 over that of 2001.

CAIT is a specialty residential lender which originates and invests in conforming and high-yielding non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole loan basis for cash through its subsidiary, Capital Alliance Funding Corporation.

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

Contact:     Capital Alliance Income Trust Ltd., San Francisco
             Richard J. Wrensen, EVP & CFO
             415/288-9575
             www.calliance.com

                                   EXHIBIT "D"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         ANNOUNCES EARNINGS AND REVENUES
                          FOR THE FIRST QUARTER OF 2003

SAN FRANCISCO--(BUSINESS WIRE)--May 15, 2003--Capital Alliance Income Trust Ltd. ("CAIT") (AMEX:CAA-news) a specialty residential mortgage REIT, operating both mortgage investment and mortgage banking businesses announced earnings for the first quarter ending March 31, 2003 of $294,148 ($0.50 basic and $0.43 diluted per share) as compared to earnings of $306,979 ($0.53 basic and $0.42 diluted per share) for the like period in 2002. Revenues were $700,633 and $741,478 for the three months ending March 31, 2003 and 2002, respectively.

Earlier this month, CAIT's Board of Directors declared a dividend of $0.45 per common share, payable May 16, 2003. Based on the May 14th closing stock price, CAIT's annualized common share dividend yields 10.5%. Tomorrow's dividend is CAIT's fourth consecutive $0.45 quarterly common share payment.

Richard J. Wrensen, Executive Vice President and Chief Financial Officer of CAIT noted that the Company (CAIT and its unconsolidated mortgage banking subsidiary) has continued to increase its loan loss reserves. Recent macro-economic trends, including higher unemployment, increased delinquencies and heightened foreclosure rates suggest increased reserves are necessary and prudent. "As of March 31, 2003, the Company's combined loan loss reserves equaled 2.17% or 217 basis points of the combined loan portfolios. One year earlier the Company's reserve was 1.31% or 131 basis points. Our reserve has increased $243,542 or 65% to protect our shareholders against the weakened economy."

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

Contact:     Capital Alliance Income Trust Ltd., San Francisco
             Richard J. Wrensen, CFO - 415/288-9575
             rjwrensen@calliance.com