Form 10QSB
period 2003-06-03
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2003-08-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                1934 For the quarterly period ended June 30, 2003

                        Commission File Number: 333-11625

                               ___________________

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
       __________________________________________________________________


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


As of August 1, 2003, the registrant's common shares closed at $19.16 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $6,150,360. At that date approximately 321,000 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                TABLE OF CONTENTS



PART I

     ITEM 1   FINANCIAL STATEMENTS                                           3-5

              NOTES TO FINANCIAL STATEMENTS                                 6-22

     ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS                         23-29

     ITEM 3   CONTROLS AND PROCEDURES                                         30

PART II

     OTHER INFORMATION                                                        30

     SIGNATURES                                                               32

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                         33

     CERTIFICATION OF FORM 10-QSB                                          34-35

     EXHIBITS                                                              36-39








                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                                                (Unaudited)      (Audited)
                                                                                                  June 30,      December 31,
                                                                                                   2003            2002
                                                                                                   ----            ----
ASSETS
    Cash and cash equivalents                                                                 $    674,849    $    494,443
    Restricted cash                                                                                247,011         519,321
    Marketable securities                                                                           10,310           8,215
    Accounts receivable                                                                            482,651         489,946
    Other Assets (net)                                                                              51,344           7,453
    Due from affiliates                                                                             59,682         129,758
    Notes receivable:
       Warehousing facilities to related parties                                                 5,696,357       3,382,940
       Mortgage notes receivable                                                                18,033,542      19,906,391
       Allowance for losses                                                                       (200,000)       (310,000)
                                                                                              ------------    ------------
          Net notes receivable                                                                  23,529,899      22,979,331
    Investments in affiliates                                                                    1,102,017       1,080,930
    Origination costs (net)                                                                        282,213         264,060
                                                                                              ------------    ------------
    Total assets                                                                              $ 26,439,976    $ 25,973,457
                                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                                              $    247,011    $    519,321
         Loans payable                                                                          12,036,684      10,972,350
         Due to affiliate                                                                             --             2,719
         Other liabilities                                                                         142,627         219,011
                                                                                              ------------    ------------
    Total liabilities                                                                           12,426,322      11,713,401
                                                                                              ------------    ------------

    Stockholders' equity
        Preferred stock, $.01 par value; 430,000 shares authorized;                                  2,138           2,138
              213,820 shares issued and outstanding at June 30, 2003 and December 31, 2002
        Additional paid in capital - preferred stock                                             5,669,123       5,669,123
              Less treasury stock: 3,176 preferred shares
              at June 30, 2003 and December 31, 2002                                               (86,944)        (86,944)

        Common stock, $.01 par value; 1,700,000 shares authorized;                                   4,952           4,952
              495,161 shares issued and outstanding at June  30, 2003 and December 31, 2002
        Additional paid in capital - common stock                                                9,370,895       9,370,895
          Less treasury stock: 75,942 and 71,017 common shares
          at June 30, 2003 and December 31, 2002                                                (1,277,871)       (962,662)
        Accumulated other comprehensive income                                                         371          (1,723)
        Retained earnings                                                                          330,990         264,277
                                                                                              ------------    ------------

    Total stockholders' equity                                                                  14,013,654      14,260,056
                                                                                              ------------    ------------

    Total liabilities and stockholders' equity                                                $ 26,439,976    $ 25,973,457
                                                                                              ============    ============

See Accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                Income Statements
                                   (Unaudited)

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                                2003          2002           2003          2002
                                                                ----          ----           ----          ----
REVENUES
    Interest income                                        $   626,367   $   656,654    $ 1,318,945   $ 1,332,265
    Interest income from affiliates                             55,394        59,414         86,050       118,619
    Equity in gain of affiliate                                 47,463        34,026         23,284        35,077
    Other income                                                 2,396         8,180          3,974        13,790
                                                           -----------   -----------    -----------   -----------
        Total revenues                                         731,620       758,274      1,432,253     1,499,751

EXPENSES
    Loan servicing & origination fees to related parties       115,603       102,036        226,717       230,036
    Management fees to related parties                         101,973        83,897        189,926       148,897
    Interest expense on loans                                  110,189       122,488        218,017       227,988
    Interest expense on loans from related parties                 611         3,103          1,569         9,661
    Provision for loan losses                                   18,144        19,000         38,144        42,000
    Taxes                                                        3,800         5,991          6,800        17,991
    Amortization                                                10,675        12,479         23,950        23,647
    General and administrative                                  57,696        83,605        120,053       158,925
                                                           -----------   -----------    -----------   -----------
          Total expenses                                       418,691       432,599        825,176       859,145
                                                           -----------   -----------    -----------   -----------

INCOME BEFORE GAIN (LOSS) ON
   REAL ESTATE OWNED                                           312,929       325,675        607,077       640,606
    Operating expenses of real estate owned                       --             (88)          --          (1,515)
    (Loss) on real estate owned                                   --         (16,000)          --         (22,527)
                                                           -----------   -----------    -----------   -----------

NET INCOME                                                     312,929       309,587        607,077       616,564
                                                           ===========   ===========    ===========   ===========

PREFERRED DIVIDENDS                                             80,281        87,269        160,562       175,691
                                                           -----------   -----------    -----------   -----------

NET INCOME AVAILABLE TO COMMON                             $   232,648   $   222,318    $   446,515   $   440,873
                                                           ===========   ===========    ===========   ===========

BASIC EARNINGS PER
    COMMON SHARE                                           $      0.55   $      0.53    $      1.06   $      1.06

DILUTED EARNINGS PER
    COMMON SHARE                                           $      0.47   $      0.43    $      0.90   $      0.89

DIVIDENDS PAID PER
    PREFERRED SHARE                                        $      0.38   $      0.41    $      0.76   $      0.83

DIVIDENDS PAID PER
    COMMON SHARE                                           $      0.45   $      0.40    $      0.90   $      0.70

WEIGHTED AVERAGE COMMON
    SHARES - BASIC                                             419,919       418,186        422,564       414,523

WEIGHTED AVERAGE COMMON
    SHARES - DILUTED                                           494,776       513,577        493,791       494,629

See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                           Statements of Cash Flows
                                  (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          2003           2002
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                     $   607,077    $   616,564
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                         38,144         42,000
        Amortization                                                      23,950         23,647
        Loss on real estate owned                                           --           22,527
        Equity in gain of affiliate                                      (23,284)       (35,077)
        (Increase) decrease in accounts receivable                         7,295       (111,729)
        (Increase) decrease in other assets                              (60,842)        15,955
            (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                            67,357        (80,887)
        Increase (decrease) in other liabilities                         (76,384)        35,998
                                                                     -----------    -----------
          Net cash provided by operating activities                      583,313        528,998

CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in marketable securities                                   --          (12,589)
      (Increase) decrease in origination costs                           (18,153)        40,561
      (Increase) decrease in warehousing facilities                   (2,013,417)     1,306,481
      Investments in mortgage notes receivable                        (5,985,789)    (6,117,912)
      Repayments of mortgage notes receivable                          7,410,494      3,740,711
                                                                     -----------    -----------
        Net cash used by investing activities                           (606,865)    (1,042,748)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                         1,064,334        880,745
      Loan fees paid                                                        --          (19,500)
      Purchase of treasury stock                                        (599,085)       (47,344)
      Sale of treasury stock                                             283,876        143,991
      Preferred dividends paid                                          (160,562)      (175,691)
      Common dividends paid                                             (384,605)      (289,035)
                                                                     -----------    -----------
        Net cash provided by financing activities                        203,958        493,166
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     180,406        (20,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         494,443        441,909
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   674,849    $   421,325
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                         $   195,053    $   237,649
      Cash paid for taxes                                            $     8,272    $      --

See Accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                  As of June 30, 2003 and December 31, 2002 and
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

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

     The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loan's primary collateral. The investment in CAFC is reported in "Investment in affiliate" on the Trust's balance sheets and in "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's balance sheets and statements of operations are summarized in Note 10. References herein to the "Company" refer to the Trust and CAFC, collectively

     Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's and CAFC's loans.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     Basis of presentation. The accompanying financial statements as of June 30, 2003 are unaudited. The unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and on the same basis as the annual financial statements and, in our opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of such financial statements. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in the Trust's Form 10-KSB for the year ended December 31, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the expected results for the year ended December 31, 2003.

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

     Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less. The Company deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Trust's account balances may exceed the insured limits.

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

     Concentration of credit risk. The Company assumes certain risks inherent in the numerous mortgage notes receivable held, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, and capital risk. The mortgage notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. The Trust seeks to actively manage such risks while also providing the stockholders an appropriate rate of return for such risks. There can be no assurances that such risks and uncertainties are adequately provided for in the financial statements. The Trust has prepared the financial statements in accordance with accounting principles generally accepted in the United States and in an effort to properly present the risks taken.

     Allowance for losses. Management reviews its allowance for losses provision periodically and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company's actual losses may differ from the estimate. Accounts receivable deemed uncollectible are written off. The Company does not accrue interest income on impaired loans.

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

     Impairment policy. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
     144), requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell.

     The Trust reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by a comparison

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------

     of the carrying amount to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the long-lived asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis, or other valuation technique. There were no impairment losses recognized during the three and six months ended June 30, 2003 and 2002.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements. For the three and six-month period ended June 30, 2003 and 2002, the dividends paid per Preferred Share and Common are allocated 100% as ordinary income.

     State taxes. The state of Delaware imposes a tax on the capitalization of the Trust. Each year, the Trust also incurs a franchise tax from the state of California.

     Stock options. Statement of Financial Accounting Standards No. 148 (SFAS
     148) "Accounting for Stock-Based Compensation - Transition and Disclosure" provides alternative methods of transition

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
    (continued)
    -----------

     for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosures in both annual and interim financial statements about the method used on reported results. The alternative methods of transition of SFAS 148 follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for stock options to employees.

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

     Recent accounting pronouncements. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operation of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns. The provisions of this interpretation became effective upon issuance. FIN 46 may require consolidation of CAFC into the Trust's financial statements commencing with the Trust's January 1, 2004 reporting period.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2003 and December 31, 2002, the Trust advanced to CAFC $5,696,357 and $3,382,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of June 30, 2003 and December 31, 2002 the applicable interest rate was 6.0%. During the three and six months ended June 30, 2003 and 2002, the Trust earned interest in the amount of $55,354 and $59,414 and $86,050 and $118,619, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2003 and December 31, 2002, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 during the three and six months ended June 30, 2003 and 2002, respectively. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of June 30, 2003 and December 31, 2002, the Trust had repaid all borrowings from CRF.

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

     A reconciliation of the Trust's mortgage notes receivable follows:

                                      Six months ended         Year ended
                                        June 30, 2003       December 31, 2002
                                        -------------       -----------------

Balance, beginning of period           $ 19,906,391           $ 17,738,923
Additions during period                   5,985,789             14,195,708
Deductions during period:
    Collections of principal             (7,410,494)           (11,378,857)
    Foreclosures, net of reserve           (300,000)              (540,021)
    Write off of uncollectible loans       (148,144)               (65,000)
    Transfer to CAFC                           --                  (44,362)
                                       ------------           ------------
Balance, end of period                 $ 18,033,542           $ 19,906,391
                                       ============           ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


8.   Allowance for losses
     --------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $200,000 and $310,000 allowance for losses are adequate to protect against potential losses inherent in all receivables as of June 30, 2003 and December 31, 2002, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                        Six months ended       Year ended
                                          June 30, 2003     December 31, 2002
                                          -------------     -----------------

     Balance, beginning of period        $   310,000          $  180,000
     Provision for loan loss                  38,144             195,000
     Write off of uncollectible loans      (148,144)             (65,000)
                                         ----------           ----------
     Balance, end of period              $   200,000          $  310,000
                                         ===========          ==========

9.   Real estate owned
     -----------------

     On January 1, 2002, the Trust owned two properties. During 2002 the Trust foreclosed on one property and sold three properties to CAFC for their estimated fair market value, which resulted in a net loss of $29,527. During 2003, the Trust foreclosed on one property and sold this property to CAFC for its estimated fair market value, which resulted in neither a gain nor a loss. As of June 30, 2003 and December 31, 2002, the Trust did not own any properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                              Six months ended         Year ended
                                                                June 30, 2003      December 31, 2002
                                                                -------------      -----------------

     Balance, beginning of period                                $     ---            $  234,527
     Foreclosed mortgage notes, net of reserve (non-cash)          300,000               506,567
     Accrued interest capitalized (non-cash)                           ---                33,454
     Gain (loss) on sale (non-cash)                                    ---               (29,527)
                                                                ----------            ----------
                                                                   300,000               745,021
     Less: Proceeds from sale of real estate owned (net of
     closing costs of $0 in 2003 and 2002, respectively)
                                                                   300,000               745,021
                                                                ----------            ----------

     Balance, end of period                                      $     ---             $     ---
                                                                 =========             ==========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


10.  Investment in affiliates
     ------------------------

     Capital Alliance Funding Corporation

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

     During the six months ended June 30, 2003 and 2002, the Trust did not contribute any mortgage loans to CAFC. The transfer of mortgage notes receivable is a non-cash transaction that is not shown on statements of cash flows.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                    As of June 30, 2003 and December 31, 2002

                                                        June 30,     December 31,
                                                          2003            2002
                                                          ----            ----
ASSETS
   Cash and cash equivalents                         $    234,698    $    248,008
   Restricted cash                                        455,388         412,624
   Accounts receivable                                    119,355          81,229
   Notes receivable:
       Mortgage notes receivable                        9,108,758       6,092,094
       Allowance for losses                               (85,000)       (225,000)
                                                     ------------    ------------
            Net notes receivable                        9,023,758       5,867,094
   Real estate owned                                    3,595,044       1,676,261
   Investment in affiliate                                  5,000           5,000
   Other assets                                            68,565          33,285
                                                     ------------    ------------
   Total assets                                      $ 13,501,808    $  8,323,501
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
       Mortgage note holdbacks                       $    455,388    $    412,624
       Warehousing facilities                           4,231,839       2,460,643
       Warehousing facilities from related parties      5,696,357       3,382,940
       Due to affiliates                                   38,285          12,093
       Mortgage notes payable                           1,796,104         950,410
       Other liabilities                                  188,136          32,608
                                                     ------------    ------------
   Total liabilities                                   12,406,109       7,251,318
                                                     ------------    ------------

   Stockholders' Equity
      Preferred shares, no par value                         --              --
          2,000 shares authorized, issued and
   outstanding
      Common shares, no par value                            --              --
          1,000 shares authorized, issued and
   outstanding
      Additional paid in capital                        1,990,056       1,990,056
      Accumulated deficit                                (894,357)       (917,873)
                                                     ------------    ------------
   Total stockholders' equity                           1,095,699       1,072,183
                                                     ------------    ------------
   Total liabilities and stockholders' equity        $ 13,501,808    $  8,323,501
                                                     ============    ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                        Three months ended,        Six months ended,
                                                              June 30                   June 30
                                                         2003         2002         2003        2002
                                                         ----         ----         ----        ----
REVENUES
       Interest income                                $ 179,913    $ 166,241    $ 320,229    $ 375,685
       Loan origination income                          249,277      152,072      426,934      234,827
       Service release premium                           46,961       (3,930)      56,855       (2,695)
       Other income                                       3,495        8,478        4,545       24,883
                                                      ---------    ---------    ---------    ---------
                    Total revenues                      479,596      322,861      808,563      632,700

EXPENSES
       Management fees to related party                  19,105       13,752       32,212       18,710
       Interest expense on loans                         59,067       20,618       99,220       48,438
       Interest expense on loans from related party      55,394       59,414       86,050      118,619
       Loan origination costs                            53,642       31,671      105,302       73,961
       Provision for loan losses                         20,000       22,687       45,000       24,145
       Wages and salaries                               139,729      123,990      272,350      248,216
       General and administrative                        53,719       32,163      107,389       62,898
       Taxes                                              4,254        5,021        1,959       11,014
                                                      ---------    ---------    ---------    ---------
                    Total expenses                      404,910      306,254      752,544      606,001
                                                      ---------    ---------    ---------    ---------

INCOME BEFORE GAIN (LOSS) ON                             74,686       16,607       56,019       26,699
                                                      ---------    ---------    ---------    ---------
REAL ESTATE OWNED
       Operating expenses of real estate owned          (28,267)      (3,554)     (33,973)     (12,584)
       Gain on sale of real estate owned                  1,473        1,473       21,317       21,317
                                                      ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                     $  47,892    $  34,370    $  23,519    $  35,432
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

     Mortgage notes receivable
     -------------------------

     Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are primarily secured by first and junior deeds of trust on residential properties. CAFC is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     A reconciliation of the mortgage notes receivable follows:


                                           Six months ended       Year ended
                                            June 30, 2003      December 31, 2002
                                            -------------      -----------------
     Balance, beginning of period             $ 6,092,094         $ 8,631,751
     Additions during period:
         Originations                          13,099,857          16,436,099
         Transfers from Trust                         ---              44,362
     Deductions during period:
         Collections of principal               (547,338)         (2,572,728)
         Sales                                (8,249,610)        (16,098,320)
         Foreclosures, net of reserve         (1,111,245)           (271,499)
         Write off of uncollectible loans       (175,000)            (77,571)
                                              ----------          ----------
     Balance, end of period                   $ 9,108,758         $ 6,092,094
                                              ===========         ===========


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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Allowance for losses

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes an $85,000 and $225,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of June 30, 2003 and December 31, 2002, respectively. CAFC's actual losses may differ from the estimate.

     A reconciliation of the allowance for losses follows:

                                               Six months ended       Year ended
                                                June 30, 2003      December 31, 2002
                                                -------------      -----------------
     Balance, beginning of period                  $ 225,000         $  118,000
     Provision for loan loss                          45,000            192,576
     Write off of uncollectible loans
         and write-down of real estate owned        (185,000)           (85,576)
                                                   ---------          ---------
     Balance, end of period                        $  85,000          $ 225,000
                                                   =========          =========

     Real estate owned
     -----------------

     As of January 1, 2002, CAFC held one property with a value of $567,000. During 2002, CAFC sold two properties for a gain of $21,317, two properties were acquired by foreclosure and three properties were purchased from the Trust for $1,648,760. Net proceeds from the sales were $824,310. As of December 31, 2002, CAFC held four properties at a value of $1,676,261. During 2003, CAFC purchased one property from the Trust for $600,000 (including assumption of a $300,000 mortgage), one property was acquired by foreclosure and two properties were sold for a gain of $1,473. As of June 30, 2003, CAFC held four properties at a value of $3,595,044.

     A reconciliation of real estate owned follows:

                                                            Six months ended        Year ended
                                                             June 30, 2003       December 31, 2002
                                                             -------------       -----------------
     Balance, beginning of period                              $ 1,676,261         $   567,000
     Properties purchased                                          600,000           1,648,760
     Foreclosed mortgage notes, net of reserve (non-cash)        1,111,245             271,499
     Capital costs of real estate owned                            350,049                 ---
     Real estate sold                                             (132,511)           (802,993)
     Property written down                                         (10,000)             (8,005)
                                                               -----------          -----------
     Balance, end of period                                    $ 3,595,044         $ 1,676,261
                                                               ===========         ===========

     Warehousing facilities
     ----------------------

     As of June 30, 2003 and December 31, 2002, CAFC had borrowed $5,696,357 and $3,382,940, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of June 30, 2003 and December 31, 2002, the interest rate was 6.0%. For the

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     three and six month periods ended June 30, 2003 and 2002, CAFC's interest expense totaled $55,394 and $59,414 and $86,050 and $118,619, respectively, of which $22,196 and $17,702 was outstanding as of June 30, 2003 and 2002, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of June 30, 2003 and December 31, 2002, CAFC had borrowed $4,018,472 and $2,054,560, respectively, under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. As of June 30, 2003 and December 31, 2002, the Prime rate was 4.00% and 4.25%, respectively. Interest is payable monthly with $12,819 and $5,952 accrued and payable as of June 30, 2003 and December 31, 2002, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of June 30, 2003 and December 31, 2002, CAFC had borrowed $213,367 and $406,083, respectively, from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly with accrued interest of $1,913 and $3,762 as of June 30, 2003 and December 31, 2002, respectively. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. The Trust has guaranteed the repayment of both principal and interest. The facility matures October 2003.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions
     --------------------------

     The Manager earns an administration fee equal to 25 basis points on home loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. As of June 30, 2003 and 2002 CAFC has expensed $32,212 and $18,710, respectively.

     CAFC received an advance of $5,696,357 and $3,382,940 under a warehouse line of credit from the Trust, as of June 30, 2003 and December 31, 2002, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of June 30, 2003 and December 31, 2002 was 6.0%. CAFC expensed interest of $55,394 and $59,414 and $86,050 and $118,619 for the three and six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003 and December 31, 2002, CAFC had a payable to the Trust of $22,196 and $0, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of June 30, 2003 and December 31, 2002, CAFC had a payable to the Manager of $4,989 and $12,093, respectively, and a payable to the Trust of $11,100 and $0, respectively. This account is shown on the balance sheet as Due to affiliates. No interest is charged on these accounts.

     CAFC also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of June 30, 2003 and December 31, 2002, no borrowings were outstanding from CRF.

     During the first six months of 2003 CAFC sold $5,985,789 in loans to the Trust, at par value.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


11.  Notes payable
     -------------

     As of June 30, 2003 and December 31, 2002, the Trust had borrowed $8,166,013 and $6,999,102, respectively, under a line of credit term facility, with specific mortgage notes receivable pledged as collateral against the advances. During 2002, the Trust secured a 21-month extension of the maturity date of this existing $7,000,000 term credit facility through June 30, 2004. As part of the borrowing, the lender also agreed to provide the Trust with up to an additional $3,000,000 credit facility to allow the Trust to "bulge" its aggregate borrowings to $10,000,000 during the facility's term. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at June 30, 2003 and December 31, 2002 was 1.16% and 1.31%, respectively) plus 2.00% and is payable monthly.

     As of June 30, 2003 and December 31, 2002, the Trust had borrowed $3,750,000 and $3,840,000, respectively, under a second warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $4,000,000, with specific mortgage notes receivable pledged as collateral against the advances. Annual interest is the applicable prime rate (4.00% and 4.25% as of June 30, 2003 and December 31, 2002, respectively) plus 0.50% and is payable monthly. The facility matures October 31, 2003.

     The above warehouse lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

     The Trust finances a portion of its treasury stock repurchases by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at 4.75%. Margin debt is callable at the discretion of the investment bank. As of June 30, 2003 and December 31, 2002, the Trust owed $120,671 and $133,248, respectively, in margin debt.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The management fee paid by the Trust to the Manager was $65,672 and $68,876 and $126,672 and $126,892, for the three and six-month period ended June 30, 2003 and 2002, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust incurred $6,000 and $4,000 and $12,000 and $8,500 in

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

12.  Related party transactions (continued)
     --------------------------------------

     REO management fees for the three and six-month periods ended June 30, 2003 and 2002, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten-year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and six-month periods ended June 30, 2003 and 2002 were $30,301 and $11,021 and $51,255 and $13,465, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2003 the Trust capitalized 45% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 55% of the fee is expensed as the portion attributed for servicing. As of December 31, 2002 the Trust capitalized 47.5% of this fee as origination costs and amortized them over the weighted average life of the portfolio. The remaining 52.5% of the fee was expensed as the portion attributed for servicing. For the three and six-month periods ended June 30, 2003 and 2002, the Trust paid loan origination and servicing fees of $115,603 and $102,036 and $226,717 and $230,036, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of June 30, 2003, the Trust had a receivable of $33,296 from CAFC, a receivable of $22,636 from the Manager and a receivable from CRF of $3,750. As of December 31, 2002, the Trust had a receivable of $12,093 from CAFC, a receivable of $117,665 from the Manager and a payable of $2,719 to CRF. No interest is charged on these inter-company accounts.

     As described in Note 6, as of June 30, 2003 and December 31, 2002, the Trust advanced to the CAFC $5,696,357 and $3,382,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of June 30, 2003 and December 31, 2002, the applicable interest rate was 6.0%. During the three and six months ended June 30, 2003 and 2002, the Trust earned interest in the amount of $55,394 and $59,414 and $86,050 and $118,619, respectively, of which $22,196 and $17,702 was outstanding as of June 30, 2003 and 2002, respectively.

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

     Preferred Shareholders are entitled to receive all liquidating distributions until they have received an amount equal to their aggregate adjusted net capital contribution. Thereafter, Common Shareholders are entitled to all liquidation distributions, until the aggregate adjusted net capital contributions of all Common Shares has been reduced to zero. Any subsequent liquidating distributions will be allocated among Common Shareholders and Preferred Shareholders pro rata.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

14.  Common stock options (continued)
     --------------------------------

     The activity in the Plan for the six months ended June 30, 2003 and the year ended December 31, 2002 follows:

                                                              Weighted average
                                                  Options       exercise price
                                                  -------       --------------

      Outstanding at January 1, 2002              241,500          $10.30
                     Granted                          ---             ---
                     Exercised                    (20,949)           9.55
                     Forfeited                        ---             ---
                                                  -------         -------
      Outstanding at December 31, 2002            220,551          $10.37
                     Granted                          ---             ---
                     Exercised                     31,301            9.02
                     Forfeited                        ---             ---
      Outstanding at June 30, 2003                189,250         $ 10.59
                          === ====                =======         =======
      Outstanding options exercisable as of
                    January 1, 2002               241,500         $ 10.30
                     December 31, 2002
                                                  220,551           10.37
                     June 30, 2003                189,250           10.59

     As of January 1, 2002, all the Plan's stock options have been granted and the unexercised stock options are 100% vested.

     The following table summarizes information with respect to stock options outstanding at June 30, 2003:

                                          Options outstanding and exercisable
                                 ------------ ----------------------- ----------------------
     Range of exercise prices      Number of       Weighted-average       Weighted- average
                                                remaining contractual
                                    shares           life (years)          exercise price
                                 ------------   ----------------------   --------------------

        $9.00 - $9.06              123,350               7.11                 $  9.03
        $13.50                      65,900               5.75
                                                                                13.50
                                   189,250               6.64                 $ 10.59

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


14.  Common stock options (continued)
     --------------------------------

     The Trust accounts for stock options under APB 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS 123, is presented below for the three and six-month periods ended June 30, 2003 and 2002:

                                                         Three Months Ended                Six Months Ended
                                                               June 30                          June 30
                                                         2003            2002            2003             2002
                                                         ----            ----            ----             ----
     Net income available to common stock             $ 232,648        $ 222,318      $ 446,515        $ 440,873
     Less: Stock based expense
          using the fair value method                       ---              ---            ---              ---
                                                      ---------        ---------     ----------        ---------
     Pro forma net income available to common
     stock                                            $ 232,648        $ 222,318     $  446,515        $ 440,873
                                                      =========        =========     ==========        =========

     Net income per common share:
     Basic:
          As reported                                   $0.55            $0.53           $1.06            $1.06
          Pro forma                                     $0.55            $0.53           $1.06            $1.06
     Diluted:
          As reported                                   $0.47            $0.43           $0.90            $0.89
          Pro forma                                     $0.47            $0.43           $0.90            $0.89

     Since no options were granted or vested during 2002 or 2003, the reported operating results are identical to the pro forma amounts.

15.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and six-month periods ended June 30, 2003 and 2002:

                                                      Three Months Ended          Six Months Ended
                                                            June 30                   June 30
                                                      2003           2002        2003         2002
                                                      ----           ----        ----         ----
Numerator:
Net income                                           $ 312,929    $ 309,587    $ 607,077    $ 616,504

Preferred dividends attributable to income             (80,281)     (87,269)    (160,562)    (175,691)
Numerator for basic and diluted Earnings per share
income available to common
stockholders                                         $ 232,648    $ 222,318    $ 446,515    $ 440,873
Denominator:
    Basic weighted average shares                      419,919      418,186      422,564      414,523
    Dilutive effect of options                          74,857       95,391       71,227       80,106
                                                     ---------    ---------    ---------    ---------
    Diluted weighted average shares                    494,776      493,791      513,577      494,629
                                                     =========    =========    =========    =========
Basic earnings per common share                      $    0.55    $    0.53    $    1.06    $    1.06
                                                     ---------    ---------    ---------    ---------
Diluted earnings per common share                    $    0.47    $    0.43    $    0.90    $    0.89
                                                     ---------    ---------    ---------    ---------

                                     PART I
                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

The financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the Trust") dated herein were prepared from the unaudited books and records of the Trust. Capital Alliance Funding Corporation ("CAFC") is an unconsolidated subsidiary of the Trust. References to the "Company" refer to the Trust and CAFC, collectively.

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

Management's discussion and analysis of the results of operations for the three and six month periods ended June 30, 2003 and 2002 follows:

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

Allowance for losses. A provision for losses in based on management's evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonable assumed, considers among other matters, general economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, past experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate allowance to absorb inherent losses. However, the recovery of all loan balances is susceptible to future market forces beyond the Company's control.

Real estate owned. Real estate owned represents property acquired in foreclosure of mortgage notes receivable. The real estate is carried at the lower of the value of the mortgage note receivable less selling costs on the real estate or fair market value. Certain estimates and assumptions are required in determining the cost to sell or in estimating the fair market value of the real estate.

Interest recognition. The Company accrues interest income as it is earned. Loans may be placed on a non-accrual status when any portion of the principal or interest is three scheduled payments past due or earlier when concern exists as to the ultimate collectability of principal or interest. Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of June 30, 2003 and December 31, 2002 and the Statement of Operations for the three and six-month periods ended June 30, 2003 and 2002. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation commencing with the Trust's January 1, 2004 reporting period.

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

Loan Origination and Loan Servicing. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, accounting for interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, foreclosing in the event of un-remedied defaults and performing other administrative duties. Mortgage loan origination and loan servicing are provided to the Trust by CAAI, its Manager.

Commitments and Contingencies. As of June 30, 2003, the Trust's loan portfolio included 98 loans totaling $18,033,542 of which 13 loans totaling $3,148,890 representing 17% of the loan portfolio were delinquent over two months. One delinquent loan, totaling $254,882, was paid in full and another delinquent loan totaling $533,200 was brought current by July 31, 2003. After adjusting the June 30, 2003 delinquent balances for these payments, the delinquencies in excess of two months are eleven loans totaling $2,360,808 or 13% of the loan portfolio. In assessing the collectability of these delinquent mortgage loans, management has established a loan loss reserve of $200,000, if it is necessary to foreclose upon the mortgage loans.

As of June 30, 2002, the Trust's loan portfolio included 104 loans totaling $20,057,717 of which 17 loans totaling $3,385,422 representing 17% of the loan portfolio were delinquent over two months. Seven delinquent loans totaling $1,437,819 were brought current by July 31, 2002. After adjusting the June 30, 2002 delinquent balances for these payments, the delinquencies in excess of two months are ten loans totaling $1,947,603 or 10% of the loan portfolio. In assessing the collectability of these delinquent mortgage loans, management has established a loan loss reserve of $222,000, if it is necessary to foreclose upon the mortgage loans.

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 2003 and June 30, 2002.

        Maximum Other
 Commercial Commitments (a)    Total Amounts
     as of June 30, 2003         Committed                  Amount of Commitment Expiration Per Period
------------------------------ --------------- ---------------------------------------------------------------------
                                                  Less than       1 - 3 years          4 - 5           After 5
                                                   1 year                              years            years
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Lines of Credit (b)              $14,120,671     $4,120,671       $10,000,000            -                -
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Standby Repurchase                  (c)               -                -                 -                -
Obligations
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Guarantees (d)                        214,051        214,051           -                 -                -
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Total Commercial Commitments    $14,344,844      $4,344,844       $10,000,000            -                -

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. The Trust's outstanding balances, as of June 30, 2003, that are due in less than 1 year and due in 1 to 3 years are $3,879,671 and $8,116,013, respectively.

(c) The Company's mortgage conduit business has an unquantified ongoing liability with respect to normal warranties and representations, which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

(d)  The Trust's guarantee of CAFC's borrowings.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three and Six months ended June 30, 2003 and 2002. Revenues for the three months ended June 30, 2003 decreased to $731,620 as compared to $758,274 for the same period in the prior year. The decrease in revenue, during this period was due to lower interest income earned from mortgages of $30,287 and CAFC's warehouse borrowings of $4,020. The decrease in mortgage interest was due to a smaller portfolio, while the decrease in interest income from CAFC was due to a lower interest rate on CAFC's borrowings. The increase in Equity in gain from CAFC was $13,437.

Expenses for the three months ended June 30, 2003 decreased to $418,691 as compared to $432,599 for the same period in the prior year. The decreased expenses during the period were primarily due to reduced interest expenses of $14,791, reduced taxes of $2,191 and reduced general and administrative costs of $25,909. Increased loan servicing and origination fees of $13,573 were primarily due to higher expense allocation rates and reduced capitalization rates during the period. Increased management fees of $18,076 were primarily due to higher incentive compensations.

Revenues for the six months ended June 30, 2003 decreased to $1,432,253 as compared to $1,499,751 for the same period in the prior year. The decreased revenues during the period were due to lower interest income earned from mortgages of $13,320 and CAFC's warehouse borrowings of $32,569. The decrease in interest income from CAFC was due to a lower interest rate on CAFC's borrowings. A reduction in the Equity in gain from CAFC of $11,793 also contributed to the period's reduced revenues.

Expenses for the six months ended June 30, 2003 decreased to $825,176 as compared to $859,145 for the same period in the prior year. The decreased expenses during the period were primarily due to reduced interest expenses of $18,063, reduced taxes of $11,191 and reduced general and administrative costs of $38,872. Increased management fees of $41,029 were primarily due to higher incentive compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company has lines of credit for $19,000,000 with three different lenders. Management believes that the cash flow from the payment of mortgage notes receivable, existing bank loan facilities, the renewal of existing bank loan facilities and additional lines of credit anticipated to be acquired during 2003 will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months. However, if the existing credit facilities are not renewed and if replacement facilities are not obtainable, the Trust could experience a decrease in net income or a net loss. The loans pledged to secure the Company's borrowings are short-term, performing assets. As a result, the Company has not had difficulty renewing short-term dated credit facilities. Nevertheless, there is no assurance that the Company can renew or replace the existing credit facilities.

As of January 1, 2003 and 2002, the Trust had $494,443 and $441,909 of cash and cash equivalents, respectively. During the six month period ended June 30, 2003, cash and cash equivalents increased by $180,406 whereas it decreased by $20,584 during the same period for the prior year, 2002. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2003 and 2002 were $674,849 and $421,325.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash provided by operating activities during the six months ended June 30, 2003 and 2002 was $583,313 and $528,998, respectively. During the first six months of 2003, net income provided $607,077, a net decrease in due from affiliates provided $67,357 and a decrease in other liabilities used $76,384. During the same period in the prior year, net income provided $616,564, an increase in accounts receivable used $111,729 and a net increase in due from affiliates used $80,887.

Net cash used in investing activities for the six months ended June 30, 2003 and 2002 was $606,865 and $1,042,748, respectively. During the first six months of 2003, a net reduction in mortgage notes receivable provided $1,724,705 and an increase in warehousing facilities to related parties used $2,013,417. During the same period in the prior year, increased net mortgage notes receivable used $2,377,201, which was partially offset by reduced affiliate warehouse borrowing which provided $1,306,481.

Net cash provided by financing activities during the six months ended June 30, 2003 and 2002 was $203,958 and $493,166, respectively. During the first six months of 2003 increased borrowings provided cash of $1,064,334, while dividends and net treasury stock purchases reduced cash by $545,167 and $315,209, respectively. During the same period in the prior year, cash was provided by increased borrowings of $880,745, reduced by $464,726 for the payment of dividends and net treasury stock sales increased cash by $96,647.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Company's loans are valued on the June 30, 2003 balance sheets at the lower of cost or market.

As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets are decreased, the market value of the Company's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's loans. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. The majority of the Company's liabilities are floating rate based on a spread over the average one month LIBOR. A portion of the Company's liabilities are also based on a spread over the daily Prime Rate. As the level of LIBOR and/or the Prime Rate increases or decreases, the Company's interest expense will move in the same direction.

On account of the relatively short adjusted weighted average maturity of the Company's portfolio (32.5 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.

Credit risk. Credit risk is the exposure to loss from loan defaults and foreclosures. Default and foreclosure rates are subject to a wide variety of factors, including, but not limited to, property values, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy and other factors beyond the control of the Company.

All loans are subject to a certain probability of default and foreclosure. An increase in default rates will reduce the book value of the Company's assets and the Company's earnings and cash flow available to fund operations and pay dividends.

The Company manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Company assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Company's portfolio would reduce second quarter 2003 net income available to common shareholders by $200,000 and 86%.

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Company's liabilities to the portfolio's adjusted weighted average maturity (32.5 months).

The majority of the Company's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The Company's borrowings are currently under a variable rate line of credit that resets monthly. Given this relationship between assets and liabilities, the Company's interest rate sensitivity gap is negative. This implies that a period of falling short-term interest rates will tend to increase the Company's net interest income, while a period of rising short-term rates will tend to reduce the Company's net interest income.

The information presented in the following table projects the impact of sudden changes in interest rates on the Company's annual projected net income. Many assumptions are made to present this information and there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. This table and all related disclosures constitute forward-looking statements.

The table quantifies the potential changes in annual net income should interest rates immediately change 100 and 200 basis points. The cash flows calculated with each rate change are based on a variety of assumptions, including prepayment speed, time until yield adjustments, yield on future investments, the slope of the yield curve, the size of the investment portfolio, financial leverage, and a historically consistent level of originations and sales into the secondary market. Actual results could differ significantly from those estimated in the table.

                       Interest Rate Change in Basis Points
--------------------------------------------------------------------------------
                      (200 bp)        (100 bp)          100 bp          200 bp
------------------ --------------- ---------------- --------------- ------------
     Annual              15%             8%             (10%)           (21%)
   Net Income





                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

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

ITEM 1 LEGAL PROCEEDING

       The Trust is not involved in any legal proceedings at this time.

ITEM 2     CHANGES IN SECURITIES

       During the three-month period ending June 30, 2003, the Trust purchased 5,500 common shares and options for 1,500 common shares were exercised.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       The Trust's 2003 Annual Meeting, at which a quorum was present, was duly convened on June 27, 2003 and recessed to August 7, 2003. At the Annual Meeting, Directors Thomas B. Swartz and Harvey Blomberg were reelected as Class III Directors for a three-year term with 561,001 in favor, 3,906 abstaining and 557,485 in favor and 4,088 abstaining, respectively. Directors Stanley C. Brooks, Dennis R. Konczal, Richard J. Wrensen, and Donald R. Looper, whose terms continue for one, one, two, and two years respectively, continue as directors.

       The Shareholders approved the amendment of the Corporation's Certificate of Incorporation to increase the Corporation's authorized capital to 3,600,000 shares consisting of 2,000,000 authorized Shares of Common Stock with a par value of $0.01 per Share and 1,600,000 authorized Shares of Preferred Stock with a par value of $.01 per Share with 318,303 or 50.22% of the shares issued, outstanding and entitled to vote approving the amendment, 12,534 against and 5,965 abstaining. 228,105 shares did not vote on this proposal.

       The Shareholders ratified the selection of Novogradac & Company LLP as independent public accountants and auditors for the Trust with 477,888 shares voting in favor of such approval, 46,974 shares against, and 40,045 abstaining.


ITEM 5     OTHER INFORMATION

       Press Release, Exhibit "A" attached hereto and incorporated herein, dated August 12, 2003, announcing Results of Earnings and Revenues for the 2nd Quarter 2003.

       Press Release, Exhibit "B" attached hereto and incorporated herein, dated July 28, 2003, announcing Fifth Consecutive Dividend at $1.80 Annual Rate.

       Press Release, Exhibit "C" attached hereto and incorporated herein, dated May 15, 2003, announcing Results of Earnings and Revenues for the 1st Quarter 2003.

       Press Release, Exhibit "D" attached hereto and incorporated herein, dated May 1, 2003, announcing Fourth Consecutive Dividend at $1.80 Annual Rate.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         Exhibit No.
         3.1    Charter Certificate of Incorporation and Amendment No. 1 (1)
         3.2    Bylaws of the Registrant (1)
         3.3    Certificate of Amendment of Certificate of Incorporation (5)
         4.1    Form of Stock Certificate of Common Shares of the Registrant (2)
         10.1 Form of Management Agreement between the Registrant and Capital Alliance
                Advisors, Inc. (1)
         10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers (1)
         10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and
                Capital Alliance Advisors, Inc. (1)
         23.4   Consent of Landels Ripley & Diamond, LLP (4)
         23.5   Consent of Novogradac & Company LLP (4)
         24.1   Power of Attorney of Thomas B. Swartz (1)
         24.2   Power of Attorney of Dennis R. Konczal (1)
         24.4   Power of Attorney of Stanley C. Brooks (1)
         24.5   Power of Attorney of Harvey Blomberg (1)
         24.7   Power of Attorney of Richard J. Wrensen (5)
         24.8   Power of Attorney of Donald R. Looper (6)

(1) These exhibits were previously contained in Registrant's Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

(2) These exhibits were previously contained in Amendment No. 1 to the Registrant's Registration Statement filed on Form S-11 with the Commission on January 15, 1997, and are incorporated by reference herein.

(3) These exhibits were previously contained in Post-Effective Amendment No. 3 to the Registrant's Registration Statement filed on Form S-11 with the Commission on December 10, 1997, and are incorporated by reference herein.

(4) These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(5) This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

(6) This exhibit was previously contained in Form 10-KSB for the period ending December 31, 2002 filed with the Commission on April 15, 2003, and is incorporated by reference herein.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed for the three months ended June 30, 2003


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated: August 14, 2003            By: /s/ Thomas B. Swartz
                                      --------------------
                                      Thomas B. Swartz,
                                      Chairman and Chief Executive Officer


Dated: August 14, 2003            By: /s/ Richard J. Wrensen
                                      ----------------------
                                      Richard J. Wrensen,
                                      Chief Financial Officer and Executive Vice
                                      President

                                  CERTIFICATION


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:      August 14, 2003


                            /s/  Thomas B. Swartz
                            ---------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/  Richard J. Wrensen
                            -----------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            /s/  Dennis R. Konczal
                            ----------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                           PERIOD ENDING JUNE 30, 2003


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated August 14, 2003 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: August 14, 2003


                           /s/ Thomas B. Swartz
                           --------------------
                           Thomas B. Swartz
                           Chairman and Chief Executive Officer



                           /s/ Richard J. Wrensen
                           ----------------------
                           Richard J. Wrensen
                           Chief Financial Officer and Executive Vice President



                           /s/ Dennis R. Konczal
                           ---------------------
                           Dennis R. Konczal
                           President and Chief Operating Officer

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                       ANNOUNCES RECORD QUARTERLY EARNINGS

SAN FRANCISCO - (BUSINESS WIRE)- August 12, 2003 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-News) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced record net income of $312,929 ($0.55 basic and $0.47 diluted per share) for the three months ending June 30, 2003 and $607,077 ($1.06 basic and 0.90 diluted) for the six months ended June 30, 2003, as compared to net income of $309,587 ($0.53 basic and $0.43) diluted per share) and $616,564 ($1.06 basic and $0.89 diluted per share), respectively, for the like periods in 2002. Revenues were reported as $731,620 for the three months ending June 30, 2003 and $1,432,253 for the six month period ending June 30, 2003, as compared to $758,274 and $1,499,751 for the same periods in 2002.

As a REIT, CAIT is required to distribute 90% of its taxable income. CAIT's Board of Directors recently declared a cash dividend of $0.45 per share, payable August 15, 2003. Based upon the closing stock price of August 11, 2003, CAIT's $1.80 annualized common share dividend yield is 9.86%.

Thomas Swartz, CAIT's Chairman and Chief Executive Officer, noted "the quality of CAIT's earnings is poised to continue for the remainder of 2003 and our management team remains focused on creating shareholder value, notwithstanding the uncertainty afflicting the general economy, residential real estate values, and recent interest rate volatility. During 2003 CAIT's senior executive management exercised stock options in acquiring 30,826 common shares."

CAIT's Form 10-QSB and its financial statements included therein, scheduled to be filed August 14, 2003, will be duly certified pursuant to the Sarbanes-Oxley Act of 2002.

CAIT is a specialty residential lender, which originates and invests in conforming and high-yielding, non-conforming residential mortgage loans on one-to-four-unit-residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation. All loans with a combined loan-to-value ratio of greater than 75% of the collateral's appraised value at the time of funding are pre-sold into the secondary market. Only residential loans with a combined loan-to-value of 75% or less are retained in CAIT's portfolio of mortgage investments. On June 30, 2003 the combined loan to value of CAIT's portfolio was 68%.

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

Contact:       Capital Alliance Income Trust Ltd., San Francisco
               Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "B"

                  CAPITAL ALLIANCE INCOME TRUST LTD. ANNOUNCES
            FIFTH CONSECUTIVE QUARTERLY DIVIDEND AT $1.80 ANNUAL RATE

SAN FRANCISCO - (BUSINESS WIRE) - July 28, 2003 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared a dividend of $0.45 per Common Share for the third quarter of 2003. This is CAIT's fifth consecutive quarterly dividend at an annualized rate of $1.80. Based on the current common stock price of $19.08 per share, the annualized dividend yield is 9.43%. The dividend is payable on August 15, 2003 to shareholders of record on August 7, 2003.

CAIT is a specialty residential lender, which originates and invests in conforming and high-yielding, non-conforming residential mortgage loans on one-to-four-unit-residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation. All loans with a combined loan-to-value ratio of greater than 75% of the collateral's appraised value at the time of funding are pre-sold into the secondary market. Only residential loans with a combined loan-to-value of 75% or less are retained in CAIT's portfolio of mortgage investments.

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

Contact:     Capital Alliance Income Trust Ltd., San Francisco
             Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "C"

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

Richard J. Wrensen, Executive Vice President and Chief Financial Officer of CAIT noted that the Company (CAIT and its unconsolidated mortgage banking subsidiary) has continued to increase its loan loss reserves. Recent macro-economic trends, including higher unemployment, increased delinquencies and heightened foreclosure rates suggest increased reserves are necessary and prudent. "As of March 31, 2003, the Company's combined loan loss reserves equaled 2.17% or 217 basis points of the Company's loan portfolio. One year earlier the combined reserve was 1.31% or 131 basis points. Our reserve has increased $243,542 or 65% to protect our shareholders against the weakened economy."

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

Contact:     Capital Alliance Income Trust Ltd., San Francisco
             Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "D"

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

Contact:     Capital Alliance Income Trust Ltd., San Francisco
             Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com