Form 10QSB
period 2003-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2003-11-19
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

(Mark One)

       (X)     Quarterly Report Under Section 13 or 15(d)of the
                        Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003

                        Commission File Number: 333-11625

                            -----------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
               --------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                          94-3240473
(State or other Jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

      50 California Street
      Suite 2020
      San Francisco, California                               94111
      -------------------------                               -----
(Address of principal executive office)                    (zip code)

                                 (415) 288-9575
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 12, 2003, the registrant's common shares closed at $19.35 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $6,211,350. At that date approximately 321,000 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                TABLE OF CONTENTS



PART I

     ITEM 1          FINANCIAL STATEMENTS                                  3-5

                     NOTES TO FINANCIAL STATEMENTS                        6-22

     ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS                23-29

     ITEM 3          CONTROLS AND PROCEDURES                                30

PART II

     OTHER INFORMATION                                                      30

     SIGNATURES                                                             32

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                       33

     CERTIFICATION OF FORM 10-QSB                                        34-35

     EXHIBITS                                                            36-38






                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

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

ITEM 2     CHANGES IN SECURITIES

       During the three-month period ending September 30, 2003, the Trust did not purchase any common shares and options for 5,500 common shares were exercised. 2,000 of the exercised options were satisfied pursuant to a S-8 filing.

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


ITEM 5     OTHER INFORMATION

       Press Release, Exhibit "A" attached hereto and incorporated herein, dated November 19, 2003, announcing Results of Earnings and Revenues for the 3rd Quarter 2003.

       Press Release, Exhibit "B" attached hereto and incorporated herein, dated July 28, 2003, announcing Fifth Consecutive Dividend at $1.80 Annual Rate.

       Press Release, Exhibit "C" attached hereto and incorporated herein, dated August 12, 2003, announcing Results of Earnings and Revenues for the 2nd Quarter 2003.


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

(b)      Reports on Form 8-K.
         -------------------

         No reports on Form 8-K were filed for the three months ended September 30, 2003



                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated:  November 18, 2003                By:/s/ Thomas B. Swartz
                                            --------------------
                                            Thomas B. Swartz,
                                            Chairman and Chief Executive Officer


Dated:  November 18, 2003                By:/s/ Richard J. Wrensen
                                            ----------------------
                                         Richard J. Wrensen,
                                         Chief Financial Officer and
Executive Vice President

                                  CERTIFICATION


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:      November 17, 2003


                            /s/Thomas B. Swartz
                            ------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/Richard J. Wrensen
                            ---------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President




                            /s/Dennis R. Konczal
                            --------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                        PERIOD ENDING SEPTEMBER 30, 2003


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated November 17, 2003 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: November 17, 2003


                            /s/Thomas B. Swartz
                            -------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/Richard J. Wrensen
                            ---------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            /s/Dennis R. Konczal
                            --------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                      ANNOUNCES EARNINGS FOR THIRD QUARTER

SAN FRANCISCO - (BUSINESS WIRE)- November 19, 2003 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-News) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced net income of $101,708 ($.06 basic and $0.05 diluted per share) for the three months ending September 30, 2003 and $708,784 ($1.11 basic and 0.95 per share diluted for the nine months ended September 30, 2003, as compared to net income of $208,685 ($0.29 basic and $0.23) diluted per share) and $825,250 ($1.35 basic and $1.12 diluted per share), respectively, for the like periods in 2002. Revenues were reported as $537,037 for the three months ending September 30, 2003 and $1,969,290 for the nine month period ending September 30, 2003, as compared to $639,108 and $2,138,860 for the same periods in 2002.

As a REIT, CAIT is required to distribute 90% of its taxable income. Earlier this month CAIT's Board of Directors declared the monthly preferred dividend of $0.12 per share, payable November 19, 2003 but has postponed a decision on the quarterly common dividend until mid-December 2003.

Thomas Swartz, CAIT's Chairman and Chief Executive Officer explained that CAIT's earnings were unfavorably impacted by two REO losses of $155,735 recognized in Capital Alliance Funding Corporation, CAIT's unconsolidated mortgage banking business. The losses were incurred from two loans to the same borrower. Neither CAIT nor its mortgage banking business has participated in any other transaction with this borrower. During the third quarter, CAIT's loan loss reserve increased $40,000 to $240,000 and the mortgage banking business's loan loss reserve increased $15,000 to $100,000.

CAIT's Form 10-QSB and its financial statements included therein, scheduled to be filed, will be duly certified pursuant to the Sarbanes-Oxley Act of 2002.

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

Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "C"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                       ANNOUNCES RECORD QUARTERLY EARNINGS

SAN FRANCISCO - (BUSINESS WIRE)- August 12, 2003 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-News) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced record net income of $312,929 ($0.55 basic and $0.47 diluted per share) for the three months ending June 30, 2003 and $607,077 ($1.06 basic and 0.90 diluted) for the six months ended June 30, 2003, as compared to net income of $309,587 ($0.53 basic and $0.43) diluted per share) and $616,564 ($1.06 basic and $0.89 diluted per share), respectively, for the like periods in 2002. Revenues were reported as $731,620 for the three months ending June 30, 2003 and $1,432,253 for the six month period ending September 30, 2003, as compared to $758,274 and $1,499,751 for the same periods in 2002.

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

CAIT is a specialty residential lender, which originates and invests in conforming and high-yielding, non-conforming residential mortgage loans on one-to-four-unit-residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole-loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation. All loans with a combined loan-to-value ratio of greater than 75% of the collateral's appraised value at the time of funding are pre-sold into the secondary market. Only residential loans with a combined loan-to-value of 75% or less are retained in CAIT's portfolio of mortgage investments. On September 30, 2003 the combined loan to value of CAIT's portfolio was 68%.

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