Form 10QSB/A
period 2003-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2003-11-21
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

(Mark One)

        (X)    Quarterly Report Under Section 13 or 15(d)of the
                      Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2003

                        Commission File Number: 333-11625

                           ---------------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

          -----------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                              94-3240473
-------------------------------                           ----------------------
(State or other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       50 California Street
       Suite 2020
       San Francisco, California                                  94111
--------------------------------------                          ----------
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










                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                                                (Unaudited)      (Audited)
                                                                                                September 30,    December 31,
                                                                                                    2003            2002
                                                                                                    ----            ----
ASSETS

Cash and cash equivalents                                                                     $    228,292    $    494,443
Restricted cash                                                                                    137,042         519,321
Marketable securities                                                                               10,341           8,215
Accounts receivable                                                                                535,060         489,946
Other Assets (net)                                                                                  30,469           7,453
Due from affiliates                                                                                123,704         129,758
Notes receivable:
   Warehousing facilities to related parties                                                     5,835,903       3,382,940
   Mortgage notes receivable                                                                    20,126,463      19,906,391
   Allowance for losses                                                                           (240,000)       (310,000)
                                                                                              ------------    ------------
      Net notes receivable                                                                      25,722,366      22,979,331
Investments in affiliates                                                                          957,562       1,080,930
Origination costs (net)                                                                            295,290         264,060
                                                                                              ------------    ------------

Total assets                                                                                  $ 28,040,126    $ 25,973,457
                                                                                              ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
     Mortgage note holdbacks                                                                  $    137,042    $    519,321
     Loans payable                                                                              13,588,626      10,972,350
     Due to affiliate                                                                              300,000           2,719
     Other liabilities                                                                             116,640         219,011
                                                                                              ------------    ------------
Total liabilities                                                                               14,142,308      11,713,401
                                                                                              ------------    ------------

Stockholders' equity
    Preferred stock, $.01 par value; 1,600,000 shares authorized;                                    2,138           2,138
          213,820 shares issued and outstanding at September 30, 2003 and December 31, 2002
    Additional paid in capital - preferred stock                                                 5,669,123       5,669,123
          Less treasury stock: 3,176 preferred shares
          at September 30, 2003 and December 31, 2002                                              (86,944)        (86,944)

    Common stock, $.01 par value; 2,000,000 shares authorized;                                       4,972           4,952
          497,161 shares issued and outstanding at September 30, 2003
          495,161 shares issued and outstanding at  December 31, 2002
    Additional paid in capital - common stock                                                    9,388,875       9,370,895
      Less treasury stock: 72,392 and 71,017 common shares
      at September 30, 2003 and December 31, 2002                                               (1,240,158)       (962,662)
    Accumulated other comprehensive income                                                             402          (1,723)
    Retained earnings                                                                              159,410         264,277
                                                                                              ------------    ------------

Total stockholders' equity                                                                      13,897,818      14,260,056
                                                                                              ------------    ------------

Total liabilities and stockholders' equity                                                    $ 28,040,126    $ 25,973,457
                                                                                              ============    ============

See accompanying note to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                               Income Statements
                                  (Unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                               2003           2002           2003           2002
                                                               ----           ----           ----           ----
REVENUES
   Interest income                                        $   586,964    $   660,673    $ 1,905,909    $ 1,992,938
   Interest income from affiliates                             90,239         46,258        176,289        164,877
   Equity in gain of affiliate                               (144,455)       (69,998)      (121,171)       (34,920)
   Other income                                                 4,289          2,175          8,263         15,965
                                                          -----------    -----------    -----------    -----------
       Total revenues                                         537,037        639,108      1,969,290      2,138,860

EXPENSES
   Loan servicing & origination fees to related parties       122,404        124,492        349,121        354,529
   Management fees to related parties                          73,904         62,690        263,831        211,587
   Interest expense on loans                                  120,114        106,703        338,131        334,690
   Interest expense on loans from related parties               2,139          9,208          3,708         18,869
   Provision for loan losses                                   40,000         53,000         78,144         95,000
   Taxes                                                        4,544          5,700         11,344         23,691
   Amortization                                                 9,375          9,816         33,325         33,463
   General and administrative                                  62,849         57,630        182,902        216,555
                                                          -----------    -----------    -----------    -----------
         Total expenses                                       435,329        429,239      1,260,506      1,288,384
                                                          -----------    -----------    -----------    -----------

INCOME BEFORE GAIN (LOSS) ON
   REAL ESTATE OWNED                                          101,708        209,869        708,784        850,476
   Operating expenses of real estate owned                       --           (1,184)          --           (2,699)
   (Loss) on real estate owned                                   --             --             --          (22,527)
                                                          -----------    -----------    -----------    -----------

NET INCOME                                                    101,708        208,685        708,784        825,250
                                                          ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                            77,952         87,257        238,514        262,948
                                                          -----------    -----------    -----------    -----------

NET INCOME AVAILABLE TO COMMON                            $    23,756    $   121,428    $   470,270    $   562,302
                                                          ===========    ===========    ===========    ===========

BASIC EARNINGS PER
   COMMON SHARE                                           $      0.06    $      0.29    $      1.11    $      1.35

DILUTED EARNINGS PER
   COMMON SHARE                                           $      0.05    $      0.23    $      0.95    $      1.12

DIVIDENDS PAID PER
   PREFERRED SHARE                                        $      0.37    $      0.41    $      1.13    $      1.25

DIVIDENDS PAID PER
   COMMON SHARE                                           $      0.45    $      0.45    $      1.35    $      1.15

WEIGHTED AVERAGE COMMON
   SHARES - BASIC                                             422,596        423,036        422,575        417,226

WEIGHTED AVERAGE COMMON
   SHARES - DILUTED                                           500,173        525,023        496,065        502,641

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           2003            2002
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                     $    708,784    $    825,250
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                         (70,000)         95,000
        Amortization                                                       33,325          33,463
        Loss on real estate owned                                            --            22,527
        Equity in gain of affiliate                                       121,171          34,920
        (Increase) decrease in accounts receivable                        (45,114)       (251,666)
        (Increase) decrease in other assets                               (54,143)        (24,962)
            (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                            303,335        (102,182)
        Increase (decrease) in other liabilities                         (102,371)        (49,818)
                                                                     ------------    ------------
          Net cash provided by operating activities                       894,987         582,532

CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in marketable securities                                    --            (9,939)
      (Increase) decrease in investments                                     --           (44,362)
      (Increase) decrease in origination costs                            (31,230)           --
      (Increase) decrease in warehousing facilities                    (2,452,963)      1,171,711
      Net proceeds from sale of real estate owned                            --           120,000
      Investments in mortgage notes receivable                        (11,718,189)     (7,580,115)
      Repayments of mortgage notes receivable                          11,498,117       6,358,673
                                                                     ------------    ------------
        Net cash used by investing activities                          (2,704,265)         15,968

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                          2,616,276        (159,595)
      Loan fees paid                                                         --           (19,500)
      Purchase of treasury stock                                         (599,085)        (71,924)
      Sale of treasury stock and exercised options                        339,589         174,221
      Preferred dividends paid                                           (238,514)       (262,948)
      Common dividends paid                                              (575,139)       (477,752)
                                                                     ------------    ------------
        Net cash provided by financing activities                       1,543,127        (817,498)
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (266,151)       (218,998)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          494,443         441,909
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    228,292    $    222,911
                                                                     ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                         $    346,905    $    364,191
      Cash paid for taxes                                            $     12,154    $     33,978

                 See accompanying notes to financial statement.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
               As of September 30, 2003 and December 31, 2002 and
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)
1.   Organization
     ------------

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

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     Basis of presentation. The accompanying financial statements as of September 30, 2003 are unaudited. The unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and on the same basis as the annual financial statements and, in our opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of such financial statements. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in the Trust's Form 10-KSB for the year ended December 31, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the year ended December 31, 2003.

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

     The Trust reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by a comparison

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------

     of the carrying amount to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the long-lived asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis, or other valuation technique. There were no impairment losses recognized during the three and nine months ended September 30, 2003 and 2002.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2003 and December 31, 2002, the Trust advanced to CAFC $5,835,903 and $3,382,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of September 30, 2003 and December 31, 2002 the applicable interest rate was 6.0%. During the three and nine months ended September 30, 2003 and 2002, the Trust earned interest in the amount of $81,969 and $46,258 and $168,019 and $164,877, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2003 and December 31, 2002, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 during the three and nine months ended September 30, 2003 and 2002, respectively. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of September 30, 2003 and December 31, 2002, the Trust owed CRF $300,000 and $0 respectively.

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

     A reconciliation of the Trust's mortgage notes receivable follows:

                                     Nine months ended            Year ended
                                     September 30, 2003        December 31, 2002
                                     ------------------        -----------------

Balance, beginning of period           $ 19,906,391              $ 17,738,923
Additions during period                  11,718,189                14,195,708
Deductions during period:
    Collections of principal            (11,049,973)              (11,378,857)
    Foreclosures, net of reserve           (300,000)                 (540,021)
    Write off of uncollectible loans       (148,144)                  (65,000)
    Transfer to CAFC                           --                     (44,362)
                                       ------------              ------------
Balance, end of period                 $ 20,126,463              $ 19,906,391
                                      ============              ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

8.   Allowance for losses
     --------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $240,000 and $310,000 allowance for losses are adequate to protect against potential losses inherent in all receivables as of September 30, 2003 and December 31, 2002, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                          Nine months ended       Year ended
                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------

     Balance, beginning of period          $   310,000           $  180,000
     Provision for loan loss                    78,144              195,000
     Write off of uncollectible loans         (148,144)             (65,000)
                                           ------------          -----------
     Balance, end of period                $   240,000           $  310,000
                                           ===========           ==========

9.   Real estate owned
     -----------------

     On January 1, 2002, the Trust owned two properties. During 2002 the Trust foreclosed on one property and sold three properties to CAFC for their estimated fair market value, which resulted in a net loss of $29,527. During 2003, the Trust foreclosed on one property and sold this property to CAFC for its estimated fair market value, which resulted in neither a gain nor a loss. As of September 30, 2003 and December 31, 2002, the Trust did not own any properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                Nine months ended          Year ended
                                                          September 30, 2003      December 31, 2002
                                                          ------------------      -----------------
Balance, beginning of period                                  $     ---              $  234,527
Foreclosed mortgage notes, net of reserve (non-cash)            300,000                 506,567
Accrued interest capitalized (non-cash)                             ---                  33,454
Gain (loss) on sale (non-cash)                                      ---                 (29,527)
                                                              ---------              -----------
                                                                300,000                 745,021
Less: Proceeds from sale of real estate owned (net of
closing costs of $0 in 2003 and 2002, respectively)
                                                                300,000                 745,021
                                                              ---------              -----------

Balance, end of period                                        $     ---              $      ---
                                                              =========              ===========

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

     During the nine months ended September 30, 2003 and 2002, the Trust did not contribute any mortgage loans to CAFC. The transfer of mortgage notes receivable is a non-cash transaction that is not shown on statements of cash flows.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                 As of September 30, 2003 and December 31, 2002


                                                            September 30,    December 31
                                                                2003,            2002
                                                                -----            ----
ASSETS
   Cash and cash equivalents                                $    129,596    $    248,008
   Restricted cash                                               247,494         412,624
   Accounts receivable                                            83,478          81,229
   Due from affiliates                                            30,711            --
   Notes receivable:
       Mortgage notes receivable                               9,363,480       6,092,094
       Allowance for losses                                     (100,000)       (225,000)
                                                            ------------    ------------
            Net notes receivable                               9,263,480       5,867,094
   Real estate owned                                           2,743,330       1,676,261
   Investment in affiliate                                         5,000           5,000
   Other assets                                                   58,748          33,285
                                                            ------------    ------------
   Total assets                                             $ 12,561,837    $  8,323,501
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
       Mortgage note holdbacks                              $    247,494    $    412,624
       Warehousing facilities                                  4,251,660       2,460,643
       Warehousing facilities from related parties             5,863,490       3,382,940
       Due to affiliates                                          44,086          12,093
       Mortgage notes payable                                  1,084,342         950,410
       Other liabilities                                         120,981          32,608
                                                            ------------    ------------
   Total liabilities                                          11,612,053       7,251,318
                                                            ------------    ------------

   Stockholders' Equity
      Preferred shares, no par value                                --              --
          2,000 shares authorized, issued and outstanding

      Common shares, no par value                                   --              --
          1,000 shares authorized, issued and outstanding
      Additional paid in capital                               1,990,056       1,990,056
      Accumulated deficit                                     (1,040,272)       (917,873)
                                                            ------------    ------------
   Total stockholders' equity                                    949,784       1,072,183
                                                            ------------    ------------
   Total liabilities and stockholders' equity               $ 12,561,837    $  8,323,501
                                                            ============    ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                          Three months ended,            Nine months ended,
                                                              September 30                  September 30
                                                           2003           2002          2003           2002
                                                           ----           ----          ----           ----
REVENUES
       Interest income                                $   209,088    $   164,459    $   529,317    $   540,144
       Loan origination income                            210,121        206,498        637,055        441,325
       Service release premium                             25,632         17,173         82,487         14,478
       Other income                                         3,000          3,600          7,545         28,483
                                                      -----------    -----------    -----------    -----------
                    Total revenues                        447,841        391,730      1,256,404      1,024,430

EXPENSES
       Management fees to related party                    22,163         14,028         63,916         32,738
       Interest expense on loans                           56,301         48,025        158,448         96,463
       Interest expense on loans from related party        81,969         46,258        168,019        164,877
       Loan origination costs                              49,581         17,142        145,341         91,103
       Provision for loan losses                           15,000        155,643         60,000        179,788
       Wages and salaries                                 139,834        119,279        412,185        367,495
       General and administrative                          53,800         60,513        158,265        123,411
       Taxes                                                5,152          3,500         10,173         14,514
                                                      -----------    -----------    -----------    -----------
                    Total expenses                        423,800        464,388      1,176,347      1,070,389
                                                      -----------    -----------    -----------    -----------

INCOME BEFORE GAIN (LOSS) ON                               24,041        (72,658)        80,057        (45,959)
                                                      -----------    -----------    -----------    -----------
REAL ESTATE OWNED
       Operating expenses of real estate owned            (14,220)         1,953        (48,193)       (10,631)
       Gain on sale of real estate owned                 (155,735)          --         (154,262)        21,317
                                                      -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                     $  (145,914)   $   (70,705)   $  (122,398)   $   (35,273)
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

     Basis of presentation.
     ----------------------

     The accounting and financial reporting policies of CAFC conform to accounting principles generally accepted in the United States of America and with the policies adopted by the Trust. CAFC's selected financial information has been prepared on the accrual basis of accounting and consistent with the periods reported by the Trust.

     Accounts receivable.
     --------------------

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

     A reconciliation of the mortgage notes receivable follows:


                                          Nine months ended         Year ended
                                             September 30,         December 31,
                                             -------------         ------------
                                                 2003                  2002
                                                 ----                  ----
     Balance, beginning of period           $  6,092,094         $  8,631,751
     Additions during period:
         Originations                         24,044,257           16,436,099
         Transfers from Trust                       --                 44,362
     Deductions during period:
         Collections of principal               (563,449)          (2,572,728)
         Sales                               (18,923,177)         (16,098,320)
         Foreclosures, net of reserve         (1,111,245)            (271,499)
        Write off of uncollectible loans       (175,000)              (77,571)
                                            -----------          ------------
     Balance, end of period                 $  9,363,480         $  6,092,094
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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Allowance for losses.
     ---------------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $100,000 and $225,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of September 30, 2003 and December 31, 2002, respectively. CAFC's actual losses may differ from the estimate.

     A reconciliation of the allowance for losses follows:

                                                   Nine months      Year ended
                                                      ended
                                                   September 30,    December 31,
                                                   -------------    ------------
                                                       2003             2002
                                                       ----             ----
     Balance, beginning of period                  $  225,000       $  118,000
     Provision for loan loss                           60,000          192,576
     Write off of uncollectible loans
         and write-down of real estate owned         (185,000)         (85,576)
                                                   ----------       ----------
     Balance, end of period                        $  100,000       $  225,000
                                                   ==========       ==========

     Real estate owned.
     ------------------

     As of January 1, 2002, CAFC held one property with a value of $567,000. During 2002, CAFC sold two properties for a gain of $21,317, two properties were acquired by foreclosure and three properties were purchased from the Trust for $1,648,760. Net proceeds from the sales were $824,310. As of December 31, 2002, CAFC held four properties at a value of $1,676,261. During 2003, CAFC purchased one property from the Trust for $600,000 (including assumption of a $300,000 mortgage), one property was acquired by foreclosure and two properties were sold for a gain of $1,473. As of September 30, 2003, CAFC held three properties at a value of $2,743,330.

     A reconciliation of real estate owned follows:

                                                        Nine months          Year ended
                                                           ended
                                                        September 30,       December 31,
                                                        -------------       ------------
                                                            2003                2002
                                                            ----                ----
Balance, beginning of period                           $ 1,676,261          $   567,000
Properties purchased                                       600,000            1,648,760
Foreclosed mortgage notes, net of reserve (non-cash)     1,111,245              271,499
Capital costs of real estate owned                         649,560                  ---
Real estate sold                                        (1,129,474)            (802,993)
Property written down                                     (164,262)              (8,005)
                                                       -----------          -----------
Balance, end of period                                 $ 2,743,330          $ 1,676,261
                                                       ===========          ===========

During the fourth quarter, CAFC sold an REO with a balance of $1,911,732 as of September 30, 2003. In addition to reducing the REO balance in the subsequent reporting period by $1,911,732, a loss of $22,770 was reported in the period ending September 30, 2003.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Warehousing facilities.
     -----------------------

     As of September 30, 2003 and December 31, 2002, CAFC had borrowed $5,835,903 and $3,382,940, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of September 30, 2003 and December 31, 2002, the interest rate was 6.0%. For the three and nine month periods ended September 30, 2003 and 2002, CAFC's interest expense totaled $81,969 and $168,019 and $46,258 and $164,877, respectively, of which $27,588 and
     $14,770 was outstanding as of September 30, 2003 and 2002, respectively. During the three months ended September 30, 2003, interest payments of $8,270 paid to the Trust were capitalized in CAFC's REO balance. The facility is cancelable by either party upon 30 days written notice.

     As of September 30, 2003 and December 31, 2002, CAFC had borrowed $4,026,795 and $2,054,560, respectively, under a $5,000,000 funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. As of September 30, 2003 and December 31, 2002, the Prime rate was 4.00% and 4.25%, respectively. Interest is payable monthly with $10,290 and $5,952 accrued and payable as of September 30, 2003 and December 31, 2002, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of September 30, 2003, CAFC had borrowed $0 from a $4,000,000 mortgage secured credit facility. The facility provides a 97 % to 99% advance rate on the notes outstanding balance at a rate of Prime to Prime plus 7.00% with a floor of 5.25%. The applicable interest rate increases the longer the financed mortgage remains on the credit facility. Interest is payable monthly with $0 accrued and payable as of September 30, 2003. The facility is cancelable by either party upon 30 days written notice.

     As of September 30, 2003 and December 31, 2002, CAFC had borrowed $212,667 and $406,083, respectively, from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly with accrued interest of $1,907 and $3,762 as of September 30, 2003 and December 31, 2002, respectively. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. The Trust has guaranteed the repayment of both principal and interest. The facility matures October 2003.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions.
     ---------------------------

     The Manager earns an administration fee equal to 25 basis points on home loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. As of September 30, 2003 and 2002 CAFC has expensed $63,916 and $32,738, respectively.

     CAFC received an advance of $5,835,903 and $3,382,940 under a warehouse line of credit from the Trust, as of September 30, 2003 and December 31, 2002, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of September 30, 2003 and December 31, 2002 was 6.0%. CAFC expensed interest of $81,969 and $46,258 and $168,019 and $164,877 for the three and nine months

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, additional interest payments of $8,270 paid to the Trust were capitalized in CAFC's REO balance. As of September 30, 2003 and December 31, 2002, CAFC had a payable to the Trust of $22,196 and $0, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of September 30, 2003 and December 31, 2002, CAFC had a payable to the Manager of $4,989 and $12,093, respectively, and a payable to the Trust of $11,100 and $0, respectively. This account is shown on the balance sheet as Due to affiliates. No interest is charged on these accounts.

     CAFC also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of September 30, 2003 and December 31, 2002, no borrowings were outstanding from CRF.

     During the first nine months of 2003 CAFC sold $11,718,189 in loans to the Trust, at par value.

11.  Notes payable
     -------------

     As of September 30, 2003 and December 31, 2002, the Trust had borrowed $10,000,000 and $6,999,102, respectively, under a line of credit term facility, with specific mortgage notes receivable pledged as collateral against the advances. During 2002, the Trust secured a 21-month extension of the maturity date of this existing $7,000,000 term credit facility through September 30, 2004. As part of the borrowing, the lender also agreed to provide the Trust with up to an additional $3,000,000 credit facility to allow the Trust to "bulge" its aggregate borrowings to $10,000,000 during the facility's term. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at September 30, 2003 and December 31, 2002 was 1.12% and 1.31%, respectively) plus 2.00% and is payable monthly.

     As of September 30, 2003 and December 31, 2002, the Trust had borrowed $3,500,000 and $3,840,000, respectively, under a second warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $4,000,000, with specific mortgage notes receivable pledged as collateral against the advances. Annual interest is the applicable prime rate (4.00% and 4.25% as of September 30, 2003 and December 31, 2002, respectively) plus 0.50% and is payable monthly. The facility matures December 31, 2003.

     The above warehouse lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

     The Trust finances a portion of its treasury stock repurchases by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at 4.75%. Margin debt is callable at the discretion of the investment bank. As of September 30, 2003 and December 31, 2002, the Trust owed $88,626 and $133,248, respectively, in margin debt.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The management fee paid by the Trust to the Manager was $68,404 and $62,690 and $195,076 and $211,587, for the three and nine-month period ended September 30, 2003 and 2002, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust incurred $5,500 and $4,000 and $17,500 and $12,500 in REO management fees for the three and nine-month periods ended September 30, 2003 and 2002, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00% provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten-year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and nine-month periods ended September 30, 2003 and 2002 were $0 and $0 and $51,255 and $13,466, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2003 the Trust capitalized 40% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 60% of the fee is expensed as the portion attributed for servicing. As of December 31, 2002 the Trust capitalized 47.5% of this fee as origination costs and amortized them over the weighted average life of the portfolio. The remaining 52.5% of the fee was expensed as the portion attributed for servicing. For the three and nine-month periods ended September 30, 2003 and 2002, the Trust paid loan origination and servicing fees of $122,404 and $124,492 and $349,121 and $354,529, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of September 30, 2003, the Trust had a receivable of $12,239 from CAFC, a receivable of $22,636 from the Manager and a payable to CRF of $300,000. As of December 31, 2002, the Trust had a receivable of $12,093 from CAFC, a receivable of $117,665 from the Manager and a payable of $2,719 to CRF. No interest is charged on these inter-company accounts.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

12.  Related party transactions (continued)
     --------------------------------------

     As described in Note 6, as of September 30, 2003 and December 31, 2002, the Trust advanced to the CAFC $5,835,903 and $3,382,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of September 30, 2003 and December 31, 2002, the applicable interest rate was 6.0%. During the three and nine months ended September 30, 2003 and 2002, the Trust earned interest in the amount of $81,969 and $168,019 and $46,258 and $164,877, respectively, of which
     $27,586 and $14,770 was outstanding as of September 30, 2003 and 2002, respectively.

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

     The activity in the Plan for the nine months ended September 30, 2003 and the year ended December 31, 2002 follows:

                                                           Weighted average
                                         Options            exercise price
                                         -------            --------------

Outstanding at January 1, 2002           241,500              $   10.30
               Granted                        --                     --
               Exercised                 (20,949)                  9.55
               Forfeited                      --                     --
                                         -------              ---------
Outstanding at December 31, 2002         220,551              $   10.37
               Granted                        --                     --
               Exercised                 (36,851)                  9.02
               Forfeited                      --                     --
                                         -------              ---------
Outstanding at September 30, 2003        183,700              $   10.60
                                         =======              =========
Outstanding options exercisable as of
              January 1, 2002            241,500              $   10.30
               December 31, 2002
                                         220,551                  10.37
               September 30, 2003        183,700                  10.60


     As of January 1, 2002, all the Plan's stock options have been granted and the unexercised stock options are 100% vested.

     The following table summarizes information with respect to stock options outstanding at September 30, 2003:

                                                Options outstanding and exercisable
                                       -------------------------------------------------------
                                                       Weighted-average
                                                           remaining             Weighted-
                                       Number of       contractual life      average exercise
                                        shares            (years)                  price
Range of exercise prices               -------------------------------------------------------

   $9.00 - $9.06                         119,050            6.85                 $  9.03
   $13.50                                 64,650            5.50                   13.50
                                         -------            ----                 -------
                                         183,700            6.37                 $ 10.60
                                         =======            ====                 =======

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

14.  Common stock options (continued)
     --------------------------------

     The Trust accounts for stock options under APB 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS 123, is presented below for the three and nine-month periods ended September 30, 2003 and 2002:

                                             Three Months Ended     Nine Months Ended
                                                September 30           September 30
                                              2003       2002        2003        2002
                                              ----       ----        ----        ----
Net income available to common stock       $ 23,756   $ 121,428   $ 470,270   $ 562,302
Less: Stock based expense
     using the fair value method               --          --          --          --
                                           --------   ---------   ---------   ---------
Pro forma net income available to
common stock                               $ 23,756   $ 121,428   $ 470,270   $ 562,302
                                           ========   =========   =========   =========

Net income per common share:
Basic:
     As reported                             $0.06       $0.29       $1.11       $1.35
     Pro forma                               $0.06       $0.29       $1.11       $1.35
Diluted:
     As reported                             $0.05       $0.23       $0.95       $1.12


     Since no options were granted or vested during 2002 or 2003, the reported operating results are identical to the pro forma amounts.

15.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2003 and 2002:

                                                       Three Months Ended        Nine Months Ended
                                                          September 30              September 30
                                                        2003        2002          2003        2002
                                                        ----        ----          ----        ----
Numerator:
Net income                                           $ 101,708    $ 208,685    $ 708,784    $ 825,250
Preferred dividends attributable to income             (77,952)     (87,257)    (238,514)    (262,948)

Numerator for basic and diluted Earnings per share
income available to common
stockholders                                         $  23,756    $ 121,428    $ 470,270    $ 562,302
Denominator:
    Basic weighted average shares                      422,596      423,036      422,575      417,226
    Dilutive effect of options                          77,577      101,987       73,490       85,415
                                                     ---------    ---------    ---------    ---------
    Diluted weighted average shares                    500,173      525,023      496,065      502,641
                                                     =========    =========    =========    =========

Basic earnings per common share                      $    0.06    $    0.29    $    1.11    $    1.35
                                                     =========    =========    =========    =========
Diluted earnings per common share                    $    0.05    $    0.23    $    0.95    $    1.12
                                                     =========    =========    =========    =========

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

Management's discussion and analysis of the results of operations for the three and nine month periods ended September 30, 2003 and 2002 follows:

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of September 30, 2003 and December 31, 2002 and the Statement of Operations for the three and nine-month periods ended September 30, 2003 and 2002. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation commencing with the Trust's January 1, 2004 reporting period.

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

 Commitments and Contingencies. As of September 30, 2003, the Trust's loan portfolio included 96 loans totaling $20,126,463 of which nine loans totaling $1,681,915 representing 8% of the loan portfolio were delinquent over two months. One delinquent loan, totaling $178,326, was brought current by October 31, 2003. After adjusting the September 30, 2003 delinquent balances for this payment, the delinquencies in excess of two months are eight loans totaling $1,503,589 or 7% of the loan portfolio. In assessing the collectability of these delinquent mortgage loans, management has established a loan loss reserve of $240,000, if it is necessary to foreclose upon the mortgage loans.

As of September 30, 2002, the Trust's loan portfolio included 98 loans totaling $18,960,365 of which 13 loans totaling $2,844,240 representing 15% of the loan portfolio were delinquent over two months. One delinquent loan totaling $79,939 was brought current by October 31, 2002. After adjusting the September 30, 2002 delinquent balances for this payment, the delinquencies in excess of two months are 12 loans totaling $2,764,301 or 15% of the loan portfolio. In assessing the collectability of these delinquent mortgage loans, management had established a loan loss reserve of $275,000, if it is necessary to foreclose upon the mortgage loans.

 The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 2003 and September 30, 2002.

-------------------------------------------------------------------------------------------------------------------
       Maximum Other                                      Amount of Commitment Expiration Per Period
        Commercial                  Total
       Commitments (a)             Amounts     ---------------------------------------------------------------------
     as of September 30,          Committed       Less than       1 - 3 years          4 - 5           After 5
            2003                                    1 year                              years            years
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Lines of Credit (b)              $14,088,626     $14,088,626           -                 -                -
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Standby Repurchase                  (c)               -                -                 -                -
Obligations
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Guarantees (d)                    212,667            212,667           -                 -                -
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Total Commercial Commitments    $14,301,393      $14,301,393           -                 -                -
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. The Trust's outstanding balances, as of September 30, 2003, that are due in less than 1 year and due in 1 to 3 years are $13,588,626 and $0, respectively.

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

Three and Nine months ended September 30, 2003 and 2002. Revenues for the three months ended September 30, 2003 decreased to $537,037 as compared to $639,108 for the same period in the prior year. The decrease in revenue during this period was primarily due to a net decrease of $74,457 in Equity in gain from CAFC and lower interest income earned from mortgages reduced revenues of $73,709. The decrease in mortgage interest was due to a smaller average monthly portfolio loan balance, while the increase in interest income from CAFC was due higher CAFC borrowings.

Expenses for the three months ended September 30, 2003 increased to $435,329 as compared to $429,239 for the same period in the prior year. The increased expenses during the period were nominal. Specifically, higher interest expenses of $13,411 and higher management fees of $11,214 were nearly offset by reduced provisions for loan losses of $13,000 and lower interest expense from related parties of $7,609.

Revenues for the nine months ended September 30, 2003 decreased to $1,969,290 as compared to $2,138,860 for the same period in the prior year. The decreased revenues during the period were due to lower interest income earned from mortgages of $87,029 and a reduction in the Equity in gain from CAFC of $86,251. Interest income from CAFC's warehouse borrowings increased $11,412, which was due to greater borrowings.

Expenses for the nine months ended September 30, 2003 decreased to $1,260,506 as compared to $1,288,384 for the same period in the prior year. The decreased expenses during the period were primarily due to reduced interest expenses of $11,720, reduced taxes of $12,347 and reduced general and administrative costs of $33,653. Increased management fees of $46,836 were primarily due to an increase in notes receivable.

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

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 2003, the Company added a new $4,000,000 line of credit. As of September 30, 2003, the Company has lines of credit for $23,000,000 with four different lenders. During the fourth quarter of 2003, two of these facilities will contract requiring the payment of $4,500,000. Management believes that the cash flow from the payment of mortgage notes receivable, existing bank loan facilities, the renewal of existing bank loan facilities and additional credit facilities anticipated to be acquired will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months. However, if the existing credit facilities are not renewed and if replacement facilities are not obtainable, the Trust could experience a decrease in net income and default upon existing loan covenants. The loans pledged to secure the Company's borrowings are short-term, performing assets. The Company has encountered increasing difficulty renewing credit facilities that permit the warehousing of loans in excess of 90 days.

There is no assurance that the Company can renew or replace the existing credit facilities to avoid default.

As of January 1, 2003 and 2002, the Trust had $494,443 and $441,909 of cash and cash equivalents, respectively. During the nine-month period ended September 30, 2003, cash and cash equivalents decreased by $266,151 and it decreased by $218,998 during the same period for the prior year, 2002. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2003 and 2002 were $228,292 and $222,911.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash provided by operating activities during the nine months ended September 30, 2003 and 2002 was $894,987 and $582,532, respectively. During the first nine months of 2003, net income provided $708,784, a net increase in due to affiliates provided $303,335 and a net decrease in other liabilities used $102,371. During the same period in the prior year, net income provided $825,250, an increase in accounts receivable used $251,666 and a net decrease in due from affiliates used $102,182.

Net cash of $2,704,265 was used in investing activities for the nine months ended September 30, 2003 whereas net cash of $15,968 was provided from investing activities for the nine months ended September 30, 2002. During the first nine months of 2003, a net increase in mortgage notes receivable used $220,072 and an increase in warehousing facilities to related parties used $2,452,963. During the same period in the prior year, increased net mortgage notes receivable used $1,221,442, which was partially offset by reduced affiliate warehouse borrowing which provided $1,171,711.

Net cash of $1,543,127 was provided while net cash of $817,653 was used by financing activities during the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2003, increased borrowings provided cash of $2,616,276 while dividends and net treasury stock purchases reduced cash by $813,653 and $259,496, respectively. During the same period in the prior year, cash was reduced by $159,595 for repayment of borrowings and by $740,700 for the payment of dividends whereas net treasury stock sales increased cash by $102,297.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Company's loans are valued on the September 30, 2003 balance sheets at the lower of cost or market.

 As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets are decreased, the market value of the Company's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Company's loans. In addition, changes in the general level of the LIBOR money market rates can affect the Company's net interest income. The majority of the Company's liabilities are floating rate based on a spread over the average one month LIBOR. A portion of the Company's liabilities is also based on a spread over the daily Prime Rate. As the level of LIBOR and/or the Prime Rate increases or decreases, the Company's interest expense will move in the same direction.

On account of the relatively short adjusted weighted average maturity of the Company's portfolio (37.6 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.

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

The Company manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Company assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Company's portfolio would reduce third quarter 2003 net income available to common shareholders by $240,000. Such an event would reduce net income available to common shareholders to a loss of $138,292.

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Company's liabilities to the portfolio's adjusted weighted average maturity (37.6 months).

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

--------------------------------------------------------------------------
                     Interest Rate Change in Basis Points
------------------------------------------------------------- ------------
                    (200 bp)        (100 bp)        100 bp        200 bp
---------------- --------------- -------------- ------------- ------------
     Annual            15%             8%           (10%)         (21%)
   Net Income
---------------- --------------- -------------- ------------- ------------



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



                                /s/Richard J. Wrensen
                                ---------------------
                                Richard J. Wrensen
                                Chief Financial Officer and
                                Executive Vice President



                                /s/Dennis R. Konczal
                                --------------------
                                Dennis R. Konczal
                                President and Chief Operating Officer

                                   EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                      ANNOUNCES EARNINGS FOR THIRD QUARTER

SAN FRANCISCO - (BUSINESS WIRE)- November 19, 2003 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-News) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced net income of $101,708 ($.06 basic and $0.05 diluted per share) for the three months ending September 30, 2003 and $708,784 ($1.11 basic and 0.95 diluted per share) for the nine months ended September 30, 2003, as compared to net income of $208,685 ($0.29 basic and $0.23 diluted per share) and $825,250 ($1.35 basic and $1.12 diluted per share), respectively, for the like periods in 2002. Revenues were reported as $537,037 for the three months ending September 30, 2003 and $1,969,290 for the nine month period ending September 30, 2003, as compared to $639,108 and $2,138,860 for the same periods in 2002.

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