Form 10KSB
period 2003-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2004-04-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625

                       -----------------------------------
                       CAPITAL ALLIANCE INCOME TRUST LTD.,
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

Registrants Revenues for its most recent fiscal year were $2,605,765.

As of March 29, 2004, the Registrant's common shares closed at $20.60 and the aggregate market value of the Registrant's shares of Common Stock, $.01 par value, held by non-affiliates of the registrant was approximately $6,798,000. At that date approximately 435,000 common shares were outstanding and 330,000 common shares were held by non-affiliates.

                                TABLE OF CONTENTS

PART I........................................................................4


ITEM 1. DESCRIPTION OF BUSINESS...............................................4
      General.................................................................4

MORTGAGE INVESTMENT BUSINESS..................................................4
      General.................................................................4
      Mortgage Loan Portfolio.................................................4
      Financing...............................................................5

MORTGAGE CONDUIT BUSINESS.....................................................5
      General.................................................................5
      Marketing and Production................................................6
      Underwriting............................................................6
      Whole Loan Sales........................................................7

WAREHOUSE LENDING BUSINESS....................................................7

HEDGING.......................................................................7

SERVICING.....................................................................8
      Servicing Portfolio.....................................................8
      Geographical Distribution...............................................8
      Interest................................................................8
      Maturity................................................................9
      Delinquencies...........................................................9

REGULATION....................................................................9

COMPETITION..................................................................10

EMPLOYEES....................................................................10

SELECTED FINANCIAL DATA......................................................11

ITEM 2. DESCRIPTION OF PROPERTY..............................................11

ITEM 3. LEGAL PROCEEDINGS....................................................11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..................12

PART II......................................................................12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............13

OVERVIEW.....................................................................13

CRITICAL ACCOUNTING POLICIES.................................................13
      Operating Strategy.....................................................14
      Loan Origination and Loan Servicing....................................15
      Contingencies and Commitments..........................................15

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002........16

INFLATION....................................................................16

LIQUIDITY AND CAPITAL RESOURCES..............................................16

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2003.........16

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2002.........17

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................17
      Market Risk............................................................17
      Asset and Liability Management.........................................18

ITEM 7. FINANCIAL STATEMENTS.................................................18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURES................................................20

PART III.....................................................................20

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
        REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........20

DIRECTORS....................................................................20

AUDIT COMMITTEE - FINANCIAL EXPERTS..........................................21

EXECUTIVE OFFICERS...........................................................21

ITEM 10. EXECUTIVE COMPENSATION..............................................22

COMPENSATION OF OFFICERS.....................................................22

COMPENSATION OF DIRECTORS....................................................22
      Director Fees..........................................................22
      Committee and Other Meeting Fees.......................................22
      Reimbursements.........................................................22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.....................................23
      (a)   Equity Compensation Plan Information.............................23
      (b)   Security Ownership of Certain Non-Management or Non-Affiliate
            Beneficial Owners................................................23
      (c)   Security Ownership of Management.................................23
      (d)   Changes in Control...............................................24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25
      Arrangements and Transactions with Members of the Management CAAI......25
      Sale and Purchase of Loan..............................................25
      Other Business Activities..............................................25

PART IV......................................................................26

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................26
      (a)   Exhibits.........................................................26
      (b)   Reports on Form 8-K..............................................26
      (c)   Miscellaneous Exhibits...........................................27

ITEM 14. CONTROLS AND PROCEDURES.............................................27

ITEM 15. NOT APPLICABLE......................................................27

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................27

SIGNATURES...................................................................28

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF
2002.........................................................................29

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,..........30

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General
-------
         Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 29, 1996 two Delaware business trusts, Capital Alliance Income Trust I and Capital Alliance Income Trust II were merged into the Trust. On April 15, 1997 the Trust formed its non-qualified REIT subsidiary to conduct a mortgage conduit business and holds a 99% economic interest in CAFC through ownership of all of its Series "A" Preferred Stock. The Trust's Manager holds all of the Common Shares of CAFC and a 1% economic interest in CAFC

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, is a specialty mortgage finance company, which, together with its subsidiary, operates a mortgage banking concern that emphasizes three areas referred to herein as (1) the Mortgage Investment Business, (2) the Mortgage Conduit Business, and (3) the Warehouse Lending Business. All mortgage investments originated by the Company are originated by CAFC and portfolio investments are sold to the Trust by CAFC at par. The Trust directly conducts its Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans and its Warehouse Lending Business which provides secured warehouse and repurchase financing to CAFC and an affiliated mortgage banker. The Mortgage Conduit Business, which originates and purchases as a wholesale mortgage banker, non-conforming residential mortgage loans is conducted through CAFC in which the Trust holds a 99% economic interest. Both the Company and CAFC are externally advised by Capital Alliance Advisors, Inc. ("CAAI" or "Manager").

         References to financial information of the Trust for the years ending 2001, 2002, and 2003 reflect the financial operations of the Trust and its Mortgage Investment and Mortgage Warehouse businesses and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC.

MORTGAGE INVESTMENT BUSINESS

General
-------
         The Trust, through its Mortgage Investment Business, acquires mortgage loans which are principally non-conforming residential mortgage loans with a maximum 75% combined loan-to-value ratio for investment. The Mortgage Investment Business invests in both first and junior mortgage loans. Income is earned principally from the net interest income received by the Trust on mortgage loans held in its portfolio and secondarily from fees received in connection with their origination. Such acquisitions are financed with the Trust's shareholders' equity and borrowings. The Company's borrowings, other than warehouse lines of credit and repurchase financing obtained by CAFC, are restricted by the Trust's Bylaws to four (4) times the Trust's total shareholders' equity.

Mortgage Loan Portfolio
-----------------------
         The Trust invests a substantial portion of its portfolio in non-conforming first and second mortgage loans. Although the Trust may purchase such loans from unaffiliated third parties, mortgage investments are primarily purchased from CAFC. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans held for the Trust's portfolio have a combined loan-to-value, at the time of origination, of not more than 75% of the collateral's value. The collateral's value is verified by independent appraisal. As of December 31, 2003 the Trust's loan portfolio totaled $20,556,488 with an average loan size of $221,038, an average weighted yield of 12.26%, a weighted average adjusted maturity of 44 months and a weighted average combined loan-to-value ratio of 69.5%. First deeds of trust comprised 28% of the portfolio's dollar value and junior deeds of trust comprised 72%. As of December 31, 2002 the Trust's loan portfolio totaled $19,906,391 with an average loan size of $199,064, an average weighted yield of 13.19%, a weighted average adjusted maturity of 30 months and a weighted average combined loan-to-value ratio of 66.9%. First deeds of trust comprised 36% of the portfolio's dollar value and junior deeds of trust comprised 64%. The highest concentration of nonconforming mortgage loans, owned by the Trust, are located in California because of the general prevalence of higher property values and mortgage loan balances.

Financing
---------
         The Mortgage Investment Business is financed by the Trust's shareholders' equity and bank borrowings. The Trust's Bylaws restrict the encumbrance of the Trust's assets to four (4) times the Trust's total shareholders' equity. The Trust's portfolio of mortgage loans at December 31, 2003 was partially encumbered by two different bank lines of credit in the amounts of $9,000,000 and $2,750,000 respectively. This encumbrance limitation does not apply to CAFC.

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

       The Trust is negotiating for additional lines of credit secured by a portion of the Trust's mortgage loan portfolio and at rates that are consistent with its financing objectives described herein. The Trust, through CAFC, has obtained third-party warehouse financing at interest rates that are consistent with its financing objectives described herein. The Trust also extends a warehouse reverse repurchase facility to CAFC, which at December 31, 2003 aggregated $2,638,226. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which CAFC effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

MORTGAGE CONDUIT BUSINESS

General
-------
         CAFC was organized on April 15, 1997 as a taxable subsidiary and began its mortgage origination and whole loan sales operations on a start-up basis in August, 1997. The Mortgage Conduit Business consists primarily of the origination and the purchase and sale of mortgage loans with a complete spectrum of credit grades secured by first liens and second liens on single (one-to-four) family residential properties that are originated in accordance with its underwriting guidelines. The Trust's Mortgage Conduit Business acts as a conduit between the originators of such mortgage loans and permanent investors in such loans. Capital Alliance Advisors, Inc. contracts with CAFC for its management and for its mortgage origination, loan processing and underwriting, and secondary sales services. CAFC has its executive offices in San Francisco, a branch office in Irvine, and a satellite office in San Diego, California. The Trust's Manager owns a 1% economic interest and 100% of the voting control of CAFC.

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

Marketing and Production
------------------------
         CAFC's competitive strategy in its Mortgage Conduit Business is to offer to its mortgage loan broker and correspondent network, a complete spectrum of credit-grade residential mortgage loans to be sold in the secondary market network. This should enable CAFC to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and correspondents and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to provide responsive and consistent underwriting and funding services to its mortgage broker and correspondent networks. CAFC and the Trust emphasize flexibility in their mortgage loan products to attract, establish and maintain relationships. CAFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the origination network.

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

         The Trust's Manager, through its origination network, including the Trust's subsidiary CAFC which is managed by CAAI, accounted for 100% of the total mortgage loans purchased by the Trust during the year ended December 31, 2003. These loans were purchased at par.

Underwriting
------------
         The Trust's Manager, CAAI, provides documentation for the origination or purchase of mortgage loans and performs the underwriting function for all of the Trust's loans on a contract basis with the Trust. The Trust's Manager also performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are originated or purchased only after completion of a legal documentation and eligibility criteria review.

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

Whole Loan Sales
----------------
         CAFC sells its mortgage loans on a loan-by-loan or "flow" basis, service released. CAFC does not accumulate a pool of mortgage loans for sale to investors in whole loan sale transactions. While the loans sold by the Trust's Mortgage Conduit Business will generally be sold on a non-recourse basis with respect to economic interest and rate risk, such sales will generally be made pursuant to agreements that provide for recourse by the purchaser against the Trust's Mortgage Conduit Business in the event of a breach of any representation or warranty made by the Trust's Mortgage Conduit Business, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. The Trust's Mortgage Conduit Business will generally try to limit the remedies of such purchasers to the remedies the Trust's Mortgage Conduit Business receives from the persons from whom the Trust's Mortgage Conduit Business purchases a portion of such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans may be broader than those available to the Trust's Mortgage Conduit Business against its seller, and should a purchaser exercise its remedies and rights against it, the Mortgage Conduit Business may not always be able to enforce whatever remedies it may have against its sellers.

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

         Utilizing reverse repurchase agreements, at December 31, 2003, the Trust had outstanding balances of $2,638,226 to CAFC and $0 to Calliance Realty Fund. As of December 31, 2002, the Trust had outstanding balances of $3,382,940 to CAFC and $0 to Calliance Realty Fund, LLC. Both CAFC and Calliance Realty Fund, LLC are affiliated mortgage banking companies.

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

         However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Mortgage Conduit Business or Mortgage Investment Business from interest rate risks. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases or in a period of rising and fluctuating interest rates. Therefore, the Mortgage Conduit Business or Mortgage Investment Business may be prevented from effectively hedging its interest rate risks, without significantly reducing its return on equity.

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


Servicing Portfolio
-------------------
         The following tables set forth certain information regarding the Trust's servicing portfolio of loans for the years ended.

                                            December 31, 2001     December 31, 2002     December 31, 2003
                                            -----------------     -----------------     -----------------
Beginning servicing portfolio                  $11,906,586           $17,738,923           $19,906,391
Loans added to the servicing portfolio         $15,380,173           $14,195,708           $14,827,987

Loans sold, servicing released and principal
     paydowns (1)                              $ 9,547,836           $12,028,240           $14,177,890
              --                               -----------           -----------           -----------

Ending servicing portfolio                     $17,738,923           $19,906,391           $20,556,488

Number of loans serviced                                99                   100                    93
Average loan size                              $   179,181           $   199,064           $   221,038

         (1) Includes normal loan payoffs, principal amortization prepayments, and loans contributed as capital to CAFC, less reserves and foreclosures.


Geographical Distribution
-------------------------
              The following table sets forth the geographic distribution of the Trust's servicing portfolio at the dates presented:

             December 31, 2001             December 31, 2002            December 31, 2003
             -----------------             -----------------            -----------------
            Number         $-% of       Number          $-% of        Number         $-% of
State      of loans       Portfolio    of loans       Portfolio      of loans      Portfolio
-----      --------      ---------      -------       ---------      -------       ---------
CA             95             96%           96            97%             91            99%
OR              1              1%            0             0%              0             0%
UT              2              2%            2             2%              0             0%
Other           1              1%            2             1%              2             1%
               --            ---           ---           ---              --           ---

Totals:        99            100%          100           100%             93           100%

Interest
--------
         The weighted average interest for the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 2001 was 13.21%, at December 31, 2002 was 13.19%, and at December 31, 2003 was 12.26%.

Maturity
--------
         The weighted average adjusted maturity of the Trust's portfolio of loans in its Mortgage Investment Business at December 31, 2001 was 25 months, at December 31, 2002 was 30 months, and at December 31, 2003 was 44 months. The following table shows the Trust's loan maturities at the dates presented.

                    December 31, 2001             December 31, 2002               December 31, 2003
                    -----------------             -----------------               -----------------
  Terms            Amount          $-% of         Amount          $-% of        Amount           $-% of
  of Loans        of loans       Portfolio      of loans       Portfolio       of loans         Portfolio
  --------        --------       ---------      --------       ---------       --------         ---------
0-12 months     $7,339,035           41%       $6,659,116          34%        $2,776,410            13%
13-24 months     1,143,689            6%        2,097,044          10%         2,027,664            10%
25-36 months        84,946            1%        1,227,613           6%         2,704,179            13%
37-48 months     2,208,485           13%        3,816,916          19%         2,993,039            15%
Over 48          6,962,768           39%        6,105,703          31%        10,055,196            49%
                 ---------          ---         ---------         ---         ----------           ---

  Totals:      $17,738,923          100%      $19,906,392         100%        20,556,488           100%
               ===========          ===       ===========         ===         ==========           ===

Delinquencies
-------------
         The following table shows the Trust's delinquency statistics for its servicing portfolio at the dates presented.

                       December 31, 2001            December 31, 2002                December 31, 2003
                       -----------------            -----------------                -----------------
    Loans              Number         $-% of      Number          $-% of           Number         $-% of
Delinquent For:       of loans      Portfolio    of loans       Portfolio         of loans      Portfolio
---------------       --------      ---------    --------       ---------         --------      ---------
31-60 days               6              4%           10            11%                 7             8%
61-90 days               8              5%            0             0%                 6            10%
91 days +                5(1)           3%           16(2)         19%                 8(3)         12%
--                      --             --            --            --                 --            --
Totals:                 19             12%           26            30%                21            30%
                        ==             ==            ==            ==                 ==            ==

     (1) Three of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2002. (2) 12 of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2003. (3) Two of the 91 days+ delinquent loans were either paid off in full or brought current by March 15, 2004.

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

EMPLOYEES

         The Trust has no employees. The Manager employs and provides all of the persons required for the operation of the Trust and its Mortgage Investment Business. At December 31, 2003, the Manager employed 18 persons. Additional employees will be required to staff the anticipated growth of the Mortgage Conduit Business. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.


                 [ REMAINDER OF PAGE INTENTIONALLY LEFT BLANK ]

SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of the Trust derived from the audited financial statements for the years ended December 31, 1999, 2000, 2001, 2002 and 2003.

         The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                          Year Ended December 31
                                                          ----------------------

Financial Summary                     1999          2000         2001          2002          2003
                                      ----          ----         ----          ----          ----
Operations:
Revenue                          $ 1,243,866   $ 1,623,656   $ 2,858,179   $ 2,866,253   $ 2,605,765

Net income                           450,605       515,023     1,142,896     1,108,264       909,530

Per Share Data:
Weighted average basic
     earnings (split-adjusted)          --            --     $      1.46   $      1.81   $      1.40

Weighted average diluted
     earnings (split-adjusted)          --            --     $      1.05   $      1.50   $      1.19

Balance Sheet Data:
Mortgage notes receivable        $10,807,644   $11,906,589   $17,738,923   $19,906,391   $20,556,488

Total assets                      17,006,696    19,299,332    25,343,401    25,973,457    26,612,605

Total liabilities                  1,579,862     4,589,168    11,248,860    11,713,401    12,401,943

Stockholders' equity              15,426,834    14,710,164    14,094,541    14,260,056    14,210,662

Common share equity                9,754,458     9,125,847     8,510,224     8,675,739     8,626,165

Common shares (split-adjusted)       494,913       467,754       410,095       424,144       434,769

Common share book value          $     19.71   $     19.51   $     20.75   $     20.45   $     19.84

ITEM 2. DESCRIPTION OF PROPERTY

         The Trust and its Manager leases executive and administrative offices located at 50 California Street, Suite 2020, San Francisco, California, 94111, that consists of approximately 3,000 square feet.

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

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 2003.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low split-adjusted sale prices of the Common Stock as quoted on the American Stock Exchange and for the last two years were:

 Year             Quarter           High              Low            Dividend
 ----             -------           ----              ---            per Share
                                                                     --------

2001                1st*           $11.70            $8.25            $0.255
                    2nd*            13.50            10.56             0.255
                    3rd             13.42            11.90             0.255
                    4th             13.70            12.10             0.28

2002                1st             14.20            12.91             0.30
                    2nd             22.50            14.45             0.40
                    3rd             21.15            17.70             0.45
                    4th             18.99            17.25             0.45

2003                1st             17.25            15.90             0.45
                    2nd             19.20            16.00             0.45
                    3rd             19.48            17.01             0.45
                    4th             19.38            17.77             0.00

2004           Jan 1 - Mar 15       20.90            17.96             0.45

         * All information is adjusted to reflect the May 14, 2001 one-for-three reverse stock split.

         Holders: On December 31, 2003, there were approximately 68 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 145 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Preferred Stock, which is not publicly traded. The Trust believes that its Common Stock is beneficially held by in excess of 750 shareholders.

         In a separate, private transaction with Sutter Capital Management that closed on September 3, 2001, the Board authorized the purchase of 47,500 Common Shares at $13.50 per Share. The Trust intends to effect all share repurchase in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. During 2002, the Manager was authorized to repurchase up to $695,000 of the Trust's Common Stock, in open market purchases. As of December 31, 2002, $119,489 was available to repurchase the Trust's Common Stock. During 2003, the net Common Stock repurchase allowance increased to $1,000,000. As of December 31, 2003, $270,808 is available to repurchase the Trust's Common Stock.

         As of December 31, 2002, the Trust had acquired 97,966 Common Shares under the repurchase plan at a total cost of $575,511. During 2003, the Trust repurchased an additional 10,800 Common Shares for $153,681, which increased the total Common Shares repurchased to 108,766 at a cost of $729,192.

         During 2002 and 2003, Treasury Shares totaling 20,949 and 34,851 were used to satisfy exercised Common Share stock options. As of December 31, 2002, the Trust held 71,017 shares of Common Stock in the treasury. As of December 31, 2003, the Trust held 62,392 shares of Common Stock in the treasury.

         To maintain its qualification as a REIT, the Trust has made and intends during 2004 to make annual distributions to stockholders of at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains or loan loss reserves. The Trust declares regular quarterly Common dividend distributions and monthly Preferred dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the taxable earnings of CAFC, the financial condition of the Trust and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level for the Trust's Common Stock. The Trust paid quarterly dividends on the Trust's Common Stock for the quarters ending March 31, 2003, June 30, 2003, September 30, 2003, and December 31, 2003 at $0.45,
$0.45, $0.45, and $0.00 per post-split share respectively. The Trust reinstated its Common Share dividend in the first quarter of 2004 at $0.45 per Common Share. The Trust paid 12 consecutive monthly dividends during 2003 on the Trust's Preferred Stock at an average of approximately $.125 per post-split share per month.

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

         Preparation of Trust's financial statements is based upon the operating results of the Trust. Management's discussion and analysis of the results of operation for the years ended December 31, 2003 and December 31, 2002 follow.

OVERVIEW

         In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange with the exchange symbol of "CAA".

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

Allowance for Loan Losses. A provision for loan losses in based on management's evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, general economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, past loan loss experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance to absorb inherent losses. However, the recovery of all loan balances is susceptible to future market forces beyond the Company's control.

Real estate owned. Real estate owned represents property acquired in foreclosure of mortgage notes receivable. The real estate is carried at the lower of the value of the mortgage note receivable less selling costs on the real estate or fair market value. Certain estimates and assumptions are required in determining the cost to sell or in estimating the fair market value of the real estate.

Revenue recognition. The Company accrues interest income as it is earned. Loans may be placed on a nonaccrual status when any portion of the principal or interest is three scheduled payments past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of December 31, 2003 and December 2002 and the Statement of Operations for the year ended December 31, 2003 and December 31, 2002. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation during 2004.

         Management has discussed the Company's critical accounting policies and the development, selection and disclosure of the estimates and alternatives with the Audit Committee of the Board of Directors and obtained their approval prior to filing this report with the Securities and Exchange Commission.

Operating Strategy
         The Trust invests as a portfolio lender primarily in non-conforming mortgage loans on one-to-four unit residential properties primarily secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades.

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

Loan Origination and Loan Servicing
-----------------------------------
         Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, accounting for interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. Mortgage loan origination and loan servicing are provided to the Trust by CAAI, its Manager.

Contingencies and Commitments
-----------------------------
         As of December 31, 2003, the Trust owned a loan portfolio of $20,556,488 consisting of 93 loans, of which 14 loans totaling $4,518,527 or 22% of the portfolio loan value were delinquent over 60 days. As of March 15, 2004, four of the delinquent loans were brought current or paid off. 10 loans totaling $2,788,312 or 14% of the December 31, 2003 portfolio balance remained delinquent. As of December 31, 2003, the Trust held one property as a real estate investment.

         As of December 31, 2002, the Trust owned a loan portfolio of $19,906,391 consisting of 100 loans, of which 16 loans totaling $3,714,094 or 19% of the portfolio loan value were delinquent over 60 days. As of March 31, 2003, 12 of the delinquent loans were brought current or paid off. Four loans totaling $837,788 or 4% of the December 31, 2002 portfolio balance remained delinquent. As of December 31, 2002, the Trust held 0 properties as real estate investments.

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

         The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, the Trust did not have any commitments to fund loans as of December 31, 2003 and December 31, 2002.

         As of December 31, 2003, the following table summarizes the Trust's repayment obligations.

        Maximum Other              Total
 Commercial Commitments (a)       Amounts                 Amount of Commitment Expiration Per Period
   as of December 31, 2003       Committed      --------------------------------------------------------------
 -------------------------     -------------
                                                 Less than           1 - 3            3 - 5            After 5
                                                   1 year            years             years            years
                                                   ------            -----             -----            -----
Lines of Credit (b)             $11,798,189     $11,798,189            0                 0                0
Standby Repurchase                  (c)              0                 0                 0                0
Obligations
Total Commercial Commitments    $11,798,189     $11,798,189            0                 0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. Actual amounts outstanding as of December 31, 2003 due in less than 1 year was $11,798,189.

(c) The Company's mortgage conduit business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Revenues for the year ended December 31, 2003 decreased to $2,605,765 as compared to $2,866,253 for 2002. The Trust's larger mortgage portfolio provided $147,024 of less interest income due to lower interest rates while interest income from affiliates borrowings increased $26,014. Investment income decreased by $129,730 on account of CAFC's loss of $155,372. Other income for the year ended December 31, 2003 decreased on account of fewer prepayment fees from early mortgage payoffs.

         At year ended December 31, 2003, the mortgage notes receivable balance was $650,097 greater than the year ended December 31, 2002 mortgage notes receivable balance. At year ended December 31, 2003, the warehouse lines of credit balance to related parties was $744,714 less than the year ended December 31, 2002 warehouse lines of credit. At year ended December 31, 2003, the real estate held for sale balance was $415,000 more than the year ended December 31, 2002 balance.

         Expenses for the year ended December 31, 2003 decreased to $1,696,235 as compared to $1,724,753 for the previous year. The decrease in 2003 compared to 2002 is due to lower interest expenses to related parties of $19,216, lower tax expenses of $3,843 and decreased general and administrative expenses of $28,208. During 2003, compensation to the manager from management and loan servicing fees increased $65,000, provisions for loan losses decreased $64,963, interest expenses on loans from unrelated parties increased $17,666, and amortization expenses increased $5,046.

         During 2003, there were no real estate owned gains, losses, or expenses. The 2002 losses from sales of real estate held and real estate owned operating expenses were reported as a separate line item and did not reduce the year's expenses or increase either year's revenues.

         Net income for the year ended December 31, 2003 was $909,530. Net Income for the year ended December 31, 2002 was $1,108,264.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2003, the Trust had lines of credit of $9,000,000 and $2,750,000 with two different lenders. Both of these credit facilities mature in 2004 and may not be renewed. Management believes that cash flow from operations, the mortgage loans that are paid off, additional lines of credit anticipated to be acquired during 2004 and, if necessary, the limited sale of investment mortgages, will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2003

         As of January 1, 2003, the Trust had $494,443 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2003 were $1,038,010. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's increased liquidity was from operating activities. The primary us of cash was investing activities.

         Net cash provided by the operating activities during the year ended December 31, 2003 was $1,020,824. Net Income of $909,530 and the non cash equity in loss of affiliate of $155,372 were the primary providers of cash. The primary operating activity uses of cash was the increase in accounts receivable of $115,796, and the decrease in other liabilities of $71,221.

         Net cash of $314,507 was used in investing activities. $14,827,987 was invested in mortgage notes receivable and repayments provided $13,504,757. A decrease in affiliate warehousing provided $744,714.

         Net cash used in financing activities during the year ended December 31, 2003 was $162,750. The primary provider of cash from financing activities was $800,799 drawn from bank lines of credit while net treasury stock transactions and exercised options used $91,111 in financing activities. Dividends paid of $890,438 was the largest use of cash from financing activities.

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

         Net cash provided by financing activities during the year ended December 31, 2002 was $398,532. The primary provider of cash from financing activities was $1,359,058 drawn from bank lines of credit. Net treasury stock sales of $79,150 also provided cash from financing activities. Dividends paid of $1,020,176 were the largest use of cash from financing activities.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk
-----------
         Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are Greenspan risk, interest rate risk and credit risk.

         Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the December 31, 2003 balance sheet at the lower of cost or market.

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

         On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (44 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

         The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the reserve for loan losses in the Trust's portfolio for 2003 would reduce the 2003 GAAP income applicable to common shareholders by $206,000 or 34%.

Asset and Liability Management
------------------------------
         Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (44 months).

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

ITEM 7. FINANCIAL STATEMENTS

         The following Company financial statements are filed as part of this report:

         Independent Auditors' Report . . . . . . . . . . . . . .  F-1
         Balance Sheets . . . . . . . . . . . . . . . . . . . . .  F-2
         Statements of Operation . . . . . . . . . . . . . . . .   F-3
         Statements of Changes in Stockholders' Equity . . . . .   F-4
         Statements of Cash Flows . . . . . . . . . . . . . . . .  F-5
         Notes to Financial Statements . . . . . . . . . . . . .   F-6

         The unaudited 2003 and 2002 fourth quarter operating statement is presented on the next page with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the two year period ended December 31, 2003.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended
                                                            December 31
                                                         2003         2002
                                                         ----         ----
REVENUES
     Interest income                                  $ 605,119    $ 665,113
     Interest income from affiliates                     65,892       51,290
     Investment income from affiliates                  (34,201)       9,278
     Other income                                          (335)       1,712
                                                      ---------    ---------
         Total revenues                                 636,475      727,393

EXPENSES
     Loan servicing fees to related party               120,933       97,109
     Management fees to related parties                  70,872       76,532
Interest expense on loans                               113,101       98,876
     Interest expense on loans from related parties       5,400        9,456
     Provisions for loan losses                          51,893      100,000
     Taxes                                                4,800       (3,704)
     Amortization                                         9,176        3,900
     General and Administrative                          59,555       54,200
                                                      ---------    ---------
         Total expenses                                 435,730      436,369

INCOME BEFORE GAIN (LOSS) ON REO                      $ 200,745    $ 291,024
     Operating Expenses of REO                             --         (1,010)
Gain (loss) on Real Estate Owned                           --         (7,000)
                                                      ---------    ---------

NET INCOME                                            $ 200,745    $ 283,014
                                                      =========    =========

PREFERRED DIVIDENDS                                   $  76,788    $  87,257
                                                      ---------    ---------

NET INCOME AVAILABLE TO COMMON                        $ 123,957    $ 195,757
                                                      =========    =========

BASIC EARNINGS PER
     COMMON SHARE                                     $    0.29    $    0.47

DILUTED EARNINGS PER
     COMMON SHARE                                     $    0.24    $    0.39

DIVIDENDS PAID PER
     PREFERRED SHARE                                  $    0.36    $    0.41

DIVIDENDS PAID PER
     COMMON SHARE                                     $    0.00    $    0.45

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC EARNINGS                       429,769      418,923

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED EARNINGS                     507,735      505,550

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


            Report of Novogradac & Company LLP, Independent Auditors


To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ Novogradac & Company LLP

San Francisco, California
April 6, 2004


FIRST STREET 5TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001 HTTP://WWW.NOVOCO.COM

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Thomas B. Swartz, 72; Chairman and Chief Executive Officer (1)

         Class I Director since 1995; current term expires in 2006; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Capital Alliance Income Trust I (1991 to 1996) and Capital Alliance Income Trust II (1994 to 1996); Chairman, Sierra Capital Acceptance (1995 to
2000); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980-1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (Partner 1960-1980); Past President (1989-1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); University of California at Berkeley Boalt School of Law, L.L.B. 1959; Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); Yale University, A.B. 1954.

Dennis R. Konczal, 53; President, Director and Chief Operating Officer (1)

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

Richard J. Wrensen, 48; Executive Vice-President, Director and Chief Financial Officer (1)

         Class III Director since 2000; current term expires 2005; Executive Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra Capital Companies and its affiliates) (1997 to date); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. (real estate syndication and management (1981 to
1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Stanley C. Brooks, 55; Director (2)(3)(4)

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

Harvey Blomberg, 63; Director (1)(2)(3)

         Class I Director since 1996; current term expires 2006; Founder and principal MRHB Real Estate (real estate management company) (1988 to date); Regional Director, Connecticut Small Business Development Center (1996 to date); Partner and Chief Financial Officer, Bay Purveyors, Inc. (1976 to 1995); General Manager, Deerfield Communications (1987 to 1990); Consultant to numerous companies (financial restructuring, refinancing and marketing) (1989 to date). Renessler Polytechnic Institute, M.S. Management, 1995; Hofstra University, M.B.A. 1985; B.S. Engineering, 1966.

Donald R. Looper, 51; Director (2)(3)(4)

         Class III Director since March 2001; current term expires 2005; Senior Partner of the Houston-based law firm of Looper, Reed, & McGraw (1985 to date); Mr. Looper's legal practice has involved the representation of both public and privately-owned corporations and the complex structuring of substantial financings involving mortgage financings of real estate and international business transactions. University of Texas, B.A. degree (1974); Master of Professional Accounting degree (specialization in Tax Accounting) (1976), University of Texas; J.D. degree in Law, University of Houston (1979). Licensed to practice law in Colorado (1979) and Texas (1981).
_________________________

(1)  Also is a member of the Executive Committee.
(2)  Also is a member of the Audit Committee.
(3) Also is an Independent Director as defined in Rule 121A of the American Stock Exchange.
(4)  Also is an Audit Committee Financial Expert

AUDIT COMMITTEE - FINANCIAL EXPERTS

         Relevant qualifying experience of the designated Audit Committee Financial Expert, in addition to that set forth above under Item 9, is as follows:

Stanley C. Brooks

       Chairman, President, and Registered Financial Principal of Brookstreet Securities Corporation; Responsible for arranging all financings obtained, managing cash flow, preparing and filing with the SEC monthly focus reports, and the monthly closing and reviewing of the books of Brookstreet Securities accounting record, ledgers, and financial statements.

Donald R. Looper

       Senior Partner of Looper, Reed, & McGraw; Responsible for providing tax advice and financial accounting advice to several public companies, conforming footnote descriptions and text reports within financial statements to regulatory standards, and preparing private offerings for transactions secured by real estate.

EXECUTIVE OFFICERS

         The following persons currently serve as executive officers of the Trust or, where indicated, the Trust's Manager. The Trust's Executive Officers hold office at the discretion of the Directors.

Name                   Age  Position
----                   ---  --------

Thomas B. Swartz        72  Chairman and Chief Executive Officer

Dennis R. Konczal       53  President and Chief Operating Officer

Richard J. Wrensen      48  Executive Vice President and Chief Financial Officer

William W. Aubrey, II   45  Senior Vice President

Robert G. Johnson       43  Senior Vice President

Jennifer S. Austin      41  Corporate Secretary

         The principal occupations of the non-Director Executive Officers of the Trust during the last five years or more are set forth below:

William W. Aubrey, II, 44; Senior Vice President of Manager

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

Robert G. Johnson, 43; Senior Vice President of Manager

         Senior Vice-President, Capital Alliance Advisors, Inc. (2004); Owner and President, Johnson Mortgage Acceptance Corporation (1994-2003); Registered Representative, Whitehall-Parker Securities (1995-1999); Vice-President of Sales and Marketing, American Mortgage Network, (1990-1994); Financial consultant, Merrill Lynch (1994); California Real Estate Broker's license, Life Insurance license and NASD series 7, 63, and 65 licenses; B.S. Finance, University of San Francisco, San Francisco, CA.

Jennifer S. Austin, 41, Corporate Secretary

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

         The Trust has no full time employees and is managed by Capital Alliance Advisors, Inc. as Manager of the Trust under a Management Agreement, which requires CAAI to pay the employment expenses of its executive personnel. No compensation was paid by the Trust to any of the named executives.

COMPENSATION OF DIRECTORS

Director Fees
-------------
         The Trust pays each unaffiliated Director an annual fee of $10,000. In 2003 Messrs. Brooks, Blomberg and Looper each received $10,000 as a Director's fee.

Committee and Other Meeting Fees
--------------------------------

         The Directors are also entitled to $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 2003 total committee and meeting fees for Mr. Brooks, Mr. Blomberg and Mr. Looper were $1,700, $3,000 and $2,600, respectively.

Reimbursements
--------------
         All Directors are reimbursed for reasonable travel and other out of pocket expenses incurred in attending board and committee meetings.

         Such compensation and reimbursement arrangements for Directors may be changed by the Board of Directors pursuant to authority granted by the Trust's Bylaws.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      Equity Compensation Plan Information
         ------------------------------------

                                Number of securities      Weighted-average        Number of securities
                                  to be issued upon      exercise price of       remaining available for
                                     exercise of        outstanding options,      future issuance under
                                outstanding options,    warrants and rights     equity compensation plans
                                warrants and right *                              (excluding securities
                                                                               reflected in column (a)) *
                                ---------------------- ----------------------- ----------------------------
                                       Column                  Column                    Column
                                         (a)                    (b)                        (c)

Equity compensation plans              183,700                 $10.60                       0
 approved by security holders

Equity compensation plans not             0                     N/A                         0
 approved by security holders

            Total                      183,700                 $10.60                       0

* Reflects status of Plan as of December 31, 2003.


(b) Security Ownership of Certain Non-Management or Non-Affiliate Beneficial Owners

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of March 15, 2004 by each Non-Management or Non-Affiliated Beneficial Owner:

                                    Number of Shares        Percentage of Shares
                                         of Stock                 of Stock
                                    Beneficially Owned      Beneficially Owned
                                    ------------------      ------------------

     Name of Beneficial Owner     Common      Preferred     Common     Preferred
     ------------------------     ------      ---------     ------     ---------

     Thomas Morford (1)........     0            16,334          0        7.7%

     ---------------------

     (1) Mr. Morford is a private investor.

(c)  Security Ownership of Management
     --------------------------------

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of March 15, 2004 by (1) each Management person known to the Trust to beneficially own more than five percent of the Trust's Common Shares or Preferred Shares, (2) each Director, (3) the Trust's executive officers, (4) the Manager's executive officers, and (5) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                          Number of Shares              Percentage of Shares
                                              of Stock                       of Stock
                                         Beneficially Owned             Beneficially Owned
                                         ------------------             ------------------

Name of Beneficial Owner               Common        Preferred         Common       Preferred
------------------------               ------        ---------         ------       ---------
Thomas B. Swartz (1)(4) . . . . . . .     2,262          1,879            *            *
Dennis R. Konczal (2)(4) . . . . . .     18,332            984          4.2%           *
Richard J. Wrensen (3)(4) . . . . . .    58,380          2,145         13.4%           *
William W. Aubrey II (5) . . . . . .      2,500              0             *           0
Stanley C. Brooks (6) . . . . . . . .         0              0             0           0
Harvey Blomberg (7) . . . . . . . . .         0              0             0           0
Donald R. Looper . . . . . . . . . . .        0              0             0           0
Robert G. Johnson . . . . . . . . . .     1,500              0             *           0
Jennifer S. Austin. . . . . . . . . .         0              0             0           0
All directors and executive officers
as a group (9 persons) (8) . . . . .    108,592          8,669          25.0%        4.1%

     * Represents less than 1% of outstanding shares.
      ____________________

     (1) Mr. Swartz has unexercised options to purchase 53,687 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Swartz's spouse owns 633 shares of Series "A" Preferred Shares in which Mr. Swartz claims no beneficial interest. Such holdings represent less than 1% of the outstanding Preferred Shares.

     (2) Mr. Konczal has unexercised options to purchase 38,124 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof.

     (3) Mr. Wrensen has unexercised options to purchase 29,800 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Wrensen's spouse owns 24,000 shares of Common Stock and 2,709 Series "A" Preferred Shares as of March 15, 2003, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 5.5% of the outstanding Common Shares and 1.3% of the outstanding Preferred Shares.

     (4) Capital Alliance Advisors, Inc., the Trust's Manager, owns beneficially 25,618 Shares of Common stock and 3,661 shares of Series "A" Preferred Shares as of March 15, 2003, representing 5.9% of the outstanding Common Shares and 1.7% of the outstanding Series A Preferred Shares. Messrs. Swartz, Konczal and Wrensen are officers and directors of the Manager and collectively own all of the outstanding Common Shares of the Manager. The Manager has unexercised options to purchase 16,689 shares of Common Stock and has the right to acquire such Shares within 60 days from the date hereof.

     (5) Mr. Aubrey has unexercised options to purchase 4,750 shares of Common Stock.

     (6) Mr. Brooks has unexercised options to purchase 12,375 shares of Common Stock.

     (7) Mr. Blomberg has unexercised options to purchase 12,375 shares of Common Stock.

     (8) The totals include the Common and Preferred Shares owned by Capital Alliance Advisors Inc.


(d)   Changes in Control
      ------------------
      None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements and Transactions with Members of the Manager
---------------------------------------------------------
         CAAI is the Manager of the Trust and provides (a) management and advisory services to the Trust and CAFC in accordance with the Management Agreements with each entity and (b) mortgage origination and loan servicing services to the Trust and CAFC in accordance with the Mortgage Origination and Servicing Agreements with each entity. As previously described, the Trust will utilize the mortgage banking experience, management expertise and resources of CAAI in conducting its Mortgage Investment and its Mortgage Conduit Business. Three of the six Directors and the officers of the Trust, Messrs. Swartz, Konczal and Wrensen, own and serve as Directors and officers of CAAI. However, Unaffiliated Directors constitute 100% of the Audit Committee of the Board of Directors of the Trust. CAAI owns all of the voting common stock and a 1% economic interest in CAFC, the Trust's Mortgage Conduit Subsidiary. The Trust owns all of the nonvoting preferred stock of CAFC representing 99% of the economic interest in CAFC. CAAI has the power to elect all of the directors of CAFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of such subsidiary is required. CAAI and/or the officers and directors of CAFC who may be officers and directors of the Trust, will be separately compensated for their management services to the subsidiary and will provide origination, financing and administrative services to the subsidiary through separate agreements and an inter-company allocation of the cost of such services. The Trustees, the Manager and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Manager must upon request by the Directors disclose any investments which are within the purview of the Trust's investment policies.

         CAAI also has interests that may conflict with those of the Trust in fulfilling certain duties. In addition, Messrs. Swartz, Wrensen and Konczal, the officers and directors of CAAI are also officers and directors of the Trust. The officers and directors of CAAI are also involved in other businesses, including Calliance Realty Fund, LLC whose Mortgage Division invests in mortgages encumbering commercial and mixed-use properties as well as residential properties and which may generate profits or other compensation. The Trust will not share in such profits or compensation.

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

Sale and Purchase of Loan
-------------------------
         To provide a source of mortgage loans for the Trust's Mortgage Investment Business, CAFC, the Mortgage Conduit Subsidiary, offers to the Trust for purchase nonconforming mortgage loans and Home Equity Loans meeting the Trust's investment criteria and policies. Commitments to acquire loans will obligate the Trust to purchase such loans from the Mortgage Conduit Subsidiary upon the closing and funding of the loans, pursuant to the terms and conditions specified in the commitment. The Trust accounts for the purchase of loans from CAFC at the lower of cost, par value or fair market value.

Other Business Activities
-------------------------
         The Bylaws provide that the Directors and the Trust's agents, officers and employees may engage with or for others in business activities of the types conducted by the Trust and that they will not have any obligation to present to the Trust any investment opportunities which come to them other than in their capacities as Directors regardless of whether those opportunities are within the Trust's investment policies. Each Director is required to disclose any interest he has, and any interest known to him of any person of which he is an Affiliate, in any investment opportunity presented to the Trust.

         The Board of Directors has adopted a Code of Business Conduct and Ethics, which is included as Exhibit E.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         Exhibit No.
         3.1     Certificate of Incorporation and Amendment No. 1(1)
         3.2     Bylaws of the Registrant(1)
         3.3     Certificate of Amendment of Certificate of Incorporation(6)
         4.1     Form of Stock Certificate of Common Shares of the Registrant(2)
         10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
         10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
         10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
         23.4    Consent of Landels Ripley & Diamond, LLP(5)
         23.5    Consent of Novogradac & Company LLP(5)
         24.1    Power of Attorney of Thomas B. Swartz(1)
         24.2    Power of Attorney of Dennis R. Konczal(1)
         24.4    Power of Attorney of Stanley C. Brooks(1)
         24.5    Power of Attorney of Harvey Blomberg(1)
         24.7    Power of Attorney of Richard J. Wrensen(7)
         24.8    Power of Attorney of Donald R. Looper(8)

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

(8) This exhibit was previously contained in Form 10-K for the period ending December 31, 2002 filed with the Commission on April 10, 2003, and are incorporated by reference herein.

(b)      Reports on Form 8-K
         -------------------

         None.

(c)      Miscellaneous Exhibits
         ----------------------

         Exhibit "A":   Press Release, dated November 19, 2003 regarding
                        Earnings for Third Quarter (1.1)

         Exhibit "B":   Press Release, dated December 24, 2003 regarding
                        Earnings Forecast for Fourth Quarter (1.2)

         Exhibit "C":   Press Release, dated January 14, 2004 regarding WULA
                        Joint Venture (1.3)

         Exhibit "D":   Press Release, dated January 30, 2004 regarding Dividend
                        for First Quarter (1.4)

         Exhibit "E":   Press Release, dated March 22, 2004 regarding Rob
                        Johnson (1.5)

         Exhibit "F":   Code of Business Conduct and Ethics  (1.6)

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer, the President and Chief Operating Officer, and the Executive Vice-President and Chief Financial Officer of the Trust have, based on their evaluation of the Trust's disclosure controls and procedures within 90 days of the filing date of this annual report, evaluated the effectiveness of such controls and procedures. Based on such evaluations, they have concluded that the Trust's disclosure controls and procedures have effectively operated to ensure that all material information relating to the Trust and its operations and financial condition has been made known to them by other officers and employees within the Trust and its Manager on a timely basis.

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

         Audit Fees. Fees for the fiscal year ended December 31, 2003 audit and the quarterly review of Forms 10-Q were $36,500. Fees for the fiscal year ended December 31, 2002 were $35,446.

         Audit Related Fees. Aggregate fees for all other audit related services rendered by Novogradac & Company LLP for fiscal years ended December 31, 2003 and 2002 were $1,613 and $1,466, respectively.

         Tax Fees. Aggregate fees for all other tax services rendered by Novogradac & Company LLP for fiscal years ended December 31, 2003 and 2002 were $3,400 and $3,400, respectively.

         All Other Fees. Aggregate fees for all other services rendered by Novogradac & Company LLP for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

         Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit

Committee, the Audit Committee recommended that the Board of Directors include the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             Capital Alliance Income Trust, Ltd.
Dated: April 14, 2004                        A Real Estate Investment Trust

By: /s/ Richard J. Wrensen                   By: /s/ Thomas B. Swartz
    ----------------------                       --------------------
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


/s/ Thomas B. Swartz                                      Dated: April 14, 2004
--------------------
Thomas B. Swartz
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard J. Wrensen                                    Dated: April 14, 2004
----------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                                     Dated: April 14, 2004
---------------------
Dennis R. Konczal
President and Director


/s/ Stanley C. Brooks                                     Dated: April 14, 2004
---------------------
Stanley C. Brooks
Director


/s/ Harvey Blomberg                                       Dated: April 14, 2004
-------------------
Harvey Blomberg
Director


/s/ Donald R. Looper                                      Dated: April 14, 2004
--------------------
Donald R. Looper
Director

                                  CERTIFICATION
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: April 14, 2004
                                         /s/ Thomas B. Swartz
                                         --------------------
                                         Thomas B. Swartz
                                         Chairman and Chief Executive Officer


                                         /s/ Richard J. Wrensen
                                         ----------------------
                                         Richard J. Wrensen
                                         Executive Vice President and
                                         Chief Financial Officer and


                                         /s/ Dennis R. Konczal
                                         ---------------------
                                         Dennis R. Konczal
                                         President and Chief Operating Officer

       CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                         PERIOD ENDING DECEMBER 31, 2003


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-KSB, dated April 14, 2004 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: April 14, 2004



                                           /s/ Thomas B. Swartz
                                           --------------------
                                           Thomas B. Swartz
                                           Chairman and Chief Executive Officer


                                           /s/ Richard J. Wrensen
                                           ----------------------
                                           Richard J. Wrensen
                                           Executive Vice President and
                                           Chief Financial Officer and


                                           /s/ Dennis R. Konczal
                                           ---------------------
                                           Dennis R. Konczal
                                           President and Chief Operating Officer

                                   EXHIBIT "A"
Press Release
                       CAPITAL ALLIANCE INCOME TRUST LTD.
                      ANNOUNCES EARNINGS FOR THIRD QUARTER

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

Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "B"
Press Release
                       CAPITAL ALLIANCE INCOME TRUST LTD.
                          FORECAST 4TH QUARTER EARNINGS

SAN FRANCISCO - (BUSINESS WIRE) - December 24, 2003 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-News) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, forecast the return of normalized earnings for the quarter ending December 31, 2003. Since year end 2000, CAIT has regularly produced quarterly net income in excess of $200,000.

The prior quarter's results were adversely impacted by two REO losses from the same borrower. Richard J. Wrensen, CAIT's Executive Vice President and Chief Financial Officer noted that, "the losses were fully recognized during the 3rd quarter and will not impact the 4th quarter's operating results. I expect CAIT's 4th quarter net income will again exceed $200,000 and the Board of Director's will consider the resumption of a common share dividend that is not a return of capital."

As a REIT, CAIT is required to distribute 90% of its taxable income. Earlier this quarter, the Board of Directors postponed a decision regarding the 4th quarter dividend action, but now has decided to omit the 4th quarter dividend to avoid a return of capital. During 2003 CAIT had declared and paid three common share dividends of $0.45 each, which is sufficient for CAIT to maintain its REIT qualification.

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

Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "C"
Press Release
                     CAPITAL ALLIANCE INCOME TRUST LTD. AND
                    WESTERN UNITED LIFE ASSURANCE CORPORATION
                     ANNOUNCE NEW FINANCIAL RELATIONSHIP AND
                       SALE OF SENIOR LOAN PARTICIPATIONS

SAN FRANCISCO, - (BUSINESS WIRE) - January 14, 2004 - Capital Alliance Income Trust Ltd ("CAIT") (AMEX:CAA-News) a residential mortgage REIT operating both mortgage investment and mortgage banking businesses, announced that on December 31, 2003 Capital Alliance Funding Corporation ("CAFC"), its mortgage banking subsidiary (collectively "Capital Alliance"), had executed an agreement to sell, on a service retained basis, $3,600,000 in senior 95% loan participations to Western United Life Assurance Corporation ("Western United"), of Spokane, Washington. Under the agreement Capital Alliance retains the right to repurchase at any time the senior participation interests in the loans at par.

Dennis R. Konczal, Capital Alliance's President and Chief Operating Officer, stated that "we are pleased to add Western United to the group of financial institutions with which Capital Alliance is working, especially since the letter of intent on which this transaction is based contemplates an "evergreen" quarterly sale to Western United of up to $7,000,000 in senior participations in single family and one-to-four unit residential loans. This relationship will enable Capital Alliance to more fully take advantage of favorable interest rate spreads, while increasing the size and diversity of our mortgage portfolio."

Bill Smith, Chief Financial Officer of Western United noted that Western United's senior participation interests in the loans will not only provide Western United with additional investment diversification, but are expected to enhance the credit quality of Western United's mortgage loan investment portfolio.

CAIT is a specialty residential lender which originates and invests in conforming and high-yielding, non-conforming residential mortgage loans on one-to-four unit residential properties located primarily in California and other western states. It also originates loans for sale to investors, on a whole loan basis for cash through its mortgage banking subsidiary, Capital Alliance Funding Corporation.

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

Contact:          Capital Alliance Income Trust Ltd.
                  Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                  Western United Life Assurance Corporation
                  Bill Smith, Chief Financial Officer, 509/835-2383

                                   EXHIBIT "D"
Press Release
                  CAPITAL ALLIANCE INCOME TRUST LTD. ANNOUNCES
                     QUARTERLY DIVIDEND AT $1.80 ANNUAL RATE

SAN FRANCISCO - (BUSINESS WIRE) - January 30, 2004 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared a dividend of $0.45 per Common Share for the first quarter of 2004. Based on the current common stock price of $18.78 per share, the annualized dividend yield is 9.58%. The dividend is payable on February 17, 2004 to shareholders of record on February 12, 2004.

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


Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   EXHIBIT "E"
Press Release
                 CAPITAL ALLIANCE FUNDING CORPORATION ANNOUNCES
                     "ROB" JOHNSON AS SENIOR VICE PRESIDENT

SAN FRANCISCO - (Business Wire) - March 22, 2004 - Capital Alliance Funding Corporation, ("Capital Alliance"), its Manager, Capital Alliance Advisors, Inc., (collectively "Capital Alliance") today announced that Robert G. "Rob" Johnson, has joined Capital Alliance as a Senior Vice President. Capital Alliance is involved in all aspects of residential mortgage banking, originating and funding loans secured by residential properties ranging from single family residences through mixed use and multi family housing. Rob Johnson will manage all aspects of the residential loan origination process through third party mortgage brokers by marketing an array of unique loan products. In addition, he will be responsible for refining Capital Alliance's capabilities in working directly with retail borrowers.

Rob Johnson brings to Capital Alliance extensive experience in both residential and commercial mortgage originations. As owner and President of Johnson Mortgage Acceptance Corporation of San Francisco, Rob and his group have generated over $45 million per year in mortgage originations. Prior to forming JMAC in 1999, Rob was Vice-President of Sales and Marketing with American Mortgage Network, San Francisco (1990-1994). During 1994, Rob was a financial consultant with Merrill Lynch and from 1995-1999 was a Registered Representative with Whitehall-Parker Securities. Rob holds a California Real Estate Broker's license, Life Insurance license and NASD series 7, 63, and 65 licenses. Rob, his wife Tara and their three children are San Francisco residents.

Capital Alliance is headquartered in San Francisco, CA with offices in Irvine and San Diego, CA. It is also a subsidiary of Capital Alliance Income Trust Ltd., a mortgage REIT (AMEX symbol: "CAA") and an affiliate of Calliance Realty Fund LLC.


Contact:          Capital Alliance Funding Corporation
                  Dennis R. Konczal, President, 415/288-9575 drkonczal@calliance.com www.calliance.com

                                   EXHIBIT "F"

                     Code of Business Conduct and Ethics of
                          Capital Alliance Income Trust
Introduction
This Code of Business Conduct and Ethics (the "Code") embodies the commitment of Capital Alliance Income Trust Ltd. and its Manager, Capital Alliance Advisors Inc. and its employees (collectively "Capital Alliance" and the "Company") and its subsidiary to conduct our business in accordance with all applicable laws, rules and regulations and the highest ethical standards. All employees and members of our Board of Directors are expected to adhere to those principles and procedures set forth in this Code that apply to them. (For purposes of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder,
Section I of this Code shall be our code of ethics for Senior Financial Officers (as defined below).)

Integrity and honesty are at the heart of our business. We expect our people to maintain high ethical standards in everything they do, both in their work for the Company and in their personal lives.

Section I
A. Compliance and Reporting
Employees and directors should strive to identify and raise potential issues before they lead to problems, and should ask about the application of this Code whenever in doubt. Any employee or director who becomes aware of any existing or potential violation of this Code should promptly notify, in the case of employees, the Chairman and Chief Executive Officer, the President and/or the Chief Financial Officer (the "Senior Financial Officers"), (we refer to such contacts as "Appropriate Ethics Contacts"). The Company will take such disciplinary or preventive action, as it deems appropriate to address any existing or potential violation of this Code brought to its attention. Any questions relating to how these policies should be interpreted or applied should be addressed to an Appropriate Ethics Contact.

B. Personal Conflicts of Interest
A "personal conflict of interest" occurs when an individual's private interest improperly interferes with the interests of the Company. Personal conflicts of interest are prohibited as a matter of Company policy, unless they have been approved by the Company. In particular, an employee or director must never use or attempt to use his or her position at the Company to obtain any improper personal benefit for himself or herself, for his or her family members, or for any other person, including loans or guarantees of obligations, from any person or entity. Service to the Company should never be subordinated to personal gain and advantage. Conflicts of interest should, to the extent possible, be avoided. Any employee or director who is aware of a material transaction or relationship that could reasonably be expected to give rise to a conflict of interest should discuss the matter promptly with an Appropriate Ethics Contact.

C. Public Disclosure
It is the Company's policy that the information in its public communications, including SEC filings, be full, fair, accurate, timely and understandable. All employees and directors who are involved in the company's disclosure process, including the Senior Financial Officers, are responsible for acting in furtherance of this policy. In particular, these individuals are required to maintain familiarity with the disclosure requirements applicable to the Company and are prohibited from knowingly misrepresenting, omitting, or causing others to misrepresent or omit, material facts about the Company to others, whether within or outside the Company, including the Company's independent auditors. In addition, any employee or director who has a supervisory role in the Company's disclosure process has an obligation to discharge his or her responsibilities diligently.

D. Compliance with Laws, Rules and Regulations
It is the Company's policy to comply with all applicable laws, rules and regulations. It is the personal responsibility of each employee and director to adhere to the standards and restrictions imposed by those laws, rules and regulations. Generally, it is both illegal and against Company policy for any employee or director who is aware of material nonpublic information relating to the Company, to buy or sell any securities of the Company, or recommend that another person buy, sell or hold the securities of the Company. More detailed rules governing the trading of securities by the Company's employees and directors are set forth in the Company's Insider Trading Rules. Any employee or director who is uncertain about the legal rules involving his or her purchase or sale of any Company securities should consult with an Appropriate Ethics Contact before making any such purchase or sale.

SECTION II
A. Corporate Opportunities
Employees and directors owe a duty to the Company to advance the Company's legitimate business interests when the opportunity to do so arises. Employees and directors are prohibited from taking for themselves (or directing to a third party) a business opportunity that is discovered through the use of corporate property, information or position, unless the Company has already been offered the opportunity and turned it down. More generally, employees and directors are prohibited from using corporate property, information or position for personal gain or from competing with the Company. Sometimes the line between personal and Company benefits is difficult to draw, and sometimes both personal and Company benefits may be derived from certain activities. The only prudent course of conduct for our employees and directors is to make sure that any use of Company property or services that is not solely for the benefit of the Company is approved beforehand through the Appropriate Ethics Contact.

B. Confidentiality
In carrying out the Company's business, employees and directors often learn confidential or proprietary information about the Company, its clients/customers, prospective clients/customers or other third parties. Employees and directors must maintain the confidentiality of all information so entrusted to them, except when disclosure is authorized or legally mandated. Confidential or proprietary information includes, among other things, any non-public information concerning the Company, including its businesses, financial performance, results or prospects, and any non-public information provided by a third party with the expectation that the information will be kept confidential and used solely for the business purpose for which it was conveyed.

C. Fair Dealing
We have a history of succeeding through honest business competition. We do not seek competitive advantages through illegal or unethical business practices. Each employee and director should endeavor to deal fairly with the Company's clients, service providers, suppliers, competitors and employees. No employee or director should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any unfair dealing practice.

D. Equal Employment Opportunity and Harassment
Our focus in personnel decisions is on merit and contribution to the Company's success. Concern for the personal dignity and individual worth of every person is an indispensable element in the standard of conduct that we have set for ourselves. The Company affords equal employment opportunity to all qualified persons without regard to any impermissible criterion or circumstance. This means equal opportunity in regard to each individual's terms and conditions of employment and in regard to any other matter that affects in any way the working environment of the employee. We do not tolerate or condone any type of discrimination prohibited by law, including harassment.

E. Protection and Proper Use of Company Assets
All employees should protect the Company's assets and ensure their efficient use. All Company assets should be used for legitimate business purposes only.

SECTION III
Reporting of Concerns
Our Board of Directors adopted a policy, effective on March 12, 2004, on reporting of concerns regarding accounting and other matters. This policy is designed to provide a channel of communication for employees and others who have concerns about the conduct of Capital Alliance or any of its people, including with respect to the Company's accounting controls or auditing matters.

Such concerns may be communicated, in a confidential or anonymous manner, to Capital Alliance's Chairman who will communicate concerns regarding accounting, internal accounting controls and other auditing matters (including confidential, anonymous submissions by the people of Capital Alliance) to the Board's Audit Committee. The Chairman will communicate other concerns, depending on the nature of the matter, to the Company's non-management directors or to appropriate personnel within the Company. Such non-accounting concerns expressed by the people of Capital Alliance will be communicated in accordance with the procedures described in the Employee Handbook. The Company strictly prohibits any retaliation for reporting a possible violation of law, ethics or Company policy, no matter whom the report concerns.

SECTION IV
Waivers of This Code
From time to time, the Company may waive certain provisions of this Code. Any employee or director who believes that a waiver may be called for should discuss the matter with an Appropriate Ethics Contact. Waivers for executive officers (including Senior Financial Officers) or directors of the Company may be made only by the Board of Directors or a committee of the Board.