Form 10KSB/A
period 2003-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2004-04-15
CIK 1021422

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


                                                    /s/ Novogradac & Company LLP

San Francisco, California
April 6, 2004


FIRST STREET 5TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001 HTTP://WWW.NOVOCO.COM

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                                 Balance Sheets
                           December 31, 2003 and 2002

ASSETS                                                                                2003            2002
------                                                                                ----            ----
    Cash and cash equivalents                                                    $  1,038,010    $    494,443
    Restricted cash                                                                   200,019         519,321
    Marketable securities                                                               9,705           8,215
    Accounts receivable                                                               605,742         489,946
    Other assets, net                                                                  14,533           7,453
    Due from affiliates                                                               114,334         129,758
    Notes receivable:
       Warehousing facilities to related parties                                    2,638,226       3,382,940
       Mortgage notes receivable                                                   20,556,488      19,906,391
       Allowance for loan losses                                                     (206,000)       (310,000)
                                                                                 ------------    ------------
          Net notes receivable                                                     22,988,714      22,979,331
    Real estate owned                                                                 415,000            --
    Investments in affiliate                                                          923,362       1,080,930
    Origination costs, net                                                            303,186         264,060
                                                                                 ------------    ------------

    Total assets                                                                 $ 26,612,605    $ 25,973,457
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                                 $    200,019    $    519,321
         Loans payable                                                             11,773,149      10,972,350
         Mortgage payable                                                             275,904               0
         Due to affiliate                                                               5,081           2,719
         Other liabilities                                                            147,790         219,011
                                                                                 ------------    ------------
    Total liabilities                                                              12,401,943      11,713,401

    Stockholders' equity
       Preferred stock, $.01 par value; 430,000 shares authorized;                      2,138           2,138
           213,820 shares issued and outstanding at December 31, 2003 and 2002
       Additional paid in capital - preferred stock                                 5,669,123       5,669,123
         Less treasury stock: 3,176 preferred shares
           at December 31, 2003 and 2002 at cost                                      (86,944)        (86,944)

       Common stock, $.01 par value; 1,700,000 shares authorized;                       4,972           4,952
           497,161 and 495,161 shares issued and outstanding at
           December 31, 2003 and 2002, respectively
       Additional paid in capital - common stock                                    9,388,875       9,370,895
    Less treasury stock: 62,392 and 71,017 common shares at
           December 31, 2003 and 2002, respectively                                (1,053,773)       (962,662)
       Accumulated other comprehensive income                                           2,902          (1,723)
       Retained earnings                                                              283,369         264,277
                                                                                 ------------    ------------

    Total stockholders' equity                                                     14,210,662      14,260,056
                                                                                 ------------    ------------

    Total liabilities and stockholders' equity                                   $ 26,612,605    $ 25,973,457
                                                                                 ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                            Statements of Operations
                 For the years ended December 31, 2003 and 2002

                                                            2003           2002
                                                            ----           ----
REVENUES
       Interest income                                  $ 2,511,027    $ 2,658,051
       Interest income from affiliates                      242,181        216,167
       Equity in gain (loss) of affiliate                  (155,372)       (25,642)
       Other income                                           7,929         17,677
                                                        -----------    -----------
           Total revenues                                 2,605,765      2,866,253

EXPENSES
       Loan servicing fees to related parties               470,054        451,638
       Management fees to related parties                   334,703        288,119
       Interest expense on loans                            451,232        433,566
       Interest expense on loans from related parties         9,109         28,325
       Provision for loan losses                            130,037        195,000
       Taxes                                                 16,144         19,987
       Amortization                                          42,409         37,363
       General and administrative                           242,547        270,755
                                                        -----------    -----------
             Total expenses                               1,696,235      1,724,753
                                                        -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REAL
    ESTATE OWNED                                            909,530      1,141,500
       Operating expenses of real estate owned                 --           (3,709)
       (Loss) on real estate owned                             --          (29,527)
                                                        -----------    -----------

NET INCOME                                              $   909,530    $ 1,108,264
                                                        ===========    ===========

PREFERRED DIVIDENDS                                         315,302        350,205
                                                        -----------    -----------

NET INCOME AVAILABLE TO COMMON                          $   594,228    $   758,059
                                                        ===========    ===========

BASIC EARNINGS PER
       COMMON SHARE                                     $      1.40    $      1.81
                                                        ===========    ===========

DILUTED EARNINGS PER
       COMMON SHARE                                     $      1.19    $      1.50
                                                        ===========    ===========

DIVIDENDS PAID PER
       PREFERRED SHARE                                  $      1.50    $      1.66
                                                        ===========    ===========

DIVIDENDS PAID PER
       COMMON SHARE                                     $      1.35    $      1.60
                                                        ===========    ===========

WEIGHTED AVERAGE COMMON
       SHARES - BASIC                                       424,373        418,923
                                                        ===========    ===========

WEIGHTED AVERAGE COMMON
       SHARES - DILUTED                                     498,982        505,550
                                                        ===========    ===========

See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                  Statements of Changes in Stockholder's Equity
                 For the years ended December 31, 2003 and 2002

                                                                     Preferred                                        Common
                                                                    Additional                                      Additional
                                         Preferred    Preferred       Paid in          Common         Common          Paid in
                                           Shares       Stock         Capital          Shares          Stock          Capital
                                           ------       -----         -------          ------          -----          -------
BALANCE, JANUARY 1, 2002                  210,644   $    2,138      $5,669,123         410,095       $    4,952      $9,370,895
Three-to-one reverse stock split             --           --              --              --               --              --
Purchase of Treasury Stock                   --           --              --            (6,900)            --              --
Exercise of options for common stock         --           --              --            20,949             --              --
Unrealized gain / (loss)                     --           --              --              --               --              --
Net income                                   --           --              --              --               --              --
Dividends                                    --           --              --              --               --              --
                                       ----------   ----------      ----------      ----------       ----------      ----------

BALANCE, DECEMBER 31, 2002                210,644        2,138       5,669,123         424,144            4,952       9,370,895
Purchase of Treasury Stock                   --           --              --           (10,800)            --              --
Exercise of options for common stock         --           --              --            21,425               20          17,980
Unrealized gain / (loss)                     --           --              --              --               --              --
Net income                                   --           --              --              --               --              --
Dividends                                    --           --              --              --               --              --
                                       ----------   ----------      ----------      ----------       ----------      ----------

BALANCE, DECEMBER 31, 2003                210,644   $    2,138      $5,669,123         434,769       $    4,972      $9,388,875
                                       ==========   ==========      ==========      ==========       ==========      ==========

                                                           Accumulated
                                                              Other
                                          Treasury        Comprehensive       Retained
                                            Stock            Income           Earnings           Total
                                            -----            ------           --------           -----

BALANCE, JANUARY 1, 2002               $ (1,128,756)     $       --        $    176,189      $ 14,094,541
Three-to-one reverse stock split               --                --                --                --
Purchase of Treasury Stock                 (174,949)             --                --            (174,949)
Exercise of options for common stock        254,099              --                --             254,099
Unrealized gain / (loss)                       --              (1,723)             --              (1,723)
Net income                                     --                --           1,108,264         1,108,264
Dividends                                      --                --          (1,020,176)       (1,020,176)
                                       ------------      ------------      ------------      ------------
                                                                                               14,260,056
BALANCE, DECEMBER 31, 2002               (1,049,606)           (1,723)          264,277      $ 14,260,056
Purchase of Treasury Stock                 (153,681)             --                --            (153,681)
Exercise of options for common stock         62,570              --                --              80,570
Unrealized gain / (loss)                       --               4,625              --               4,625
Net income                                     --                --             909,530           909,530
Dividends                                      --                --            (890,438)         (890,438)
                                       ------------      ------------      ------------      ------------

BALANCE, DECEMBER 31, 2003             $ (1,140,717)     $      2,902      $    283,369      $ 14,210,662
                                       ============      ============      ============      ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                 For the years ended December 31, 2003 and 2002

                                                                          2003            2002
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                     $    909,530    $  1,108,264
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                         130,037         195,000
        Amortization                                                       42,409          37,363
        Loss on real estate owned                                            --            29,527
        Equity in loss of affiliate                                       155,372          25,642
        Increase in accounts receivable                                  (115,796)       (197,358)
        Increase in other assets                                          (47,293)         (2,254)
            (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                             17,786        (254,023)
        Increase in other liabilities                                     (71,221)         (4,191)
                                                                     ------------    ------------
          Net cash provided by operating activities                     1,020,824         937,970

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                         3,135          (9,938)
      Increase in origination costs                                       (39,126)        (36,668)
      Decrease in warehousing facilities                                  744,714         834,468
      Net proceeds from sale of real estate owned                         300,000         745,021
      Investments in mortgage notes receivable                        (14,827,987)    (14,195,708)
      Repayments of mortgage notes receivable                          13,504,757      11,378,857
                                                                     ------------    ------------
        Net cash used by investing activities                            (314,507)     (1,283,968)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                            800,799       1,359,058
      Loan fees paid                                                         --           (19,500)
      Issuance of common stock                                             18,000            --
      Purchase of treasury stock                                         (599,201)       (174,949)
      Sale of treasury stock and exercised options                        508,090         254,099
      Preferred dividends paid                                           (315,302)       (350,205)
      Common dividends paid                                              (575,136)       (669,971)
                                                                     ------------    ------------
        Net cash provided  (used in) by financing activities             (162,750)        398,532
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      543,567          52,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          494,443         441,909
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,038,010    $    494,443
                                                                     ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                         $    437,605    $    466,210
                                                                     ============    ============
      Cash paid for taxes                                            $     16,144    $     19,987
                                                                     ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Foreclosures, net of reserves                                  $    439,096    $    540,021
                                                                     ============    ============
      Assumption of debt on real estate owned                        $    275,904    $       --
                                                                     ============    ============
      Transfer/sale of mortgage notes receivable to CAFC             $       --      $     44,362
                                                                     ============    ============

See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

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

     Allowance for Loan loss reserve. Management reviews its loan loss provision periodically and the Trust maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Trust's actual losses may differ from the estimate. Notes receivable deemed uncollectible are written off. The Trust does not accrue interest income on impaired loans.

     Real estate owned. Real estate owned results from foreclosure of mortgage notes receivable and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)

     sell. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned in the statements of operations.

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

     Impairment policy. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
     144), was adopted by the Company effective January 1, 2002. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", institutes one accounting model for long-lived assets to be disposed of based on the framework established by SFAS No. 144, which requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell. There were no impairment losses recognized during the years ended December 31, 2002 and 2003.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements. For the years ended December 31, 2003 and 2002, the dividends paid per Preferred Share are allocated 100% as ordinary income. For the year ended December 31, 2003 the dividends paid per common share are allocated as 91% as ordinary

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)

     income and 9% as a return of capital. For the year ended December 31, 2002 the dividends paid per common share are allocated 100% as ordinary income.

     State taxes. The state of Delaware imposed a tax on the capitalization of the Trust. The Trust expensed $15,344 and $19,178 for these taxes in 2003 and 2002. The Trust paid $800 in franchise tax to the state of California in 2003 and 2002.

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

     Recent accounting pronouncements. During 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operation of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity, will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns. The provisions of this interpretation became effective upon issuance. FIN 46 may require consolidation of CAFC into the Trust's financial statements during 2004.


3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Trust and its borrowers, a portion of the proceeds are held by the Trust in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2003 and 2002, mortgage note holdbacks from the consummation of mortgage loans made amounted to $200,019 and $519,321, respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

4.   Marketable securities
     ---------------------

     Marketable securities consist of equity securities and are accounted for as available-for-sale securities. During 2003 the trust recognized a net loss of $458 from the sale of equity securities. As of December 31, 2003 the fair value of the Trust's marketable securities totaled $9,705, which includes an unrealized gain of $2,902. During the year ended December 31, 2002, the Trust realized a net gain of $1,762 from the sale of equity securities. As of December 31, 2002 the Trust's marketable securities totaled $8,215, which includes an unrealized loss of $1,723. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income.

5.   Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of December 31, 2003 and 2002, accrued interest and other amounts due from borrowers were $605,742 and $489,946 respectively.

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2003 and 2002, the Trust advanced to CAFC $2,638,226 and $3,382,940, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of December 31, 2003 and 2002 the applicable interest rate was 6.0% for both years. The Trust earned interest in the amount of $242,181 and $216,167 during 2003 and 2002, respectively, of which $12,721 and $5,449 was outstanding as of December 31, 2003 and 2002, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2003 and 2002, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 and $0 during 2003 and 2002, respectively, none of which was outstanding as of December 31, 2003 or 2002. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of December 31, 2003 and 2002 the Trust had repaid all borrowings from CRF. During 2003, the Trust paid interest in the amount of $9,109, of which $5,080 remained outstanding as of December 31, 2003. During 2002 the Trust paid interest in the amount of $28,325 of which $2,719 remained outstanding as of December 31, 2002.


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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

7.   Mortgage notes receivable (continued)
     -------------------------------------

     A reconciliation of mortgage notes receivable for the years ended December 31, 2003 and 2002 follows:

                                           2003             2002
                                           ----             ----

Balance, beginning of year            $ 19,906,391    $ 17,738,923
Additions during period:
   New mortgage loans                   14,827,987      14,195,708
Deductions during period:
   Collections of principal            (13,504,757)    (11,378,857)
   Foreclosures, net of reserve           (439,096)       (540,021)
   Write off of uncollectible loans       (234,037)        (65,000)
   Contributions to CAFC                      --           (44,362)
                                      ------------    ------------
Balance, end of year                  $ 20,556,488    $ 19,906,391
                                      ============    ============




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

7. Mortgage notes receivable (continued)

The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable at December 31, 2003:

                                                                                                                    Principal amount
                                                                                                                      of loans with
                                                                                                                        delinquent
                                                                                                                      principal or
                                                       Final        Monthly    Lien     Face amount   Carrying amount   interest
   Principal outstanding         Interest rate     maturity date    payment  Priority  of mortgage(s)  of mortgage(s)   (Note A)
   ---------------------         -------------     -------------    -------  --------  --------------  --------------   --------

 Individual loans greater
    than $499,999:                  14.00%            02/01/06       6,542     First     $ 518,900    $   560,700            ---

                                    12.50%            07/01/07       5,427     First       521,000        521,000             ---
                                    12.50%            04/01/08      11,198     Second    1,075,000      1,075,000       1,075,000
                                    12.50%            06/01/04       8,490     Second      815,000        815,010             ---
                                    10.75%            03/01/09       7,167     Second      800,000        800,000             ---
                                    11.99%            07/01/09       7,337     Second      550,000        734,341             ---
                                    11.25%            12/01/08       6,563     Second      700,000        700,000         665,000
                                    13.50%            03/01/07       7,481     Second      665,000        665,000             ---
Loans from $400,000-$499,999    5.75% to 13.50%    4 to 60 months                                       2,617,029         924,657
Loans from $300,000-$399,999    7.63% to 13.50%   21 to 177 months                                      2,418,008         650,000
Loans from $200,000-$299,999    8.38% to 14.00%   10 to 353 months                                      4,434,292         201,123
Loans from $100,000- 199,999   10.99% to 17.95%    0 to 62 months                                       3,193,973         922,747
Loans up to $99,000             9.70% to 14.99%    0 to 302 months                      14,617,173      2,022,135          80,000
                                                                                       -----------    -----------      ----------
Total Mortgage Notes Receivable at December 31, 2002                                   $20,262,073    $20,556,488      $4,518,527
                                                                                       ===========    ===========      ==========

(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2003, there were nine (9) loans totaling $2,121,557 of principal and $163,028 of interest that were 90 to 180 days delinquent on interest payments. One loan with the principal amount of $168,969 and $31,518 of interest has been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

7.   Mortgage notes receivable (continued)
     -------------------------------------

The Trust's mortgage notes receivable all relate to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable at December 31, 2002:

                                                                                                                    Principal amount
                                                                                                                      of loans with
                                                                                                                        delinquent
                                                                                                                       principal or
                                                       Final       Monthly    Lien     Face amount    Carrying amount    interest
   Principal outstanding         Interest rate     maturity date   payment  Priority  of mortgage(s)  of mortgage(s)     (Note A)
   ---------------------         -------------     -------------   -------  --------  --------------  --------------     --------
Individual loans greater
   than $499,999:                   14.00%            02/01/06       6,542    First   $   560,700     $  560,700             ---

                                    13.50%            06/01/07       6,469    First       575,000         575,000             ---
                                    12.50%            07/01/07       5,427    First       521,000         521,000             ---
                                    14.00%            02/01/03      12,781    Second    1,100,000       1,095,500             ---
                                    13.50%            02/01/03       9,169    Second      815,000         815,000             ---
                                    13.50%            03/01/04       6,750    Second      600,000         600,000             ---
                                    13.95%            05/01/05       6,198    Second      533,200         533,200             ---
                                    13.00%            09/01/06       5,417    Second      500,000         500,000             ---
                                    12.50%            04/01/08      11,198    Second    1,075,000       1,075,000             ---
Loans from $400,000-$499,999    5.75% to 13.50%    4 to 60 months                                       1,731,033             ---
Loans from $300,000-$399,999   13.00% to 14.99%    4 to 52 months                                       2,116,408         316,504
Loans from $200,000-$299,999   11.50% to 14.00%   5 to 316 months                                       3,050,284         277,670
Loans from $100,000- 199,999   11.99% to 14.50%    1 to 58 months                                       4,478,322         485,755
Loans up to $99,000             9.70% to 14.00%    1 to 319 months                     13,560,175       2,254,344         101,715
                                                                                      -----------     -----------      ----------
Total Mortgage Notes Receivable at December 31, 2002                                  $19,840,075     $19,905,791      $1,181,644
                                                                                      ===========     ===========      ==========

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

8.   Allowance for loan losses
     -------------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $206,000 and $310,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2003 and 2002, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses for the years ended December 31, 2003 and 2002 follows:

                                                        2003            2002
                                                        ----            ----

       Balance, beginning of year                    $ 310,000      $ 180,000
       Provision for loan loss                         130,037        195,000
       Write off of uncollectible loans               (234,037)       (65,000)
                                                     ---------      ---------
       Balance, end of year                          $ 206,000      $ 310,000


9.   Real estate owned
     -----------------

     On January 1, 2002 the Trust owned two properties. During 2002 the Trust foreclosed on one property and sold three properties to CAFC for their estimated fair market value which resulted in a net loss of $29,527. As of December 31, 2002 the Trust did not own any properties. During 2003, the trust foreclosed on two properties and sold one property to CAFC at its estimated fair market value. As of December 31, 2003, the Trust owned one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2003 and 2002:

                                                                   2003         2002
                                                                   ----         ----
Balance, beginning of year                                      $    --      $ 234,527
Foreclosed mortgage notes, net of reserve (non-cash)              439,096      506,567
Assumption of senior debt                                         275,904         --
Accrued interest capitalized (non-cash)                              --         33,454
Gain (loss) on sale (non-cash)                                       --        (29,527)
                                                                ---------    ---------
                                                                  715,000      745,021
Less: Proceeds from sale of real estate owned (net of closing costs of $0 and $0 in 2003 and 2002, respectively)
                                                                 (300,000)    (745,021)
                                                                ---------    ---------

Balance, end of year                                            $ 415,000    $    --
                                                                =========    =========


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

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

     In 2003 the Trust contributed zero mortgage loans to CAFC while in 2002, one mortgage loan totaling $44,362, was contributed. The transfer of mortgage notes receivable is a non-cash transaction that is not shown on statements of cash flows.





               [ REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK ]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002


                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                           December 31, 2003 and 2002

ASSETS                                                                      2003           2002
                                                                            ----           ----
       Cash and cash equivalents                                       $   166,503    $   248,008
       Restricted cash                                                     260,705        412,624
       Accounts receivable                                                 154,206         81.229
       Notes receivable:
              Mortgage notes receivable                                  7,383,040      6,092,094
              Allowance for loan losses                                   (100,000)      (225,000)
                                                                       -----------    -----------
                   Net notes receivable                                  7,283,040      5,867,094
       Real estate owned                                                   971,617      1,676,261
       Due from affiliate                                                   13,012           --
       Investment in affiliate                                               5,000          5,000
       Other assets                                                         57,129         33,285
                                                                       -----------    -----------
       Total assets                                                    $ 8,911,212    $ 8,323,501
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities
              Mortgage note holdbacks                                  $   260,705    $   412,624
              Warehousing facilities                                     4,633,846      2,460,643
              Warehousing facilities from related parties                2,638,226      3,382,940
              Due to affiliates                                              9,736         12,093
              Mortgage notes payable                                       300,000        950,410
              Other liabilities                                            159,279         32,608
                                                                       -----------    -----------
       Total liabilities                                                 8,001,792      7,251,318

       Stockholders' equity
              Preferred shares, no par value, 2,000 shares                    --             --
                     authorized, 2,000 shares issued and outstanding
              Common shares, no par value, 1,000 shares
                     authorized, 1,000 shares issued and outstanding          --             --
              Additional paid in capital                                 1,990,056      1,990,056
              Accumulated deficit                                       (1,080,636)      (917,873)
                                                                       -----------    -----------
        Total stockholders' equity                                         909,420      1,072,183
                                                                       -----------    -----------

        Total liabilities and stockholders' equity                     $ 8,911,212    $ 8,323,501
                                                                       ===========    ===========

                                   See Note 10

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2003 and 2002

REVENUES                                                              2003            2002
--------                                                              ----            ----

           Interest income                                        $   760,012    $   743,026
           Loan origination income                                    818,484        582,255
           Service release premium                                    175,913         42,534
           Other income                                                 7,545          7,775
                                                                  -----------    -----------
                      Total revenues                                1,761,954      1,375,590

EXPENSES

           Management fees to related party                            85,786         44,474
           Interest expense on warehousing facilities                 285,869        139,097
           Interest expense on related party warehouse facility       228,579        216,167
           Loan origination costs                                     261,975        132,889
           Provision for loan losses                                   68,045        192,576
           Wages and salaries                                         547,803        487,024
           Taxes                                                       12,719         12,534
           General and administrative                                 233,008        186,664
                                                                  -----------    -----------
                      Total expenses                                1,723,784      1,411,425
                                                                  -----------    -----------

INCOME BEFORE GAIN (LOSS) ON
     REAL ESTATE OWNED                                                 38,170        (35,835)
           Operating expenses of real estate owned                    (48,200)       (11,383)
           Gain on sale of real estate owned                         (152,733)        21,317
                                                                  -----------    -----------

NET LOSS                                                          $  (162,763)   $   (25,901)
                                                                  ===========    ===========

                                   See Note 10

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the years ended December, 31, 2003 and 2002

                                                                                 2003            2002
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $   (162,763)   $    (25,901)
         Adjustments to reconcile net loss to cash
             provided by operating activities
               Gain on real estate owned                                        152,733         (21,317)
               Provision for loan losses                                         68,045         192,576
               Decrease (increase) in accounts receivable                       (72,977)         83,032
               Increase in due from related parties                             (13,012)           --
               (Increase) decrease in other assets                              (23,844)         12,649
               Increase (decrease) in other liabilities                          64,337        (112,376)
               Decrease in due to affiliates                                     (2,357)           (190)
                                                                           ------------    ------------
                   Net cash provided by operating activities                     10,162         128,473

CASH FLOWS FROM INVESTING ACTIVITIES
               Investment in mortgage notes receivable                      (31,295,682)    (16,436,099)
               Repayment of mortgage notes receivable                         4,906,286       2,572,728
               Sale of mortgage notes to third parties                        9,991,043       1,902,612
               Sale of mortgage notes to related parties                     14,612,987      14,195,708
               Proceeds from sale of real estate owned                        3,032,646         824,310
               Purchase of real estate owned from Trust                        (300,000)       (698,350)
               Additions to real estate owned                                  (810,326)           --
                                                                           ------------    ------------
                   Net cash provided by investing activities                    136,954       2,360,909

CASH FLOWS FROM FINANCING ACTIVITIES
               Net proceeds from (payments to) warehouse lines of credit      2,173,203      (1,745,052)
               Net payments to related party line of credit                    (682,380)       (834,468)
               Repayment of mortgage note                                    (1,719,444)             --
                                                                           ------------    ------------
                   Net cash used in financing activities                       (228,621)     (2,579,520)
                                                                           ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (81,505)        (90,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  248,008         338,146
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    166,503    $    248,008
                                                                           ============    ============


                                   See Note 10

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

10.  Investment in affiliates (continued)
     -----------------------------------

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

     Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and amounts due from borrowers for items such as property taxes, insurance, and interest on a first deed mortgage that were paid by CAFC on behalf of the property securing the mortgage notes. As of December 31, 2003 and December 31, 2002, amounts due from borrowers were $154,206 and $81,229, respectively.

     Mortgage notes receivable
     -------------------------

     Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     A reconciliation of the mortgage notes receivable for the years ended December 31, 2003 and 2002 follows:

                                             2003             2002
                                             ----             ----

       Balance, beginning of year       $  6,092,094     $  8,631,751
       Additions during period:
          Originations                    31,295,682       16,436,099
          Contributions from Trust               ---           44,362
       Deductions during period:
          Repayments                      (4,906,286)      (2,572,728)
          Sales                          (24,604,030)     (16,098,320)
          Foreclosures                      (476,375)        (271,499)
          Write-offs                         (18,045)         (77,571)
                                        ------------     ------------

     Balance, end of year               $  7,383,040     $  6,092,094
                                        ============     ============

     Some of the mortgage loans originated and purchased by CAFC are held for sale to the Trust. The remaining originations and purchases are designated for sale to independent third parties or Calliance Realty Fund, an affiliated entity. The Trust's purchase price is the mortgage loans outstanding balance (par value) plus any accrued interest. Loans designated for sale to a third party are pre-approved for purchase by the third party, before the loan is acquired by CAFC. Sales to third parties are usually greater than CAFC's total purchase price.

     Loan loss reserve
     -----------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $100,000 and $225,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2003 and 2002, respectively. CAFC's actual losses may differ from the estimate.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

10.  Investment in affiliates (continued)
     ------------------------------------

     Activity in the loan loss reserve for the years ended December 31, 2003 and 2002 follows:

                                                        2003           2002
                                                        ----           ----

       Balance, beginning of year                    $ 225,000    $   118,000
       Provision for loan loss                          68,045        192,576
       Write-off of uncollectible loans
         and write-down of real estate owned          (193,045)       (85,576)
                                                      --------        -------

       Balance, end of year                          $ 100,000    $   225,000
                                                     =========    ===========


     Real estate owned
     -----------------

     As of January 1, 2002 CAFC held one property with a value of $567,000. During 2002, CAFC sold two properties for a gain of $21,317, two properties were acquired by foreclosure and three properties were purchased from the Trust for $1,648,760. Net proceeds from the sales were $824,310. As of December 31, 2002, CAFC held four properties with a book value of $1,676,261.

     During 2003, CAFC sold four properties for a loss of $152,733, one property was acquired by foreclosure and one property was purchased from the Trust for $300,000. Net proceeds from the sale were $3,032,646. As of December 31, 2003, CAFC held two properties with a book value of $971,617.

     A reconciliation of real estate owned for the years ended December 31, 2003 and 2002 follows:

                                                      2003           2002
                                                      ----           ----

     Balance, beginning of year                  $ 1,676,261    $   567,000
     Properties purchased                            600,000      1,648,760
     Foreclosures                                    476,375        271,499
     Assumptions of senior debt                      769,234            ---
     Additions                                       810,126            ---
     Real estate sold                             (3,185,379)      (802,993)
     Property written down                          (175,000)        (8,005)
                                                    --------         ------

     Balance, end of year                        $   971,617    $ 1,676,261
                                                 ===========    ===========

     Warehousing facilities
     ----------------------

     As of December 31, 2003 and 2002, CAFC had borrowed $2,638,226 and $3,382,940, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of December 31, 2003 and 2002 the interest rate was 6.0% for both years. CAFC's 2003 and 2002 interest expense totaled $242,181 and $216,167, respectively, of which $13,602 and $5,449 was outstanding as of December 31, 2003 and 2002, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2003 and 2002, CAFC had respectively borrowed $3,970,782 and $2,054,560 under a $6,000,000 and $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% and 1.00%, respectively, with a floor of 6.00%. As of December 31, 2003 and 2002, the Prime rate was 4.00% and 4.25%, respectively. Interest is payable monthly

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

10.  Investment in affiliates (continued)
     ------------------------------------

     with $56,608 and $5,952 accrued and payable as of December 31, 2003 and 2002. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2003 and 2002, CAFC had respectively borrowed $69,064 and $406,083 from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly with accrued interest of $640 and $3,762 as of December 31, 2003 and 2002, respectively. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. The Trust has guaranteed the repayment of both principal and interest. The facility was fully repaid during the first quarter of 2004.

     As of December 31, 2003, CAFC had borrowed $594,000 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balances at an interest rate of Prime with a floor of 5.25%. As of December 31, 2003, the Prime rate was 4.00%. Interest is payable monthly with $2,079 accrued and payable as of December 31, 2003. The facility is cancelable by either party upon 30 days written notice.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions
     --------------------------

     The Manager earns an administration fee equal to 25 basis points on home loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. CAFC expensed $85,786 and $44,474 for these costs in 2003 and 2002, respectively.

     CAFC received an advance of $2,638,226 and $3,382,940 under a warehouse line of credit from the Trust, as of December 31, 2003 and 2002, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of December 31, 2003 and 2002 was 6.0% for both years. CAFC expensed interest of $228,677 and $216,167 in 2003 and 2002, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of December 31, 2003 and 2002, CAFC had a receivable of $13,012 from and a payable of $12,093 to the Manager, respectively. No interest is charged on these accounts. As of December 31, 2003, CAFC had a payable of $9,736 to Calliance Realty Fund, LLC. These accounts are shown on the balance sheet as due to or from affiliates.

     CAFC sold $14,612,987 and $14,195,708 in loans to the Trust in 2003 and 2002, respectively, at par value.

     CAFC paid $5,000 in 2001 for an option to purchase Sierra Capital Corporate Advisors (SCCA), a related entity.

11.  Loans payable
     -------------

     As of December 31, 2003 and 2002, the Trust had borrowed $9,000,000 and $6,999,102, respectively, under a line of credit term facility. The Trust receives advances under the agreement up to a maximum of $10,000,000, with specific mortgage notes receivable pledged as collateral against the advances. The credit facility matures July 1, 2004. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at December 31, 2003 and 2002 was 1.15% and 1.31%, respectively) plus 2.00% and is payable monthly.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

11. Loans payable (continued)
    ------------------------

     As of December 31, 2003 and 2002, the Trust had borrowed $2,750,000 and $3,840,000, respectively, under a second warehouse line of credit. The Trust received advances under the agreement up to a maximum of $4,000,000, with specific mortgage notes receivable pledged as collateral against the advances. Annual interest is the applicable prime rate (4.00% and 4.25% as of December 31, 2003 and 2002, respectively) plus 0.50% and is payable monthly. The credit facility matures March 31, 2004.

     The above warehouse lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

     The Trust financed a portion of its treasury stock repurchases in 2003 and 2002 by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at the broker call rate (2.75% and 3.25% as of December 31, 2003 and 2002, respectively) plus 1.50%. Margin debt is callable at the discretion of the investment bank. As of December 31, 2003 and 2002, the Trust owed $23,149 and $133,248, respectively, in margin debt.

12.  Mortgage payable
     ----------------

     The Trust foreclosed on a property in 2003. As part of acquiring the property, The Trust assumed a mortgage note payable in the amount of $275,904 with an annual interest rate of 8.0%. Principal and interest payments of $2,102 are due monthly. The principal balance as of December 31, 2003 was $275,904. There was no mortgage note payable as of December 31, 2002.

13.  Related party transactions
     --------------------------

     The Manager, which is owned by several of the directors and their affiliates, has contracted with the Trust since its inception to provide management and advisory services and receives fees for these services from the Trust. The Manager is also entitled to reimbursement from the Trust for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Manager is also reimbursed by CAFC for direct expenses and administrative services.

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC. The management fee paid by the Trust to the Manager was $260,448 and $247,017, for the years ended December 31, 2003 and 2002, respectively.

     The Manager also earns a REO management fee for managing and servicing the properties that the Trust and CAFC have obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property held by the Trust and CAFC. The Trust paid the Manager $21,000 and $17,500 in REO management fees in 2003 and 2002, respectively.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for 2003 and 2002 was $53,255 and $23,602, respectively. Incentive compensation awards are reported as part of the management fees.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2003 the Trust capitalized

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

13.  Related party transactions (continued)
     --------------------------------------

     35.0% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 65.0% of the fee is expensed as the portion attributed for servicing. During 2002 the Trust capitalized 47.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 52.5% of the fee was expensed as the portion attributed for servicing.

     For the years ended December 31, 2003 and 2002, the Trust paid loan origination and servicing fees of $508,401 and $488,307, respectively. In 2003 and 2002, the Trust expensed $330,461 and $256,361, respectively, as servicing fees and $139,593 and $195,277, respectively, as amortization of loan origination costs. As of December 31, 2003 and 2002, the Trust capitalized $177,941 and $231,946 of loan origination fees, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2003, the Trust had a receivable of $22,457 from CAFC, a receivable of $91,716 from the Manager and a payable to CRF of $5,080. As of December 31, 2002, the Trust had a receivable of $12,093 from CAFC, a receivable of $117,665 from the Manager and a payable to CRF of $2,719. No interest is charged on these inter-company accounts.

     As described in Note 6, as of December 31, 2003, the Trust advanced $2,638,226 under lines of credit to affiliates and during the year earned interest of $242,181 on such financing. As of December 31, 2002, the Trust advanced $3,382,940 under lines of credit to affiliates and during the year earned interest of $216,167 on such financing.

14.  Preferred, common and treasury stock
     ------------------------------------

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

     Preferred Shareholders are entitled to receive all liquidating distributions until they have received an amount equal to their aggregate adjusted net capital contribution. Thereafter, Common Shareholders are entitled to all liquidation distributions until the aggregate adjusted net capital contributions of all Common Shares have been reduced to zero. Any subsequent liquidating distributions will be allocated among Common Shareholders and Preferred Shareholders pro rata.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

14.  Preferred, common and treasury stock (continued)
     ------------------------------------------------

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

     During 2003, the Common Share repurchase authorization was increased to $1,000,000. In a separate, private transaction that closed on September 3, 2001, the Board of Directors authorized the purchase of 47,500 Common Shares at $13.50. As of December 31, 2003, the Trust's cumulative net Common Stock purchases totaled 108,766. Exercised Common Stock options reduced the treasury's Common Stock balance to 62,392 shares.

15.  Common stock options
     --------------------

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

     The activity in the Plan for the years ended December 31, 2003 and December 31, 2002 are as follows:

                                                                Weighted average
                                                   Options       exercise price
                                                   -------       --------------

      Outstanding at January 1, 2002               241,500           10.30
                     Granted                           ---             ---
                     Exercised                    (20,949)            9.55
                     Forfeited                         ---             ---
                                                   -------          ------
      Outstanding at December 31, 2002             220,551          $10.37
                                                   =======          ======
                     Granted                           ---             ---
                     Exercised                    (36,851)            9.22
                     Forfeited                         ---             ---
                                                   -------          ------
      Outstanding at December 31, 2003             183,700          $10.60
                                                   =======          ======
      Outstanding options exercisable as of
                    January 1, 2002                241,500           10.30
                    December 31, 2002              220,551           10.37
                    December 31, 2003              183,700           10.60

     All the Plan's stock options have been granted. The remaining unexercised stock options are 100% vested.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

15.  Common stock options (continued)
     --------------------------------

     The following table summarizes information with respect to stock options outstanding at December 31, 2003:

                                           Options outstanding
                              --------------------------------------------------
                                                Weighted-
                                                 average
                                                remaining          Weighted-
                                Number of    contractual life   average exercise
    Range of exercise prices     shares          (years)             price
                              --------------------------------------------------

        $9.00 - $9.06           122,750            6.75            $  9.03
        $13.50                   60,950            5.25              13.50
                                -------            ----            -------
                                183,700            6.22            $ 10.60
                                =======            ====            =======

     The 2003 and 2002 calculation of the fair value of the Trust's stock-based awards to the Manager and its employees is not applicable because no awards were issued. If such a calculation was performed, then the following weighted-average assumptions are necessary:

                                               2003                  2002
                                               ----                  ----

     Expected life (in years)                   ---                   ---
     Expected volatility                        ---                   ---
     Risk free interest rate                    ---                   ---
     Expected dividends                         ---                   ---

     The Trust accounts for stock options under APB No. 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS No. 123, is presented below for the years ended December 31, 2003 and 2002:

                                                           2003          2002
                                                           ----          ----

     Net income available to common stock               $ 594,228      $ 758,059
     Less: Stock based expense using the fair
         value method                                         ---            ---
                                                        ---------      ---------
     Pro forma net income available to common stock     $ 594,228      $ 758,059
                                                        =========      =========

     Net income per common share:
     Basic:
         As reported                                        $1.40        $1.81
         Pro forma                                          $1.40        $1.81
     Diluted:
         As reported                                        $1.19        $1.50
         Pro forma                                          $1.19        $1.50

     Since no options were issued or vested during 2003 or 2002, the reported operating results are identical to the pro forma amounts.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2003 and 2002:


     Numerator:                                         2003            2002
                                                        ----            ----
     Net income                                     $  909,530     $ 1,108,264
     Preferred dividends attributable
           to income                                  (315,302)       (350,205)
                                                    ----------     -----------
     Numerator for basic and diluted
          Earnings per share- income available
            to common stockholders                  $  594,228     $   758,059
                                                    ==========     ===========
     Denominator:
           Basic weighted average shares               424,373         418,923
           Dilutive effect of options                   74,609          86,627
           Diluted weighted average shares             498,982         505,550
                                                    ==========     ===========
     Basic earnings per common share                $     1.40     $      1.81
                                                    ==========     ===========
     Diluted earnings per common share              $     1.19     $      1.50
                                                    ==========     ===========


                 [ REMAINDER OF PAGE INTENTIONALLY LEFT BLANK ]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

17.  Selected quarterly financial data (unaudited)
     ---------------------------------------------

     Selected quarterly financial data are present below by quarter for the years ended December 31, 2003 and 2002:

                                                         For the year ended December 31, 2003
                                                         ------------------------------------

                                         Total          4th Qtr        3rd Qtr        2nd Qtr       1st Qtr
                                         -----          -------        -------        -------       -------
Revenue before gain (loss) from
    affiliate                        $ 2,761,137    $   670,606    $   681,562    $   684,157   $   724,812

Equity in gain (loss) of affiliate      (155,372)       (34,201)      (144,455)        47,463       (24,179)
                                        --------        -------       --------         ------       -------

Total revenue                          2,605,765        636,405        537,107        731,620       700,633

Net income                               909,530        200,745        101,708        312,929       294,148

Preferred dividends                      315,302         76,788         77,952         80,281        80,281
                                         -------         ------         ------         ------        ------

Net income applicable
    to common stock                  $   594,228    $   123,957    $    23,756    $   232,648   $   213,867
                                     ===========    ===========    ===========    ===========   ===========

Basic earnings per share             $      1.40    $      0.29    $      0.06    $      0.55   $      0.50

Diluted earnings per share           $      1.19    $      0.24    $      0.05    $      0.47   $      0.43

                                                        For the year ended December 31, 2002
                                                        ------------------------------------

                                         Total          4th Qtr       3rd Qtr        2nd Qtr       1st Qtr
                                         -----          -------       -------        -------       -------
Revenue before gain (loss) from
    affiliate                        $ 2,891,895    $   718,115   $   709,106    $   724,248   $   740,426

Equity in gain (loss) of affiliate       (25,642)         9,278       (69,998)        34,026         1,052
                                         -------          -----       -------         ------         -----

Total revenue                          2,866,253        727,393       639,108        758,274       741,478

Net income                             1,108,264        283,014       208,685        309,586       306,979

Preferred dividends                      350,205         87,257        87,257         87,269        88,422
                                         -------         ------        ------         ------        ------

Net income applicable
    to common stock                  $   758,059    $   195,757   $   121,428    $   222,317   $   218,557
                                     ===========    ===========   ===========    ===========   ===========

Basic earnings per share             $      1.81    $      0.47   $      0.29    $      0.53   $      0.53

Diluted earnings per share           $      1.50    $      0.39   $      0.23    $      0.43   $      0.42

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

Name                   Age  Position
----                   ---  --------

Thomas B. Swartz        72  Chairman and Chief Executive Officer

Dennis R. Konczal       53  President and Chief Operating Officer

Richard J. Wrensen      48  Executive Vice President and Chief Financial Officer

William W. Aubrey, II   44  Senior Vice President

Robert G. Johnson       43  Senior Vice President

Jennifer S. Austin      41  Corporate Secretary

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