Form 10QSB
period 2004-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2004-05-13
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________

                                   FORM 10-QSB

(Mark One)

      (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

                        Commission File Number: 333-11625

                               ___________________

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
       __________________________________________________________________


             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3240473
_______________________________                           ______________________
(State or other Jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         50 California Street
         Suite 2020
         San Francisco, California                               94111
______________________________________                        ___________
(Address of principal executive office)                        (zip code)


                                 (415) 288-9575
       __________________________________________________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   _X_                No


As of April 27, 2004, the registrant's common shares closed at $17.62 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $5,920,320. At that date approximately 336,000 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                TABLE OF CONTENTS

PART I

     ITEM 1          FINANCIAL STATEMENTS                                3-5

                     NOTES TO FINANCIAL STATEMENTS                      6-20

     ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS              21-25

     ITEM 3          CONTROLS AND PROCEDURES                              26

PART II

     OTHER INFORMATION                                                 26-27

     SIGNATURES                                                           28

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                     29

     CERTIFICATION OF FORM 10-QSB                                      30-31

     EXHIBITS                                                          32-34









                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                           A REAL ESTATE INCOME TRUST

                                                                           March 31,     December 31,
                                                                             2004            2003
                                                                             ----            ----
                                                                         (Unaudited)
ASSETS
    Cash and cash equivalents                                           $  1,326,784    $  1,038,010
    Restricted cash                                                          200,830         200,019
    Marketable securities                                                     10,073           9,705
    Accounts receivable                                                      730,895         605,742
    Other assets, net                                                         17,812          14,533
    Due from affiliates                                                       97,758         114,334
    Notes receivable:
       Warehousing facilities to related parties                           2,514,004       2,638,226
       Mortgage notes receivable                                          16,944,096      20,556,488
       Allowance for losses                                                 (230,000)       (206,000)
                                                                        ------------    ------------
          Net notes receivable                                            19,228,100      22,988,714
    Real estate owned                                                        395,000         415,000
    Investments in affiliates                                              1,013,519         923,362
    Origination costs (net)                                                  302,915         303,186
                                                                        ------------    ------------
    Total assets                                                        $ 23,323,686    $ 26,612,605
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
        Mortgage note holdbacks                                         $    200,830    $    200,019
        Loans payable                                                      8,499,713      11,773,149
        Mortgage payable                                                     274,846         275,904
        Due to affiliate                                                       4,922           5,081
        Other liabilities                                                    114,387         147,790
                                                                        ------------    ------------
    Total liabilities                                                      9,094,698      12,401,943
                                                                        ------------    ------------

    Stockholders' Equity
        Preferred stock, $.01 par value; 430,000 shares authorized;            2,138           2,138
              213,820 shares issued and outstanding at March 31, 2004
              and December 31, 2003
        Additional paid in capital - preferred stock                       5,669,123       5,669,123
              Less treasury stock: 3,176 preferred shares
              at March 31, 2004 and December 31, 2003                        (86,944)        (86,944)

        Common stock, $.01 par value; 1,700,000 shares authorized;             4,972           4,972
              497,161 shares issued and outstanding at March 31, 2004
              and December 31, 2003
        Additional paid in capital - common stock                          9,388,875       9,388,875
          Less treasury stock: 61,292 and 62,392 common shares
          at March 31, 2004 and December 31, 2003                         (1,040,738)     (1,053,773)
        Accumulated other comprehensive income                                 3,270           2,902
        Retained earnings                                                    288,292         283,369
                                                                        ------------    ------------
    Total stockholders' equity                                            14,228,988      14,210,662
                                                                        ------------    ------------

    Total liabilities and stockholders' equity                          $ 23,323,686    $ 26,612,605
                                                                        ============    ============

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                           A REAL ESTATE INCOME TRUST

                            Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2004        2003
                                                        ----        ----
REVENUES
    Interest income                                  $ 579,669    $ 692,578
    Interest income from affiliates                     41,622       30,656
    Equity in gain (loss) of affiliate                  90,157      (24,179)
    Other income                                           172        1,578
                                                     ---------    ---------
        Total revenues                                 711,620      700,633
                                                     ---------    ---------

EXPENSES
    Loan servicing fees to related parties             112,623      111,114
    Management fees to related parties                  76,231       87,954
    Interest expense on loans                           83,332      107,828
    Interest expense on loans from related parties        --            958
    Provision for loan losses                           24,000       20,000
    Taxes                                                5,000        3,000
    Amortization                                         8,619       13,275
    General and administrative                         101,012       62,356
                                                     ---------    ---------
          Total expenses                               410,817      406,485
                                                     ---------    ---------

INCOME BEFORE GAIN (LOSS) ON REAL
ESTATE OWNED                                           300,803      294,148
                                                     ---------    ---------
    Operating expenses of real estate owned             (3,035)        --
    (Loss) on real estate owned                        (20,000)        --
                                                     ---------    ---------

NET INCOME                                           $ 277,768    $ 294,148
                                                     =========    =========

PREFERRED DIVIDENDS                                  $  76,788    $  80,281
                                                     ---------    ---------

NET INCOME AVAILABLE TO COMMON                       $ 200,980    $ 213,867
                                                     =========    =========

BASIC EARNINGS PER
    COMMON SHARE                                     $    0.46    $    0.50
                                                     =========    =========

DILUTED EARNINGS PER
    COMMON SHARE                                     $    0.39    $    0.43
                                                     =========    =========

DIVIDENDS PAID PER
    PREFERRED SHARE                                  $    0.36    $    0.38
                                                     =========    =========

DIVIDENDS PAID PER
    COMMON SHARE                                     $    0.45    $    0.45
                                                     =========    =========

WEIGHTED AVERAGE COMMON
    SHARES - BASIC                                     435,469      425,209

WEIGHTED AVERAGE COMMON
    SHARES - DILUTED                                   518,226      493,244

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                           A REAL ESTATE INCOME TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2004           2003
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                     $   277,768    $   294,148
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                         24,000         20,000
        Amortization                                                       8,619         13,275
        Loss on real estate owned                                         20,000           --
        Equity in (gain) loss of affiliate                               (90,157)        24,179
        (Increase) decrease in accounts receivable                      (125,153)       (18,401)
        (Increase) decrease in other assets                              (11,898)       (70,585)
            (adjusted for: amortization and capitalized loan fees)
        Increase (decrease) in due to / due from affiliates               16,417         50,445
        Increase (decrease) in other liabilities                         (33,403)        15,511
                                                                     -----------    -----------
          Net cash provided by operating activities                       86,193        328,572

CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in origination costs                               271        (10,886)
      (Increase) decrease in warehousing facilities                      124,222       (166,502)
      Investments in mortgage notes receivable                          (659,000)    (3,022,572)
      Repayments of mortgage notes receivable                          4,271,392      3,426,208
                                                                     -----------    -----------
        Net cash provided by investing activities                      3,736,885        226,248

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                              --          535,699
      Repayment of bank loans                                         (3,273,436)          --
      Repayment of mortgage payable                                       (1,058)          --
      Purchase of treasury stock                                          (1,833)      (253,969)
      Sale of treasury stock                                              14,868         11,190
      Preferred dividends paid                                           (76,788)       (80,281)
      Common dividends paid                                             (196,057)      (195,726)
                                                                     -----------    -----------
        Net cash provided by financing activities                     (3,534,304)        16,913


NET INCREASE IN CASH AND CASH EQUIVALENTS                                288,774        571,733
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,038,010        494,443
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,326,784    $ 1,066,176
                                                                     ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Cash paid for interest                                         $    92,106    $   106,562
      Cash paid for taxes                                            $     2,798    $     3,996

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Foreclosures, net of reserves                                  $      --      $      --
      Assumption of debt on real estate owned                        $      --      $      --

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

     The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral. The investment in CAFC is reported in "Investment in affiliate" on the Trust's balance sheets and in "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's audited balance sheets and statements of operations are summarized in Note 10. References herein to the "Company" refer to the Trust and CAFC, collectively.

     Capital Alliance Advisors, Inc. (the "Manager") originates, services and sells the Trust's and CAFC's loans.

2.  Summary of significant accounting policies and nature of operations
    -------------------------------------------------------------------

     Basis of presentation. The financial information presented has been prepared from the unaudited books and records. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 filed pursuant to 15d-2 on Form 10-KSB with the Securities and Exchange Commission.

     The unaudited interim financial statements for the three months ended March 31, 2004 and 2003 represent the financial statements of the Company.

     Basis of accounting. The Company prepares its interim financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America. The Trust's year-end for tax and financial reporting purposes is December 31.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with an original maturity of three months or less from the date of acquisition. The Company deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Trust's account balances may exceed the insured limits.

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

     Allowance for loan losses. Management reviews its allowance for losses provision periodically and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company's actual losses may differ from the estimate. Accounts receivable deemed uncollectible are written off. The Company does not accrue interest income on impaired loans.

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

     Impairment policy. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.
     144), was adopted by the Company effective January 1, 2002. SFAS No. 144 institutes one accounting model for long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell. There were no impairment losses recognized during the three-month period ended March 31, 2004 and 2003.

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

     Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements. For the three-month period ended March 31, 2004 and 2003, the dividends paid per Preferred Share are allocated 100% as ordinary income and the dividends paid per Common Share are allocated as 79% and 100% as ordinary income, respectively.

     State taxes. The state of Delaware imposes a tax on the capitalization of the Trust. Each year, the Trust also incurs a franchise tax to the state of California.

     Stock options. Statement of Financial Accounting Standards No. 148 (SFAS No. 148) "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December of 2002. This Statement amends Statement of Financial Accounting Standards No.123 (SFAS No. 123), "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The alternative methods of transition of SFAS 148 follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for stock options to employees. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002. The Company follows APB 25 in accounting for stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes (Note 15).

     Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management reviews the likelihood that the loan will be repaid. For these delinquent loans, management continues to record interest income. However, if the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, interest is not accrued.

     Reclassifications. Certain 2003 amounts may have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

     Recent accounting pronouncements. During 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operation of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and / or receive a majority of the entity's expected

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------

     residual returns of the entity. The provisions of this interpretation became effective upon issuance. FIN 46 may require consolidation of CAFC into the Trust's financial statements during 2004.

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

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of March 31, 2004 and December 31, 2003, the Trust advanced to the CAFC $2,514,004 and $2,638,226, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of March 31, 2004 and 2003 the applicable interest rate was 6.0% for both years. During the three months ended March 31, 2004 and 2003, the Trust earned interest in the amount of $41,622 and $30,656, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of March 31, 2004 and December 31, 2003, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 during the three months ended March 31, 2004 and 2003, respectively. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of March 31, 2004 and December 31, 2003, the Trust had no borrowings from CRF.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

7.   Mortgage notes receivable (continued)
     -------------------------------------

     A reconciliation of the Trust's mortgage notes receivable follows:

                                                 Three months ended        Twelve months ended
                                                   March 31, 2004           December 31, 2003
                                                   --------------           -----------------
     Balance, beginning of period                   $ 20,556,488              $ 19,906,391
     Additions during period:
         New mortgage loans                              659,000                14,827,987
     Deductions during period:
         Collections of principal                     (4,271,392)              (13,504,757)
         Foreclosures, net of reserve                        ---                  (439,096)
         Write off of uncollectible loans                    ---                  (234,037)
                                                    ------------              ------------
     Balance, end of period                         $ 16,944,096              $ 20,556,488
                                                    ============              ============

8.  Allowance for loan losses
    -------------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $230,000 and $206,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of March 31, 2004 and December 31, 2003, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                                 Three months ended       Twelve months ended
                                                   March 31, 2004          December 31, 2003
                                                   --------------          -----------------
     Balance, beginning of period                   $  206,000                $  310,000
     Provision for loan loss                            24,000                   130,037
     Write off of uncollectible loans                      ---                  (234,037)
                                                    ----------                ----------
     Balance, end of period                         $  230,000                $  206,000
                                                    ==========                ==========

9.   Real estate owned
     -----------------
     On January 1, 2003, the Trust owned zero properties. During 2003 the Trust foreclosed on two properties and sold one property to CAFC at its estimated fair market value, which resulted in neither a net gain nor a net loss. As of March 31, 2004 and December 31, 2003, the Trust owned one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                             Three months ended       Twelve months ended
                                                               March 31, 2004          December 31, 2003
                                                               --------------          -----------------
     Balance, beginning of period                                $  415,000              $      ---
     Foreclosed mortgage notes, net of reserve (non-cash)               ---                 439,096
     Assumption of senior debt                                          ---                 275,904
     Accrued interest capitalized (non-cash)                            ---                     ---
     Gain (loss) on sale or writedown (non-cash)                    (20,000)                    ---
                                                                  ---------              ----------
                                                                    395,000                 715,000
     Less: Proceeds from sale of real estate owned (net of
     closing costs of $0 in 2004 and 2003, respectively)                ---                (300,000)
                                                                  ---------              ----------
     Balance, end of period                                      $  395,000              $  415,000
                                                                 ==========              ==========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates
     ------------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     CAFC, a non-qualified REIT subsidiary, conducts the Trust's mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager manages CAFC and provides mortgage origination and sale services for CAFC. The Trust accounts for its investment in CAFC under the equity method of accounting. FIN 46 may require the consolidation of CAFC into the Trust's financial statements during 2004.





                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                   As of March 31, 2004 and December 31, 2003

                                                       March 31,    December 31,
                                                          2004          2003
                                                          ----          ----
ASSETS
   Cash and cash equivalents                         $ 1,949,759    $   166,503
   Restricted cash                                       188,904        260,705
   Accounts receivable                                   133,901        154,206
   Notes receivable:
       Mortgage notes receivable                       6,776,338      7,383,040
       Allowance for losses                             (101,500)      (100,000)
                                                     -----------    -----------
            Net notes receivable                       6,674,838      7,283,040
   Real estate owned                                      92,500        971,617
   Due from affiliates                                    30,380         13,012
   Investment in affiliate                                 5,000          5,000
   Other assets                                           47,434         57,129
                                                     -----------    -----------
   Total assets                                      $ 9,122,716    $ 8,911,212
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
       Mortgage note holdbacks                       $   188,904    $   260,705
       Warehousing facilities                          4,754,770      4,633,846
       Warehousing facilities from related parties     3,019,004      2,638,226
       Due to affiliates                                   4,542          9,736
       Mortgage notes payable                               --          300,000
       Other liabilities                                 155,008        159,279
                                                     -----------    -----------
   Total liabilities                                   8,122,228      8,001,792

   Stockholders' Equity
      Preferred shares, no par value                        --             --
          2,000 shares authorized, issued and
   outstanding
      Common shares, no par value                           --             --
          1,000 shares authorized, issued and
   outstanding
      Additional paid in capital                       1,990,056      1,990,056
      Accumulated deficit                               (989,568)    (1,080,636)
                                                     -----------    -----------
   Total stockholders' equity                          1,000,488        909,420
                                                     -----------    -----------
   Total liabilities and stockholders' equity        $ 9,122,716    $ 8,911,212
                                                     ===========    ===========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004        2003
                                                                     ----        ----
REVENUES
           Interest income                                        $ 197,757    $ 140,316
           Loan origination income                                  161,132      177,657
           Service release premium                                   25,695        9,894
           Other income                                                --          1,050
                                                                  ---------    ---------
                      Total revenues                                384,584      328,917

EXPENSES
           Management fees to related party                          18,642       13,107
           Interest expense on warehousing facilities               120,698       40,153
           Interest expense on related party warehouse facility      41,904       30,656
           Loan origination costs                                    63,244       51,660
           Provision for loan losses                                  1,500       25,000
           Wages and salaries                                       136,678      132,621
           Taxes                                                      8,261          767
           General and administrative                                64,799       53,670
                                                                  ---------    ---------
                      Total expenses                                455,726      347,634
                                                                  ---------    ---------
LOSS BEFORE GAIN (LOSS) ON
     REAL ESTATE OWNED                                              (71,142)     (18,717)
                                                                  ---------    ---------
           Operating expenses of real estate owned                      (94)      (5,706)
           Gain on sale of real estate owned                        162,304         --
                                                                  ---------    ---------
NET INCOME (LOSS)                                                 $  91,068    $ (24,423)
                                                                  =========    =========

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

     A reconciliation of the mortgage notes receivable follows:

                                         Three months ended  Twelve months ended
                                           March 31, 2004     December 31, 2003
                                           --------------     -----------------

     Balance, beginning of period          $  7,383,040         $  6,092,094
     Additions during period:
         Originations                        13,077,861           31,295,682
     Deductions during period:
         Collections of principal              (481,337)          (4,906,286)
         Sales                              (13,203,226)         (24,604,030)
         Foreclosures, net of reserve               ---             (476,375)
         Write offs                                 ---              (18,045)
                                           ------------         ------------
     Balance, end of period                $  6,776,338         $  7,383,040
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

     Allowance for loan losses
     -------------------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $101,500 and $100,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of March 31, 2004 and December 31, 2003, respectively. CAFC's actual losses may differ from the estimate.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Allowance for loan losses (continued)
     -------------------------------------

     A reconciliation of the allowance for losses follows:

                                               Three months ended    Twelve months ended
                                                  March 31, 2004       December 31, 2003
                                                  --------------       -----------------
     Balance, beginning of period                  $ 100,000             $  225,000
     Provision for loan loss                           1,500                 68,045
     Write off of uncollectible loans
         and write-down of real estate owned                               (193,045)
                                                         ---
     Balance, end of period                        $ 101,500             $  100,000

     Real estate owned
     -----------------

     As of January 1, 2003 CAFC held four properties with a value of $1,676,261. During 2003, CAFC sold four properties for a loss of $152,733, one property was acquired by foreclosure and one property was purchased from the Trust for $300,000. Net proceeds from the sale were $3,032,646. As of December 31, 2003, CAFC held two properties with a book value of $971,617. During the 3 months ending March 31, 2004, CAFC sold one property for a gain of $167,304 and incurred a $5,000 write-down on the one remaining property. Net proceeds from the sale were $1,085,065.

     A reconciliation of real estate owned follows:

                                               Three months ended    Twelve months ended
                                                 March 31, 2004       December 31, 2003
                                                 --------------       -----------------
     Balance, beginning of period                  $ 971,617             $ 1,676,261
     Properties purchased                                ---                 600,000
     Foreclosures                                        ---                 476,375
     Assumptions of senior debt                          ---                 769,234
     Additions                                        48,644                 810,126
     Real estate sold                               (922,761)             (3,185,379)
     Property written down                            (5,000)               (175,000)
     Balance, end of period                        $  92,500             $   971,617

     Warehousing facilities
     ----------------------

     As of March 31, 2004 and December 31, 2003, CAFC had borrowed $2,514,004 and $2,638,226, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of March 31, 2004 and December 31, 2003, the interest rate was 6.0%. For the three month period ended March 31, 2004 and 2003, CAFC's interest expense totaled $41,622 and $30,656, respectively, of which $15,029 and $18,052 was outstanding as of March 31, 2004 and 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of March 31, 2004 and December 31, 2003, CAFC had borrowed $1,751,895 and $3,970,782, respectively, under a $6,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. As of March 31, 2004 and December 31, 2003, the Prime rate was 4.00%. Interest is payable monthly with $4,623 and $56,608 accrued and payable as

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     of March 31, 2004 and December 31, 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of March 31, 2004, CAFC has borrowed $3,002,875 under a $3,600,000 funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate of 9.50%. Interest is payable monthly with $7,877 accrued and payable as of March 31, 2004. The facility is cancelable by either party upon 30 days written notice. There was no amount due on this funding agreement as of December 31, 2003.

     During the quarter ended March 31, 2004, CAFC fully repaid a 100% advance rate mortgage secured credit facility at an interest rate of 10.75%.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions
     --------------------------

     The Manager earns an administration fee not greater than 25 basis points on home loans funded for the benefit of CAFC and reimbursed for specific direct expenses as defined in the First Amended Residential Mortgage Loan Services Agreement. As of March 31, 2004 and 2003, CAFC has expensed $18,642 and $13,107, respectively.

     CAFC received an advance of $2,514,004 and $2,638,226 under a warehouse line of credit from the Trust, as of March 31, 2004 and December 31, 2003, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of March 31, 2004 and December 31, 2003 was 6.0%. CAFC expensed interest of $41,622 and $30,656 as of March 31, 2004 and 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of March 31, 2004, CAFC had a receivable of $27,666 from the Manager, a receivable of $2,714 from the Trust, and a payable of $4,542 to CRF. As of December 31, 2003, CAFC had a receivable of $13,012 from the Manager and a payable of $9,736 to the Trust. These account are shown on the balance sheet as part of Due to affiliates and Due from affiliates, respectively. No interest is charged on these accounts.

     During the first three months of 2004 and 2003, CAFC sold $659,000 and $3,022,572, respectively, in loans to the Trust, at par value.

11.  Loans payable
     -------------

     As of March 31, 2004 and December 31, 2003, the Trust had borrowed $8,499,713 and $9,000,000, respectively, under a line of credit term facility, up to a maximum of $8,500,000 and $10,000,000, respectively, with specific mortgage notes receivable pledged as collateral against the advances. The credit facility matures July 1, 2004. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at March 31, 2004 and December 31, 2003 was 1.09% and 1.31%, respectively) plus 2.00% and is payable monthly.

     As of March 31, 2004 and December 31, 2003, the Trust had borrowed $0 and $2,750,000, respectively, under a second warehouse line of credit. The Trust receives advances under the agreement up to a maximum of $4,000,000, with specific mortgage notes receivable pledged as collateral against the advances. Annual interest is the applicable prime rate (4.00% as of March 31, 2004 and December 31, 2003) plus 0.50% and is payable monthly. The facility matured March 31, 2004 and was retired.

     The above warehouse lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

12.  Mortgage payable
     ----------------
     The Trust foreclosed on a property in 2003. As part of acquiring the property, the Trust assumed a mortgage note payable in the amount of $275,904 with an annual interest rate of 8.0%. Principal and interest payments of $2,102 are due monthly. The principal balance as of March 31, 2004 and December 31, 2003 was $274,846 and $275,904, respectively.

13.  Related party transactions
     --------------------------
     The Trust has financed a portion of its treasury stock repurchases by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at the broker call rate (3.25% as of March 31, 2004 and December 31, 2003) plus 1.50%. Margin debt is callable at the discretion of the investment bank. As of March 31, 2004 and December 31, 2003, the Trust owed $0 and $23,149, respectively, in margin debt.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and the Company. The management fee paid by the Trust to the Manager was $57,747 and $61,000, for the three-month period ended March 31, 2004 and 2003, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $4,000 and $6,000 in REO management fees for the three-month period ended March 31, 2004 and 2003, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three-month period ended March 31, 2004 and 2003 was $14,484 and $20,954, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2003, the Trust capitalized 35.0% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 65.0% of the fee is expensed as the portion attributed for servicing. As of March 31, 2004, the Trust capitalized 35.0% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 65.0% of the fee was expensed as the portion attributed for servicing. For the three-month period ended March 31, 2004 and 2003, the Trust expensed loan origination and servicing fees of $112,623 and $111,114, respectively.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

13.  Related party transactions (continued)
     --------------------------------------

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of March 31, 2004, the Trust had a receivable of $14,094 from CAFC, a receivable of $83,392 from the Manager, and a payable of $4,922 to CRF. As of December 31, 2003, the Trust had a receivable of $22,457 from CAFC, a receivable of $91,716 from the Manager and a payable of $5,080 to CRF. No interest is charged on these inter-company accounts.

     As described in Note 6, as of March 31, 2004 and December 31, 2003, the Trust advanced to the CAFC $2,514,004 and $2,638,226, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of March 31, 2004 and 2003 the applicable interest rate was 6.0%. During the three months ended March 31, 2004 and 2003, the Trust earned interest in the amount of $41,622 and $30,656, respectively, of which $15,029 and $12,721 was outstanding as of March 31, 2004 and December 31, 2003, respectively.

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

     The activity in the Plan for the three months ended March 31, 2004 and the twelve months ended December 31, 2003 follows:

                                                             Weighted average
                                                Options       exercise price
                                                -------       --------------
      Outstanding at January 1, 2003            220,551            $10.37
                     Granted                        ---               ---
                     Exercised                  (36,851)             9.22
                     Forfeited                      ---               ---
                                                -------            ------
      Outstanding at December 31, 2003          183,700            $10.60
                                                -------            ------
                     Granted                        ---               ---
                     Exercised                  (1,200)              9.01
                     Forfeited                      ---               ---
                                                -------            ------
      Outstanding at March 31, 2004             182,500            $10.59
                                                =======            ======
      Outstanding options exercisable as of
                     January 1, 2003            220,551            $10.37
                     December 31, 2003          183,700             10.60
                     March 31, 2004             182,500             10.59

     As of January 1, 2003, all the Plan's stock options have been granted and the unexercised stock options are 100% vested.

     The following table summarizes information with respect to stock options outstanding at March 31, 2004:

                                                      Options outstanding
                                      ------------------------------------------------------
                                                      Weighted-average
                                      Number of    remaining contractual   Weighted- average
     Range of exercise prices          shares          life (years)          exercise price
                                      ------------------------------------------------------
          $9.00 - $9.06                118,750            7.34                 $  9.03
          $13.50                        63,750            5.75                   13.50
                                       -------            ----                 -------
                                       182,500            6.79                 $ 10.59

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

15.  Common stock options (continued)
     --------------------------------

     The Trust accounts for stock options under APB No. 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS No. 123, is presented below for the three-month period ended March 31, 2004 and 2003:

                                                            2004         2003
                                                            ----         ----

     Net income available to common stock                $ 200,980     $ 213,867
     Less: Stock based expense
          using the fair value method                          ---           ---
                                                         ---------     ---------
     Pro forma net income available to common stock      $ 200,980     $ 213,867
                                                         =========     =========
     Net income per common share:
     Basic:
          As reported                                      $0.46         $0.50
          Pro forma                                        $0.46         $0.50
     Diluted:
          As reported                                      $0.39         $0.43
          Pro forma                                        $0.39         $0.43

     Since no options were granted or vested during 2004 or 2003, the reported operating results are identical to the pro forma amounts.

16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three-month period ended March 31, 2004 and 2003:

                                                            2004         2003
                                                            ----         ----
         Numerator:
    Net income                                           $ 277,768    $ 294,148

    Preferred dividends attributable to income             (76,788)     (80,281)
                                                         ---------    ---------
    Numerator for basic and diluted Earnings per share
        income available to common stockholders          $ 200,980    $ 213,867
                                                         =========    =========
    Denominator:
        Basic weighted average shares                      435,469      425,209
        Dilutive effect of options                          82,757       68,035
                                                         ---------    ---------
        Diluted weighted average shares                    518,226      493,244
                                                         =========    =========
    Basic earnings per common share                      $    0.46    $    0.50
                                                         =========    =========

    Diluted earnings per common share                    $    0.39    $    0.43
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

Management's discussion and analysis of the results of operations for the three months ended March 31, 2004 and 2003 follows:

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of March 31, 2004 and December 31, 2003 and the Statement of Operations for the three months ended March 31, 2004 and 2003. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation during 2004.

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

Operating Strategy.
-------------------

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

Commitments and Contingencies. As of March 31, 2004, the Trust's loan portfolio included 73 loans totaling $16,944,096 of which 18 loans totaling $4,062,365 representing 24% of the loan portfolio were delinquent over two payments. Three of these delinquent loans totaling $696,657 were paid down and one delinquent loans totaling $150,786 was brought current by May 1, 2004. After adjusting the March 31, 2004 delinquent balances for these payments, the delinquencies in excess of two payments are fourteen loans totaling $3,214,922 or 19% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $230,000, if it is necessary to foreclose upon the mortgage loans.

As of March 31, 2003, the Trust's loan portfolio included 99 loans totaling $19,502,755 of which 17 loans totaling $2,903,807 representing 15% of the loan portfolio were delinquent over two payments. Three of these delinquent loans totaling $586,262 were paid down and six of these delinquent loans, totaling $790,810 were brought current by

May 1, 2003. After adjusting the March 31, 2003 delinquent balances for these payments, the delinquencies in excess of two payments are eight loans totaling $1,536,735 or 8% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $330,000, if it is necessary to foreclose upon the mortgage loans.

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2004 and March 31, 2003.


   Maximum Other                      Amount of Commitment Expiration Per Period
     Commercial           Total
   Commitments (a)       Amounts       Less than     1 - 3     4 - 5     After 5
as of March 31, 2004    Committed       1 year       years     years      years
--------------------   -----------    ----------    ------    -------   --------

Lines of Credit (b)     $8,499,713    $8,499,713        0        0         0

Standby Repurchase         (c)            0             0        0         0
Obligations

Guarantees (d)              0             0             0        0         0

Total Commercial        $8,499,713    $8,499,713        0        0         0
Commitments


(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. Actual amounts outstanding as of March 31, 2004 due in less than 1 year was $8,499,713.

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

Three months ended March 31, 2004 and 2003. Revenues for the first quarter increased to $711,620 as compared to $700,633 for the same period in the prior year. The increase in revenue, during the first three months of 2004 was due to greater interest income earned from CAFC of $10,966 and an increase in the Equity in gain (loss) from CAFC of $114,336. CAIT's smaller portfolio provided less interest revenue of $112,909.

Expenses for the first quarter 2003 increased to $410,817 as compared to $406,485 for the same period in the prior year. The increased expenses during the first three months of 2004 were primarily due to increased taxes of $2,000 and increased general and administrative costs of $38,656.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Trust has lines of credit of $8,500,000 with one lender. Management believes that the cash flow from the payment of mortgage notes receivable, existing bank loan facilities, and additional lines of credit anticipated to be acquired during 2004 will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

Three months ended March 31, 2004 and 2003. As of January 1, 2004 and 2003, the Trust had $1,038,010 and $494,443 of cash and cash equivalents, respectively. During each three month period, cash and cash equivalents increased by $288,774 and $571,733, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2004 and 2003 were $1,326,784 and $1,066,176.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash provided by operating activities during the three months ended March 31, 2004 and 2003 was $86,193 and $328,572, respectively. During the first three months of 2004, net income provided $277,768, a net increase in due from affiliates provided $16,417 and an increase in accounts receivable used $125,153. During the first three months of 2003, net income provided $294,148, a net increase in due from affiliates provided $50,445 and an increase in accounts receivable used $18,401.

Net cash provided by investing activities for the three months ended March 31, 2004 and 2003 was $3,736,885 and $226,248, respectively. During the first three months of 2004, a net decrease in mortgage notes receivable provided $3,612,392 and a decrease in warehousing facilities to related parties provided $124,122. During the first three months of 2003, a net decrease in mortgage notes receivable provided $403,636. The net use of cash from investing activities in 2003 was primarily from an increase in warehousing facilities to related parties used $166,502.

Net cash used in and provided by financing activities during the three months ended March 31, 2004 and 2003 was $3,534,304 and $16,913, respectively. During the first three months of 2004, decreased borrowings used cash of $3,274,494, dividends reduced cash by $272,845 and treasury stock sales increased cash by $13,035. During 2003, increased borrowings provided cash of $535,699, while dividends and treasury stock purchases reduced cash by $276,007 and $253,969, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the March 31, 2004 balance sheet of the lower of cost or market.

As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Trust's assets are decreased, the market value of the Trust's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Trust's assets is increased, the market value of the Trust's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the LIBOR money market rates can affect the Trust's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over the average one month LIBOR. A portion of the Trust's liabilities is also based on a spread over the daily Prime Rate. As the level of LIBOR and/or the Prime Rate increases or decreases, the Trust's interest expense will move in the same direction.

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce first quarter 2004 GAAP income available to common shareholders by $230,000 or 114%.

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


--------------------------------------------------------------------------------
                              One Year - Historical
                     Interest Rate Adjustment in Basis Points
--------------------------------------------------------------------------------
   Borrowings         <200 bp>        <100 bp>          100 bp          200 bp

   Annual Net           12%              6%              <7%>           <16%>
     Income


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

ITEM 2     CHANGES IN SECURITIES

       During the first quarterly period ending March 31, 2004, options for 1,200 common shares were exercised and 100 shares were purchased for treasury stock.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarterly period ended March 31, 2004.

ITEM 5     OTHER INFORMATION

       Press Release, Exhibit "A" attached hereto and incorporated herein, dated January 30, 2004 announcing 1st Quarter 2004 Common Share Dividend.

       Press Release, Exhibit "B" attached hereto and incorporated herein, dated April 29, 2004 announcing 2nd Quarter 2004 Common Share Dividend.

       Press Release, Exhibit "C" attached hereto and incorporated herein, dated May 13, 2004 announcing 1st Quarter 2004 Net Income.

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

(b)      Reports on Form 8-K.
         --------------------
         No reports on Form 8-K were filed for the period ending March 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated: May 13, 2004                     By: /s/ Thomas B. Swartz
                                            --------------------
                                            Thomas B. Swartz,
                                            Chairman and Chief Executive Officer


Dated: May 13, 2004                     By: /s/ Richard J. Wrensen
                                            ----------------------
                                            Richard J. Wrensen,
                                            Chief Financial Officer
                                            Executive Vice President

                                  CERTIFICATION


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: May 13, 2004


                            /s/ Thomas B. Swartz
                            --------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/ Richard J. Wrensen
                            ----------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            /s/ Dennis R. Konczal
                            ---------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                          PERIOD ENDING MARCH 31, 2004


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated May 13, 2004 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: May 13, 2004


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

                                   EXHIBIT "B"
Press Release

                  CAPITAL ALLIANCE INCOME TRUST LTD. ANNOUNCES
             CONTINUATION OF QUARTERLY DIVIDEND AT $1.80 ANNUAL RATE

SAN FRANCISCO - (BUSINESS WIRE) - April 29, 2004 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared CAIT's second quarter Common Share dividend at the rate of $0.45 per Common share - continuing its dividend at a $1.80 annual rate. Based on the current common stock price of $17.70 per share, the annualized dividend yield is 10.17%. The dividend is payable on May 17, 2004 to shareholders of record on May 10, 2004.

Richard J. Wrensen, CAIT's Executive Vice-President and Chief Financial Officer, stated that CAIT would be filing its Form 10-QSB and releasing its first quarter earnings on Friday, May 7, 2004.

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

                                   EXHIBIT "C"
Press Release

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                      ANNOUNCES EARNINGS FOR FIRST QUARTER

SAN FRANCISCO - (BUSINESS WIRE) - May 13, 2004 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-News) a residential mortgage REIT, operating both mortgage investment and mortgage banking businesses, announced net income of $277,768 ($0.46 basic and $0.39 diluted per share) for the three months ending March 31, 2004, as compared to net income of $294,148 ($0.50 basic and $0.43 diluted per share) for the same period in 2003. Revenues were reported as $711,620 for the three months ending March 31, 2004, as compared to $700,633 for the same period in 2003.

As a REIT, CAIT is required to distribute 90% of its taxable income. Last month CAIT's Board of Directors declared the quarterly common dividend of $0.45 per share, payable May 17, 2004 to shareholders of record on May 10, 2004.

CAIT's Form 10-QSB and its financial statements included therein, scheduled to be filed, May 13, 2004 will be duly certified pursuant to the Sarbanes-Oxley Act of 2002.

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