Form 10QSB
period 2004-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2004-08-10
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               --------------------

                                   FORM 10-QSB

(Mark One)

    (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

                        Commission File Number: 333-11625

                            ------------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------


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

As of July 23, 2004, the registrant's common shares closed at $17.35 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $5,899,000. At that date approximately 340,000 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

                                TABLE OF CONTENTS



PART I

     ITEM 1          FINANCIAL STATEMENTS                                 3-5

                     NOTES TO FINANCIAL STATEMENTS                       6-21

     ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS               22-26

     ITEM 3          CONTROLS AND PROCEDURES                               27

PART II

     OTHER INFORMATION                                                  27-28

     SIGNATURES                                                            29

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                      30

     CERTIFICATION OF FORM 10-QSB                                       31-32

     EXHIBITS                                                           33-34





                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST
                                 Balance Sheets

                                                                         June 30,      December 31,
                                                                           2004           2003
                                                                           ----           ----
                                                                       (Unaudited)      (Audited)
ASSETS
   Cash and cash equivalents                                          $    482,529    $  1,038,010
   Restricted cash                                                          45,251         200,019
   Marketable securities                                                     1,621           9,705
   Accounts receivable                                                     400,248         605,742
   Other assets, net                                                       331,139          14,533
   Due from affiliates                                                     258,612         114,334
   Notes receivable:
      Warehousing facilities to related parties                          2,599,835       2,638,226
      Mortgage notes receivable                                         13,980,596      20,556,488
      Allowance for losses                                                (210,000)       (206,000)
                                                                      ------------    ------------
         Net notes receivable                                           16,370,431      22,988,714
   Real estate owned                                                       380,000         415,000
   Investments in affiliates                                             1,004,208         923,362
   Origination costs (net)                                                 273,887         303,186
                                                                      ------------    ------------
   Total assets                                                       $ 19,547,926    $ 26,612,605
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
       Mortgage note holdbacks                                        $     45,251    $    200,019
       Loans payable                                                     4,970,000      11,773,149
       Mortgage payable                                                    274,846         275,904
       Due to affiliate                                                       --             5,081
       Other liabilities                                                    89,458         147,790
                                                                      ------------    ------------
   Total liabilities                                                     5,379,555      12,401,943
                                                                      ------------    ------------

   Stockholders' equity
       Preferred stock, $.01 par value; 430,000 shares authorized;           2,138           2,138
             213,820 shares issued and outstanding at June 30, 2004
             and December 31, 2003
       Additional paid in capital - preferred stock                      5,669,123       5,669,123
             Less treasury stock: 3,176 preferred shares
             at June 30, 2004 and December 31, 2003                        (86,944)        (86,944)
       Common stock, $.01 par value; 1,700,000 shares authorized;            4,972           4,972
             497,161 shares issued and outstanding at June 30, 2004
             and December 31, 2003
       Additional paid in capital - common stock                         9,388,875       9,388,875
             Less treasury stock: 58,407 and 62,392 common shares
             at June 30, 2004 and December 31, 2003                     (1,040,428)     (1,053,773)
       Accumulated other comprehensive income                                  185           2,902
       Retained earnings                                                   230,450         283,369
                                                                      ------------    ------------
   Total stockholders' equity                                           14,168,371      14,210,662
                                                                      ------------    ------------

   Total liabilities and stockholders' equity                         $ 19,547,926    $ 26,612,605
                                                                      ============    ============

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                           2004          2003          2004           2003
                                                           ----          ----          ----           ----
REVENUES
     Interest income                                  $   466,909    $   626,367   $ 1,046,578    $ 1,318,945
     Interest income from affiliates                       42,815         55,394        84,437         86,050
     Equity in gain (loss) of affiliate                    (9,310)        47,463        80,847         23,284
      Other income                                           (106)         2,396            66          3,974
                                                      -----------    -----------   -----------    -----------
        Total revenues                                    500,308        731,620     1,211,928      1,432,253
                                                      -----------    -----------   -----------    -----------

EXPENSES
     Loan servicing fees to related parties               120,724        115,603       233,346        226,717
     Management fees to related parties                    51,823        101,973       128,055        189,926
     Interest expense on loans                             45,877        110,189       129,209        218,017
     Interest expense on loans from related parties          --              611          --            1,569
     Provision for loan losses                            (20,000)        18,144         4,000         38,144
     Taxes                                                  5,000          3,800        10,000          6,800
     Amortization                                           6,562         10,675        15,180         23,950
     General and administrative                            57,720         57,696       158,733        120,053
                                                      -----------    -----------   -----------    -----------
        Total expenses                                    267,706        418,691       678,523        825,176
                                                      -----------    -----------   -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REAL

ESTATE OWNED                                              232,602        312,929       533,405        607,077
                                                      -----------    -----------   -----------    -----------
     Operating expenses of real estate owned               (2,463)          --          (5,498)          --
     (Loss) on real estate owned                          (15,000)          --         (35,000)          --
                                                      -----------    -----------   -----------    -----------

NET INCOME                                            $   215,139    $   312,929   $   492,907    $   607,077
                                                      ===========    ===========   ===========    ===========

PREFERRED DIVIDENDS                                   $    76,788    $    80,281   $   153,577    $   160,562
                                                      -----------    -----------   -----------    -----------

NET INCOME AVAILABLE TO COMMON                        $   138,351    $   232,648   $   339,330    $   446,515
                                                      ===========    ===========   ===========    ===========

BASIC EARNINGS PER
     COMMON SHARE                                     $      0.32    $      0.55   $      0.78    $      1.06
                                                      ===========    ===========   ===========    ===========

DILUTED EARNINGS PER
     COMMON SHARE                                     $      0.27    $      0.47   $      0.66    $      0.90
                                                      ===========    ===========   ===========    ===========

DIVIDENDS PAID PER
     PREFERRED SHARE                                  $      0.36    $      0.38   $      0.73    $      0.76
                                                      ===========    ===========   ===========    ===========

DIVIDENDS PAID PER
     COMMON SHARE                                     $      0.45    $      0.45   $      0.90    $      0.90
                                                      ===========    ===========   ===========    ===========

WEIGHTED AVERAGE COMMON
     SHARES - BASIC                                       436,831        419,919       436,150        422,564

WEIGHTED AVERAGE COMMON
     SHARES - DILUTED                                     507,340        494,776       511,378        493,791

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        2004           2003
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $   492,907    $   607,077
     Adjustments to reconcile net income to net cash provided by operating activities:

       Provision for loan losses                                          4,000         38,144
       Amortization                                                      15,180         23,950
       Loss on real estate owned                                         35,000           --
       Equity in gain of affiliate                                      (80,847)       (23,284)
       (Increase) decrease in accounts receivable                       205,494          7,295
       (Increase) decrease in other assets                             (331,785)       (60,842)
           (adjusted for: amortization and capitalized loan fees)
       Change in due to / due from affiliates                          (149,359)        67,357
       Increase (decrease) in other liabilities                         (58,332)       (76,384)
                                                                    -----------    -----------
         Net cash provided by operating activities
                                                                        132,258        583,313

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in marketable securities                         5,367           --
     (Increase) decrease in origination costs                            29,299        (18,153)
     (Increase) decrease in warehousing facilities                       38,391     (2,013,417)
      Investments in mortgage notes receivable                       (2,861,875)    (5,985,789)
      Repayments of mortgage notes receivable                         9,437,767      7,410,494
                                                                    -----------    -----------
       Net cash provided by (used in) investing activities            6,648,949       (606,865)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loans                                              --        1,064,334
     Repayment of bank loans                                         (6,803,149)          --
     Repayment of mortgage payable                                       (1,058)          --
     Purchase of treasury stock                                          (1,833)      (599,085)
     Sale of treasury stock and exercised options                        15,178        283,876
     Preferred dividends paid                                          (153,577)      (160,562)
     Common dividends paid                                             (392,249)      (384,605)
                                                                    -----------    -----------
       Net cash (used in) provided by financing activities           (7,336,688)       203,958

NET INCREASE IN CASH AND CASH EQUIVALENTS                              (555,481)       180,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,038,010        494,443
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   482,529    $   674,849
                                                                    ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
     Cash paid for interest                                         $   149,715    $   195,053
     Cash paid for taxes                                            $     8,223    $     8,272

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Foreclosures, net of reserves                                  $      --      $      --
     Assumption of debt on real estate owned                        $      --      $      --

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

     The unaudited interim financial statements for the six months ended June 30, 2004 and 2003 represent the financial statements of the Company.

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

     Impairment policy. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.
     144), was adopted by the Company effective January 1, 2002. SFAS No. 144 institutes one accounting model for long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell. There were no impairment losses recognized during the six-month period ended June 30, 2004 and 2003.

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

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2004 and December 31, 2003, the Trust advanced to the CAFC $2,599,835 and $2,638,226, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of June 30, 2004 and 2003 the applicable interest rate was 7.25% and 6.0% respectively. During the three and six months ended June 30, 2004 and 2003, the Trust earned interest in the amount of $42,816 and $55,394 and $84,437 and $86,050, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2004 and December 31, 2003, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 during the six months ended June 30, 2004 and 2003, respectively. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of June 30, 2004 and December 31, 2003, the Trust had no borrowings from CRF.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


7.  Mortgage notes receivable (continued)
    -------------------------------------

     A reconciliation of the Trust's mortgage notes receivable follows:

                                              Six months      Twelve months
                                                ended             ended
                                            June 30, 2004      Dec 31, 2003
                                            -------------      ------------
      Balance, beginning of period          $ 20,556,488      $ 19,906,391
      Additions during period:
         New mortgage loans                    2,861,875        14,827,987
      Deductions during period:
         Collections of principal             (9,437,767)      (13,504,757)
         Foreclosures, net of reserve               --            (439,096)
         Write off of uncollectible loans           --            (234,037)
                                            ------------      ------------
      Balance, end of period                $ 13,980,596      $ 20,556,488
                                            ============      ============

8.   Allowance for loan losses
     -------------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $210,000 and $206,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of June 30, 2004 and December 31, 2003, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                                 Six months       Twelve months
                                                    ended             ended
                                                June 30, 2004      Dec 31, 2003
                                                -------------      ------------
     Balance, beginning of period                $ 206,000         $ 310,000
     Provision for loan loss                         4,000           130,037
     Write off of uncollectible loans                  --           (234,037)
                                                 ---------         ---------
     Balance, end of period                      $ 210,000         $ 206,000
                                                 =========         =========

9.   Real estate owned
     -----------------

     On January 1, 2003, the Trust owned zero properties. During 2003 the Trust foreclosed on two properties and sold one property to CAFC at its estimated fair market value, which resulted in neither a net gain nor a net loss. As of June 30, 2004 and December 31, 2003, the Trust owned one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                          Six months       Twelve months
                                                                            ended               ended
                                                                         June 30, 2004      Dec 31, 2003
                                                                         -------------      ------------
     Balance, beginning of period                                         $ 415,000         $     --
     Foreclosed mortgage notes, net of reserve (non-cash)                       --             439,096
     Assumption of senior debt                                                  --             275,904
     Accrued interest capitalized (non-cash)                                    --                 --
     Gain (loss) on sale or writedown (non-cash)                            (35,000)               --
                                                                          ---------         ----------
                                                                            380,000            715,000
     Less: Proceeds from sale of real estate owned (net of closing costs
     of $0 in 2004 and 2003, respectively)                                      --            (300,000)
                                                                          ---------         ----------
     Balance, end of period                                               $ 380,000          $ 415,000
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





                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                    As of June 30, 2004 and December 31, 2003

                                                             (Unaudited)      (Audited)
                                                               June 30,       December 31,
                                                                 2004            2003
                                                                 ----            ----
ASSETS
   Cash and cash equivalents                                $    467,693    $    166,503
   Restricted cash                                               229,728         260,705
   Accounts receivable                                           131,805         154,206
   Note receivable:
       Mortgage notes receivable                              13,358,565       7,383,040
       Allowance for loan losses                                (110,000)       (100,000)
                                                            ------------    ------------
       Net receivable                                         13,248,565       7,283,040
   Real estate owned                                              92,500         971,617
   Due from affiliates                                              --            13,012
   Investment in affiliate                                         5,000           5,000
    Other assets                                                  93,510          57,129
                                                            ------------    ------------
   Total assets                                             $ 14,268,801    $  8,911,212
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities
       Mortgage note holdbacks                              $    229,728    $    260,705
       Warehousing facilities                                  7,263,770       4,633,846
       Warehousing facilities from related parties             5,629,551       2,638,226
       Due to affiliates                                          69,018           9,736
       Mortgage notes payable                                       --           300,000
       Other liabilities                                          85,650         159,279
                                                            ------------    ------------
   Total liabilities                                          13,277,717       8,001,792
                                                            ------------    ------------
   Stockholders' equity
      Preferred shares, no par value                                --              --
          2,000 shares authorized, issued and outstanding
      Common shares, no par value                                   --              --
          1,000 shares authorized, issued and outstanding
      Additional paid in capital                               1,990,056       1,990,056
      Accumulated deficit                                       (998,972)     (1,080,636)
                                                            ------------    ------------

   Total stockholders' equity                                    991,084         909,420
                                                            ------------    ------------

   Total liabilities and stockholders' equity               $ 14,268,801    $  8,911,212
                                                            ============    ============

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                   June 30,
                                                         2004         2003         2004         2003
                                                         ----         ----         ----         ----
REVENUES
     Interest income                                  $ 199,001    $ 179,913    $ 396,758    $ 320,229
     Loan origination income                            203,882      249,277      365,014      426,934
     Service release premium                             36,114       46,961       61,809       56,855
     Other income                                           100        3,495          100        4,545
                                                      ---------    ---------    ---------    ---------
         Total revenues                                 439,097      479,646      823,681      808,563
                                                      ---------    ---------    ---------    ---------

EXPENSES
     Management fees to related parties                  21,665       19,105       34,207       32,212
     Interest expense on loans                          102,580       59,067      223,278       99,220
     Interest expense on loans from related parties      49,045       55,394       90,949       86,050
     Loan origination costs                              28,206       53,642       59,873      105,302
     Provision for loan losses                            8,500       20,000       10,000       45,000
     Wages and salaries                                 141,241      139,729      287,937      272,350
     General and administrative                          71,591       53,719      164,042      107,389
     Taxes                                                2,784        4,254       11,045        5,021
                                                      ---------    ---------    ---------    ---------
           Total expenses                               425,612      404,910      881,331      752,544
                                                      ---------    ---------    ---------    ---------

INCOME BEFORE GAIN (LOSS) ON REO                      $  13,485    $  74,736    $ (57,650)   $  56,019
                                                      ---------    ---------    ---------    ---------
     Operating expenses of REO                          (22,890)     (28,267)     (22,990)     (33,973)
     Gain (Loss) on Real Estate Owned                      --          1,473      162,304        1,473
                                                      ---------    ---------    ---------    ---------

NET INCOME                                            $  (9,405)   $  47,942    $  81,664    $  23,519
                                                      =========    =========    =========    =========

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

     A reconciliation of the mortgage notes receivable follows:

                                          Six months             Twelve months
                                            ended                   ended
                                         June 30, 2004           Dec 31, 2003
                                         -------------           ------------

      Balance, beginning of period      $  7,383,040                 6,092,094
      Additions during period:

         Originations                     25,036,521               31,295,682
      Deductions during period:
         Collections of principal         (1,934,585)              (4,906,286)
         Sales                           (17,126,411)             (24,604,030)
         Foreclosures, net of reserve           --                   (476,375)
      Write offs                                --                    (18,045)
                                        ------------             ------------
      Balance, end of period            $ 13,358,565             $  7,383,040
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

     Allowance for loan losses
     -------------------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $110,000 and $100,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of June 30, 2004 and December 31, 2003, respectively. CAFC's actual losses may differ from the estimate.

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

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Allowance for loan losses (continued)
     -------------------------------------

     A reconciliation of the allowance for losses follows:

                                                Six months        Twelve months
                                                   ended              ended
                                               June 30, 2004       Dec 31, 2003
                                               -------------       ------------
     Balance, beginning of period                $ 100,000         $  225,000
     Provision for loan loss                        10,000             68,045
     Write off of uncollectible loans
         and write-down of real estate owned           ---           (193,045)
                                                 ---------         ----------
     Balance, end of period                      $ 110,000         $  100,000
                                                 =========         ==========

     Real estate owned
     -----------------

     As of January 1, 2003 CAFC held four properties with a value of $1,676,261. During 2003, CAFC sold four properties for a loss of $152,733, one property was acquired by foreclosure and one property was purchased from the Trust for $300,000. Net proceeds from the sale were $3,032,646. As of December 31, 2003, CAFC held two properties with a book value of $971,617. During the 6 months ending June 30, 2004, CAFC sold one property for a gain of $167,304 and incurred a $5,000 write-down on the one remaining property. Net proceeds from the sale were $1,085,065.

     A reconciliation of real estate owned follows:

                                             Six months         Twelve months
                                               ended                ended
                                            June 30, 2004        Dec 31, 2003
                                            -------------        ------------
     Balance, beginning of period             $ 971,617        $   1,676,261
     Properties purchased                           ---              600,000
     Foreclosures                                   ---              476,375
     Assumptions of senior debt                     ---              769,234
     Additions                                   48,644              810,126
     Real estate sold                          (922,761)          (3,185,379)
     Property written down                       (5,000)            (175,000)
                                              ---------         ------------
     Balance, end of period                   $  92,500         $    971,617
                                              =========         ============

     Warehousing facilities
     ----------------------

     As of June 30, 2004 and December 31, 2003, CAFC had borrowed $2,599,835 and $2,638,226, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of June 30, 2004 and December 31, 2003, the interest rate was 7.25% and 6.0%, respectively. For the three and six month periods ended June 30, 2004 and 2003, CAFC's interest expense totaled $42,816 and $55,394 and $84,437 and $86,050, respectively, of which $12,754 and $22,196 was outstanding as of June 30, 2004 and 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of June 30, 2004, CAFC had borrowed $3,012,450 under a warehouse line of credit with CRF. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


10.  Investment in affiliates (continued)
     ------------------------------------

     Warehousing facilities (continued)
     ----------------------------------

     adjusted monthly depending on market rates. As of June 30, 2004, the interest rate was 7.25%. For the three and six month periods ended June 30, 2004, CAFC's interest expense totaled $4,718 and $5,000, respectively, of which $4,512 was outstanding as of June 30, 2004. The facility is cancelable by either party upon 30 days written notice.

     As of June 30, 2004 and December 31, 2003, CAFC had borrowed $4,827,341 and $3,970,782, respectively, under a $6,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. As of June 30, 2004 and December 31, 2003, the Prime rate was 4.25%. Interest is payable monthly with $12,242 and $56,608 accrued and payable as of June 30, 2004 and December 31, 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of June 30, 2004, CAFC has borrowed $2,424,188 under a $3,600,000 funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate of 9.50%. Interest is payable monthly with $0 accrued and payable as of June 30, 2004. The facility is cancelable by either party upon 30 days written notice. There was no amount due on this funding agreement as of December 31, 2003.

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime rate plus a margin of 4.0%. As of June 30, 2004, the outstanding balance was $0.

     Related party transactions
     --------------------------

     The Manager earns an administration fee not greater than 25 basis points on home loans funded for the benefit of CAFC and reimbursed for specific direct expenses as defined in the First Amended Residential Mortgage Loan Services Agreement. For the three and six month periods ended June 30, 2004 and 2003, CAFC has expensed $21,665 and $19,105 and $34,207 and $32,212, respectively.

     CAFC received an advance of $2,599,835 and $2,638,226 under a warehouse line of credit from the Trust, as of June 30, 2004 and December 31, 2003, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of June 30, 2004 and December 31, 2003 was 7.25% and 6.0% respectively. CAFC expensed interest of $39,815 and $55,394 and $81,437 and $86,050 during the three and six months ended June 30, 2004 and 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of June 30, 2004, CAFC had a payable of $48,049 to the Manager and a payable of $20,969 to the Trust. As of December 31, 2003, CAFC had a receivable of $13,012 from the Manager and a payable of $9,736 to the Trust. These account are shown on the balance sheet as part of Due to affiliates and Due from affiliates, respectively. No interest is charged on these accounts.

     During the first six months of 2004 and 2003, CAFC sold $2,861,875 and $3,022,572, respectively, in loans to the Trust, at par value.

11.  Loans payable
     -------------

     As of June 30, 2004 and December 31, 2003, the Trust had borrowed $4,970,000 and $9,000,000, respectively, under a line of credit term facility, up to a maximum of $7,000,000 and $10,000,000, respectively, with specific mortgage notes receivable pledged as collateral against the advances. The credit facility matures August 31,

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

11.  Loans payable (continued)
     -------------------------

     2004. The annual interest rate is the preceding 30-day average of 1-month LIBOR (London Interbank Offered Rate for U.S. dollar deposits 30-day average at June 30, 2004 and December 31, 2003 was 1.25% and 1.31%, respectively) plus 2.00% and is payable monthly.

     As of December 31, 2003, the Trust had borrowed $2,750,000 under a second warehouse line of credit. The Trust received advances under the agreement up to a maximum of $4,000,000, with specific mortgage notes receivable pledged as collateral against the advances. Annual interest was the applicable prime rate (4.00% as of December 31, 2003) plus 0.50% and was payable monthly. The facility matured March 31, 2004 and was retired.

     The above warehouse lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

12.  Mortgage payable
     ----------------

     The Trust foreclosed on a property in 2003. As part of acquiring the property, the Trust assumed a mortgage note payable in the amount of $275,904 with an annual interest rate of 8.0%. Principal and interest payments of $2,102 are due monthly. The principal balance as of June 30, 2004 and December 31, 2003 was $274,846 and $275,904, respectively.

13.  Related party transactions
     --------------------------

     The Trust has financed a portion of its treasury stock repurchases by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at the broker call rate (3.25% as of June 30, 2004 and December 31, 2003) plus 1.50%. Margin debt is callable at the discretion of the investment bank. As of June 30, 2004 and December 31, 2003, the Trust owed $0 and $23,149, respectively, in margin debt.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and the Company. The management fees paid by the Trust to the Manager was $48,823 and $65,672 and $106,571 and $126,673 for the three and six month period ended June 30, 2004 and 2003, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $3,000 and $6,000 and $7,000 and $12,000 in REO management fees for the three and six month period ended June 30, 2004 and 2003, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

13.  Related party transactions (continued)
     --------------------------------------

     2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten-year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and six month period ended June 30, 2004 and 2003 was $0 and $30,301 and $14,484 and $51,255,
     respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2003, the Trust capitalized 35.0% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 65.0% of the fee is expensed as the portion attributed for servicing. As of June 30, 2004, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and six month period ended June 30, 2004 and 2003, the Trust expensed loan origination and servicing fees of $120,724 and $115,603 and $233,346 and $226,717, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of June 30, 2004, the Trust had a receivable of $33,723 from CAFC and a receivable of $224,888 from the Manager. As of December 31, 2003, the Trust had a receivable of $22,457 from CAFC, a receivable of $91,716 from the Manager and a payable of $5,080 to CRF. No interest is charged on these inter-company accounts.

     As described in Note 6, as of June 30, 2004 and December 31, 2003, the Trust advanced to the CAFC $2,599,835 and $2,638,226, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of June 30, 2004 and 2003 the applicable interest rate was 7.25% and 6.0% respectively. During the three and six months ended June 30, 2004 and 2003, the Trust earned interest in the amount of $42,816 and $55,354 and $84,437 and $86,050, respectively, of which $12,754 and $22,196 was outstanding as of June 30, 2004 and 2003, respectively.

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

     The Preferred Shares are redeemable by a shareholder, subject to the consent of the Board of Directors, annually

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

14.  Preferred, common and treasury stock (continued)
     ------------------------------------------------

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

                                                             Weighted average
                                                 Options      exercise price
                                                 -------       --------------
     Outstanding at January 1, 2003              220,551       $ 10.37
                    Granted                          ---            ---
                    Exercised                    (36,851)          9.22
                    Forfeited                        ---            ---
                                                 -------        -------
     Outstanding at December 31, 2003            183,700        $ 10.60
                                                 -------        -------
                    Granted                          ---            ---
                    Exercised                    (7,234)           9.01
                    Forfeited                        ---            ---
                                                 -------        -------
     Outstanding at June 30, 2004                176,466        $ 10.64
                                                 =======        =======

     Outstanding options exercisable as of
                    January 1, 2003              220,551        $ 10.37
                    December 31, 2003            183,700          10.60
                    June 30, 2004                176,466          10.64

     The activity in the Plan for the six months ended June 30, 2004 and the twelve months ended December 31, 2003 follows:

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

15.  Common stock options (continued)
     --------------------------------

     The following table summarizes information with respect to stock options outstanding at June 30, 2004:

                                                          Options outstanding
                                 ------------------------------------------------------------------------
     Range of exercise prices       Number of          Weighted-average remaining      Weighted- average
                                      shares            contractual life (years)        exercise price
                                 ------------------------------------------------------------------------

               $9.00 - $9.06          112,716                    7.09                      $  9.03
               $13.50                  63,750                    5.50                        13.50
                                      -------                    ----                      -------
                                      176,466                    6.52                      $ 10.64
                                      =======                    ====                      =======

     The Trust accounts for stock options under APB No. 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS No. 123, is presented below for the three and six month period ended June 30, 2004 and 2003:

                                                           Three months ended              Six months ended
                                                                 June 30                        June 30
                                                          2004            2003           2004            2003
                                                          ----            ----           ----            ----
     Net income available to common stock              $ 138,351       $ 232,648       $ 339,330      $ 446,515
     Less: Stock based expense
          using the fair value method                        ---             ---            ---             ---
                                                       ---------       ---------       ---------      ---------
     Pro forma net income available to common stock    $ 138,351       $ 232,648       $ 339,330      $ 446,515
                                                       =========       =========       =========      =========

     Net income per common share:
     Basic:
          As reported                                     $0.32          $0.55           $0.78          $1.06
          Pro forma                                       $0.32          $0.55           $0.78          $1.06
     Diluted:
          As reported                                     $0.27          $0.47           $0.66          $0.90
          Pro forma                                       $0.27          $0.47           $0.66          $0.90

     Since no options were granted or vested during 2004 or 2003, the reported operating results are identical to the pro forma amounts.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

16.  Earnings per share

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the six month period ended June 30, 2004 and 2003:

                                                           Three months               Six months
                                                              ended                     ended
                                                             June 30                   June 30
                                                        2004         2003         2004         2003
                                                        ----         ----         ----         ----
     Numerator:
     Net income                                      $ 215,139    $ 312,929    $ 492,907    $ 607,077
     Preferred dividends attributable to income        (76,788)     (80,281)    (153,577)    (160,562)
                                                     ---------    ---------    ---------    ---------
     Numerator for basic and diluted Earnings per
     share income available to common stockholders   $ 138,351    $ 232,648    $ 339,330    $ 446,515
                                                     =========    =========    =========    =========
     Denominator:
         Basic weighted average shares                 436,831      419,919      436,150      422,564
         Dilutive effect of options                     70,509       74,857       75,228       71,227
                                                     ---------    ---------    ---------    ---------
         Diluted weighted average shares               507,340      494,776      511,378      493,791
                                                     =========    =========    =========    =========
     Basic earnings per common share                 $    0.32    $    0.55    $    0.78    $    1.06
                                                     =========    =========    =========    =========
     Diluted earnings per common share               $    0.27    $    0.47    $    0.66    $    0.90
                                                     =========    =========    =========    =========



                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

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

Management's discussion and analysis of the results of operations for the three and six months ended June 30, 2004 and 2003 follows:

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of June 30, 2004 and December 31, 2003 and the Statement of Operations for the six months ended June 30, 2004 and 2003. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation during 2004.

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

Commitments and Contingencies. As of June 30, 2004, the Trust's loan portfolio included 59 loans totaling $13,980,596 of which 9 loans totaling $2,395,919 representing 17% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $210,000, if it is necessary to foreclose upon the mortgage loans.

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

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 2004 and June 30, 2003.

     Maximum Other
 Commercial Commitments            Total                  Amount of Commitment Expiration Per Period
      (a) as of                   Amounts
     June 30, 2004               Committed      ---------------------------------------------------------------
                                                  Less than         1 - 3             4 - 5            After 5
                                                   1 year           years              years            years
---------------------------------------------------------------------------------------------------------------
Lines of Credit (b)              $4,970,000      $4,970,000            0                 0                0
Standby Repurchase                  (c)               0                0                 0                0
Obligations
Guarantees (d)                       0                0                0                 0                0
Total Commercial Commitments     $4,970,000      $4,970,000            0                 0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. Actual amounts outstanding as of June 30, 2004 due in less than 1 year was $4,970,000.

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

Three and six months ended June 30, 2004 and 2003. Revenues for the second quarter decreased to $500,308 as compared to $731,620 for the same period in the prior year. The decrease in revenue, during the second quarter of 2004 was due to less interest income earned from CAFC of $12,579 and a decrease in the Equity in gain (loss) from CAFC of $56,773. CAIT's smaller portfolio provided less interest revenue of $159,458.

Expenses for the second quarter 2004 decreased to $267,706 as compared to $418,691 for the same period in the prior year. The decrease in expenses during the first three months of 2004 were primarily due to a reduction in management fees of $50,150, interest expenses of $64,312, and the provision for loan losses of $38,144.

Revenues for the six months ended June 30, 2004 decreased to $1,211,928 as compared to $1,432,253 for the same period in the prior year. The decrease in revenues during the period was due to lower interest income of $272,367, a direct result of CAIT's smaller portfolio. An increase in the Equity in gain from CAFC of $57,563 partially offset the period's reduced revenues.

 Expenses for the six months ended June 30, 2003 decreased to $678,523 as compared to $825,176 for the same period in the prior year. The decrease in expenses during the period were primarily due to a reduction in interest expenses of $88,808, in the provision for loan losses of $34,144, and management fees of $61,871. General and administrative expenses increased $38,680.

INFLATION

The financial statements of the Trust, prepared in accordance with generally accepted accounting principles in the United States of America, report the Trust's financial position and operating results in terms of historical dollars and do not consider the impact of inflation. Inflation affects the Trust's operations primarily through its effect on interest rates, since interest rates normally increase during period of high inflation and decrease during periods of low inflation. When interest rates increase, the demand for mortgage loans and a borrower's ability to qualify for mortgage financing may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Trust has a line of credit of $7,000,000 with one lender. This facility is set to be retired on September 1, 2004. Management has been in extensive negotiations with other lenders that will replace this facility. Management believes that the cash flow from the payment of mortgage notes receivable, CAFC's existing bank loan facilities, and additional lines of credit anticipated to be acquired during 2004 will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

Six months ended June 30, 2004 and 2003. As of January 1, 2004 and 2003, the Trust had $1,038,010 and $494,443 of cash and cash equivalents, respectively. During the six month period, cash and cash equivalents decreased and increased by $555,481 and $180,406, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2004 and 2003 were $482,529 and $674,849.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

 Net cash provided by operating activities during the six months ended June 30, 2004 and 2003 was $132,258 and $583,313, respectively. During the first six months of 2004, net income provided $492,907, a decrease in accounts receivable provided $205,494, a net decrease in due from affiliates used $149,359 and a net increase in other assets used $331,785. During the first six months of 2003, net income provided $607,077, a net increase in due from affiliates provided $67,357 and an increase in accounts receivable provided $7,295.

Net cash provided by and (used in) investing activities for the six months ended June 30, 2004 and 2003 was $6,648,949 and ($606,865), respectively. During the first six months of 2004, a net reduction in mortgage notes receivable provided $6,575,892. During the first six months of 2003, a net reduction in mortgage notes receivable provided $1,424,705 and an increase in warehousing facilities to related parties used $2,013,417.

Net cash (used in) and provided by financing activities during the six months ended June 30, 2004 and 2003 was ($7,336,688) and $203,958, respectively. During the first six months of 2004, decreased borrowings used cash of $6,803,149, dividends reduced cash by $545,826 and treasury stock sales increased cash by $15,178. During the first six months of 2003 increased borrowings provided cash of $1,064,334, while dividends and net treasury stock purchases reduced cash by $545,167 and $315,209, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the June 30, 2004 balance sheet of the lower of cost or market.

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce second quarter 2004 GAAP income available to common shareholders by $210,000 or 152%.

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


--------------------------------------------------------------------------------
                              One Year - Historical
                     Interest Rate Adjustment in Basis Points
--------------------------------------------------------------------------------
   Borrowings         <200 bp>        <100 bp>          100 bp          200 bp
--------------------------------------------------------------------------------
   Annual Net            6%              3%              <3%>            <8%>
     Income
--------------------------------------------------------------------------------

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

ITEM 2     CHANGES IN SECURITIES

       During the first quarterly period ending June 30, 2004, options for 6,034 common shares were exercised.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarterly period ended June 30, 2004.

ITEM 5     OTHER INFORMATION

       Press Release, Exhibit "A" attached hereto and incorporated herein, dated April 29, 2004 announcing 2nd Quarter 2004 Common Share Dividend.

       Press Release, Exhibit "B" attached hereto and incorporated herein, dated July 30, 2004 announcing 3rd Quarter 2004 Common Share Dividend and 2nd Quarter 2004 Net Income.

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

6) These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

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

         No reports on Form 8-K were filed for the period ending June 30, 2004.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        CAPITAL ALLIANCE INCOME TRUST LTD.,
                                        A Real Estate Investment Trust


Dated:        July 30, 2004             By: /s/ Thomas B. Swartz
                                            --------------------
                                            Thomas B. Swartz,
                                            Chairman and Chief Executive Officer


Dated:        July 30, 2004             By: /s/ Richard J. Wrensen
                                            ----------------------
                                            Richard J. Wrensen,
                                            Chief Financial Officer
                                            Executive Vice President

                                  CERTIFICATION


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:     July 30, 2004


                            /s/ Thomas B. Swartz
                            --------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/ Richard J. Wrensen
                            ----------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            /s/ Dennis R. Konczal
                            ---------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                           PERIOD ENDING JUNE 30, 2004


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated July 30, 2004 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: July 30, 2004


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

                                   EXHIBIT "B"
Press Release

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                THIRD QUARTER DIVIDEND, SECOND QUARTER OPERATING
               RESULTS AND RESULTS OF ANNUAL SHAREHOLDERS MEETING

SAN FRANCISCO - (BUSINESS WIRE) - July 30, 2004 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared CAIT's third quarter Common Share dividend at the rate of $0.30 per Common share. The dividend is payable on August 16, 2004 to shareholders of record on August 9, 2004.

Richard J. Wrensen, CAIT's Executive Vice-President and Chief Financial Officer, stated that CAIT would file its Form 10-QSB during the week of August 2, 2004. CAIT's Form 10-QSB for the second quarter will be available through CAIT's website which is listed below.

For the three months ended June 30, 2004, CAIT's net income was $215,139 ($0.32 basic and $0.27 diluted) and for the six months ended June 30, 2004 net income was $492,907 ($0.78 basic and $0.66 diluted per share) as compared to net income of $312,929 ($0.55 basic and $0.47 diluted per share) and $607,077 ($1.06 basic and $0.90 diluted per share), respectively for like periods in 2003. Revenues were $500,308 for the three months ended June 30, 2004 and $1,211,928 for the six months ended June 30, 2004 as compared to $731,620 and $1,432,253 for the same periods in 2003.

Thomas B. Swartz, CAIT's Chairman and CEO announced that CAIT's postponed Annual Meeting of Shareholders was held on July 27, 2004 at CAIT's offices in San Francisco; that Director Stanley C. Brooks, Chairman of Brookstreet Securities Corporation of Irvine, California and Dennis R. Konczal, President of CAIT, were reelected for three year terms as directors of CAIT; and that the Board's selection of Novogradac & Company LLP, San Francisco, as Independent Auditors for CAIT for the year 2004 was approved.


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