Form 10QSB
period 2004-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2004-11-17
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

    (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

                        Commission File Number: 333-11625

                               -------------------

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3240473
-------------------------------                          -----------------------
(State or other Jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

         100 Pine Street
         Suite 2450
         San Francisco, California                               94111
---------------------------------------                       ----------
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

As of November 1, 2004, the registrant's common shares closed at $17.40 per share and the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $5,898,600. At that date approximately 339,000 shares of $.01 par value common stock were held by non-affiliates of the registrant. The shares are listed on the American Stock Exchange.

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





                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST
                                 Balance Sheets


                                                                             September 30,   December 31,
                                                                                 2004           2003
                                                                                 ----           ----
                                                                             (Unaudited)
ASSETS
    Cash and cash equivalents                                               $    117,076    $  1,038,010
    Restricted cash                                                               16,335         200,019
    Marketable securities                                                          1,621           9,705
    Accounts receivable                                                          341,272         605,742
    Other assets, net                                                            135,190          14,533
    Due from affiliates                                                           17,910         114,334
    Notes receivable:
       Warehousing facilities to related parties                               2,542,041       2,638,226
       Mortgage notes receivable                                              15,892,951      20,556,488
       Allowance for losses                                                     (140,000)       (206,000)
                                                                            ------------    ------------
          Net notes receivable                                                18,294,992      22,988,714
    Real estate owned                                                          1,085,000         415,000
    Investments in affiliates                                                  1,013,808         923,362
    Origination costs (net)                                                      230,961         303,186
                                                                            ------------    ------------
    Total assets                                                            $ 21,254,165    $ 26,612,605
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
        Mortgage note holdbacks                                             $     16,335    $    200,019
        Loans payable                                                          6,275,368      11,773,149
        Mortgage payable                                                         826,768         275,904
        Due to affiliate                                                          12,168           5,081
        Other liabilities                                                         71,823         147,790
                                                                            ------------    ------------
    Total liabilities                                                          7,202,462      12,401,943
                                                                            ------------    ------------

    Stockholders' Equity
        Preferred stock, $.01 par value; 430,000 shares authorized;                2,138           2,138
              213,820 shares issued and outstanding at September 30, 2004 and December 31, 2003
        Additional paid in capital - preferred stock                           5,669,123       5,669,123
              Less treasury stock: 3,176 preferred shares
              at September 30, 2004 and December 31, 2003                        (86,944)        (86,944)

        Common stock, $.01 par value; 1,700,000 shares authorized;                 4,972           4,972
              497,161 shares issued and outstanding at September 30, 2004 and December 31, 2003
        Additional paid in capital - common stock                              9,388,875       9,388,875
              Less treasury stock: 57,707 and 62,392 common shares
              at September 30, 2004 and December 31, 2003                     (1,026,861)     (1,053,773)
        Accumulated other comprehensive income                                       185           2,902
        Retained earnings                                                        100,215         283,369
                                                                            ------------    ------------
    Total stockholders' equity                                                14,051,703      14,210,662
                                                                            ------------    ------------

    Total liabilities and stockholders' equity                              $ 21,254,165    $ 26,612,605
                                                                            ============    ============

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                           2004           2003           2004           2003
                                                           ----           ----           ----           ----
REVENUES
      Interest income                                  $   451,318    $   586,964    $ 1,497,896    $ 1,905,909
      Interest income from affiliates                       53,627         90,239        138,064        176,289
      Equity in gain (loss) of affiliate                     9,599       (144,455)        90,446       (121,171)
      Other income                                           1,064          4,289          1,130          8,263
                                                       -----------    -----------    -----------    -----------
           Total revenues                                  515,608        537,037      1,727,536      1,969,290
                                                       -----------    -----------    -----------    -----------

EXPENSES
      Loan servicing fees to related parties               145,363        122,404        378,709        349,121
      Management fees to related parties                    54,360         73,904        182,415        263,831
      Interest expense on loans                             73,203        120,114        202,412        338,131
      Interest expense on loans from related parties          --            2,139           --            3,708
      Provision for loan losses                             45,000         40,000         49,000         78,144
      Taxes                                                  5,000          4,544         15,000         11,344
      Amortization                                          16,394          9,375         31,574         33,325
      General and administrative                            72,562         62,849        231,295        182,902
                                                       -----------    -----------    -----------    -----------
           Total expenses                                  411,882        435,329      1,090,405      1,260,506
                                                       -----------    -----------    -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REAL
      ESTATE OWNED                                         103,726        101,708        637,131        708,784
                                                       -----------    -----------    -----------    -----------
      Operating expenses of real estate owned               (7,976)          --          (13,474)          --
      (Loss) on real estate owned                          (15,000)          --          (50,000)          --
                                                       -----------    -----------    -----------    -----------

NET INCOME                                             $    80,750    $   101,708    $   573,657    $   708,784
                                                       ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                    $    79,115    $    77,952    $   232,692    $   238,514
                                                       -----------    -----------    -----------    -----------

NET INCOME AVAILABLE TO COMMON                         $     1,635    $    23,756    $   340,965    $   470,270
                                                       ===========    ===========    ===========    ===========

BASIC EARNINGS PER
      COMMON SHARE                                     $      0.00    $      0.06    $      0.78    $      1.11
                                                       ===========    ===========    ===========    ===========

DILUTED EARNINGS PER
      COMMON SHARE                                     $      0.00    $      0.05    $      0.67    $      0.95
                                                       ===========    ===========    ===========    ===========

DIVIDENDS PAID PER
      PREFERRED SHARE                                  $      0.38    $      0.37    $      1.10    $      1.13
                                                       ===========    ===========    ===========    ===========

DIVIDENDS PAID PER
      COMMON SHARE                                     $      0.30    $      0.45    $      1.20    $      1.35
                                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
      SHARES - BASIC                                       439,454        422,596        436,251        422,575

WEIGHTED AVERAGE COMMON
      SHARES - DILUTED                                     506,587        500,173        509,917        496,065

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                          2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                     $    573,657    $    708,784
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                          49,000         (70,000)
        Amortization                                                       31,574          33,325
        Loss on real estate owned                                          50,000            --
        Equity in gain of affiliate                                       (90,446)        121,171
        (Increase) decrease in accounts receivable                        264,470         (45,114)
        (Increase) decrease in other assets                              (342,604)        (54,143)
            (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                            103,511         303,335
        Increase (decrease) in other liabilities                          (75,967)       (102,371)
                                                                     ------------    ------------
          Net cash provided by operating activities                       563,195         894,987

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (Investment in) marketable securities                         8,084            --
      (Increase) decrease in origination costs                             72,225         (31,230)
      (Increase) decrease in warehousing facilities                        96,185      (2,452,963)
      Investments in mortgage notes receivable                         (5,406,681)    (11,718,189)
      Repayments of mortgage notes receivable                          10,070,218      11,498,117
                                                                     ------------    ------------
        Net cash provided by (used in) investing activities             4,840,031      (2,704,265)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                          6,155,749       2,616,276
      Repayment of bank loans                                         (11,750,000)           --
      Repayment of mortgage payable                                          --              --
      Purchase of treasury stock                                           (1,833)       (599,085)
      Sale of treasury stock and exercised options                         28,735         339,589
      Preferred dividends paid                                           (232,692)       (238,514)
      Common dividends paid                                              (524,119)       (575,139)
                                                                     ------------    ------------
        Net cash (used in) provided by financing activities            (6,324,160)      1,543,127


NET INCREASE IN CASH AND CASH EQUIVALENTS                                (920,934)       (266,151)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,038,010         494,443
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    117,076    $    228,292
                                                                     ============    ============

SUPPLEMENTAL CASHFLOW INFORMATION:
      Cash paid for interest                                         $    200,382    $    346,905
      Cash paid for taxes                                            $     10,855    $     12,154

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Foreclosures, net of reserves                                  $    720,000            --
      Assumption of debt on real estate owned                        $    551,922            --

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

     The Trust acquired an investment in Capital Alliance Funding Corporation ("CAFC"), a taxable subsidiary, during the second quarter of 1997. The investment in CAFC is accounted for by the equity method and its financial statements are not consolidated with those of the Trust. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral. The investment in CAFC is reported in "Investment in affiliate" on the Trust's balance sheets and in "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's audited balance sheets and statements of operations are summarized in Note 10 of these financial statements. References herein to the "Company" refer to the Trust and CAFC, collectively.

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

     The unaudited interim financial statements for the nine months ended September 30, 2004 and 2003 represent the financial statements of the Company.

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

     Allowance for loan losses. Management reviews its allowance for losses provision periodically and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company's actual losses may differ from the estimate. Mortgage notes receivable deemed uncollectible are written off. The Company does not accrue interest income on impaired loans unless the mortgage's collateral is considered sufficient to satisfy the outstanding balance after deducting estimated foreclosure costs, selling costs, accrued interest, and any other priority claim.

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

     Impairment policy. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.
     144), was adopted by the Company effective January 1, 2002. SFAS No. 144 institutes one accounting model for long-lived assets to be disposed of be measured at the lower of carrying amount or fair market value less cost to sell. There were no impairment losses recognized during the nine month period ended September 30, 2004 and 2003.

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

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2004 and December 31, 2003, the Trust advanced to the CAFC $2,542,041 and $2,638,226, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of September 30, 2004 and 2003 the applicable interest rate was 7.5% and 6.0% respectively. During the three and nine months ended September 30, 2004 and 2003, the Trust earned interest in the amount of $53,627 and $81,969, respectively, and $138,064 and $168,019, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2004 and December 31, 2003, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 during the nine months ended September 30, 2004 and 2003, respectively. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of September 30, 2004 and December 31, 2003, the Trust had no borrowings from CRF.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

7.   Mortgage notes receivable (continued)
     -------------------------------------

     A reconciliation of the Trust's mortgage notes receivable follows:

                                                  Nine months      Twelve months
                                                     ended             ended
                                                 Sept 30, 2004      Dec 31, 2003
                                                 -------------      ------------
Balance, beginning of period                     $ 20,556,488      $ 19,906,391
Additions during period:
   New mortgage loans                               5,406,681        14,827,987
Deductions during period:
   Collections of principal                        (9,350,218)      (13,504,757)
   Foreclosures, net of reserve                      (720,000)         (439,096)
   Write off of uncollectible loans                      --            (234,037)
                                                 ------------      ------------
Balance, end of period                           $ 15,892,951      $ 20,556,488
                                                 ============      ============


8.   Allowance for loan losses
     -------------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $140,000 and $206,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of September 30, 2004 and December 31, 2003, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                                    Nine months    Twelve months
                                                       ended            ended
                                                  Sept 30, 2004     Dec 31, 2003
                                                  -------------     ------------
Balance, beginning of period                         $ 206,000        $ 310,000
Provision for loan loss                                 49,000          130,037
Write off of uncollectible loans                      (115,000)        (234,037)
                                                     ---------        ---------
Balance, end of period                               $ 140,000        $ 206,000
                                                     =========        =========





                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

9.   Real estate owned
     -----------------

     On January 1, 2003, the Trust did not own any properties. During 2003 the Trust foreclosed on two properties and sold one property to CAFC at its estimated fair market value, which resulted in neither a net gain nor a net loss. As of January 1, 2004, the Trust owned one property and foreclosed on one property during the third quarter. As of September 30, 2004 and December 31, 2003, the Trust owned two properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                       Nine months    Twelve months
                                                                          ended          ended
                                                                      Sept 30, 2004   Dec 31, 2003
                                                                      -------------   ------------
Balance, beginning of period                                          $   415,000    $      --
Foreclosed mortgage notes, net of reserve (non-cash)                      720,000        439,096
Assumption of senior debt                                                    --          275,904
Accrued interest capitalized (non-cash)                                      --             --
Gain (loss) on sale or writedown (non-cash)                               (50,000)          --
                                                                      -----------    -----------
                                                                        1,085,000        715,000
Less: Proceeds from sale of real estate owned (net of closing costs
of $0 in 2004 and 2003)                                                      --         (300,000)
                                                                      -----------    -----------
Balance, end of period                                                $ 1,085,000    $   415,000
                                                                      ===========    ===========

10.  Investment in affiliate
     -----------------------

     Capital Alliance Funding Corporation

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





                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003

                                                              (Unaudited)       (Audited)
                                                             September 30,     December 31,
                                                                 2004             2003
                                                                 ----             ----
ASSETS

    Cash and cash equivalents                                $    477,066    $    166,503
    Restricted cash                                               138,393         260,705
    Accounts receivable                                           132,144         154,206
    Note receivable:
        Mortgage notes receivable                               9,518,489       7,383,040
        Allowance for loan losses                                (123,153)       (100,000)
                                                             ------------    ------------
        Net Receivable                                          9,395,336       7,283,040
    Real estate owned                                              92,500         971,617
    Due from affiliates                                              --            13,012
    Investment in affiliate                                         5,000           5,000
    Other assets                                                   66,629          57,129
                                                             ------------    ------------

    Total assets                                             $ 10,307,068    $  8,911,212
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
        Mortgage note holdbacks                              $    138,393    $    260,705
        Warehousing facilities                                  6,455,732       4,633,846
        Warehousing facilities from related parties             2,576,263       2,638,226
        Due to affiliates                                          50,231           9,736
        Mortgage notes payable                                       --           300,000
        Other liabilities                                          85,714         159,279
                                                             ------------    ------------
    Total liabilities                                           9,306,333       8,001,792
                                                             ------------    ------------

    Stockholders' Equity
       Preferred shares, no par value                                --              --
           2,000 shares authorized, issued and outstanding
       Common shares, no par value                                   --              --
           1,000 shares authorized, issued and outstanding
       Additional paid in capital                               1,990,056       1,990,056
       Accumulated deficit                                       (989,321)     (1,080,636)
                                                             ------------    ------------

    Total stockholders' equity                                  1,000,735         909,420
                                                             ------------    ------------

    Total liabilities and stockholders' equity               $ 10,307,068    $  8,911,212
                                                             ============    ============

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                             STATEMENT OF OPERATIONS

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,                September 30,
                                                        2004          2003           2004           2003
                                                        ----          ----           ----           ----
REVENUES
   Interest income                                  $   269,883   $   209,088    $   666,641    $   529,317
   Loan origination income                              227,772       210,121        592,786        637,055
   Service release premium                               43,608        25,632        105,417         82,487
   Other income                                           3,058         3,000          3,158          7,545
                                                    -----------   -----------    -----------    -----------
       Total revenues                                   544,321       447,841      1,368,002      1,256,404
                                                    -----------   -----------    -----------    -----------

EXPENSES
   Management fees to related parties                    17,256        22,163         57,562         63,916
   Interest expense on loans                            123,031        56,301        346,309        158,448
   Interest expense on loans from related parties        74,427        81,969        165,376        168,019
   Loan origination costs                                66,635        49,581        158,085        145,341
   Provision for loan losses                             13,153        15,000         23,153         60,000
   Wages and salaries                                   163,892       139,834        441,811        412,185
   General and administrative                            72,271        53,800        208,661        158,265
   Taxes                                                  3,998         5,152         15,043         10,173
                                                    -----------   -----------    -----------    -----------
         Total expenses                                 534,663       423,800      1,416,000      1,176,347
                                                    -----------   -----------    -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REO                    $     9,658   $    24,041    $   (47,998)   $    80,057
                                                    -----------   -----------    -----------    -----------
   Operating expenses of REO                               --         (14,220)       (22,990)       (48,193)
   Gain (Loss) on Real Estate Owned                        --        (155,735)       162,304       (154,262)
                                                    -----------   -----------    -----------    -----------

NET INCOME                                          $     9,658   $  (145,914)   $    91,316    $  (122,398)
                                                    ===========   ===========    ===========    ===========

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

     A reconciliation of the mortgage notes receivable follows:

                                        Nine months     Twelve months
                                           ended           ended
                                       Sept 30, 2004    Dec 31, 2003
                                       -------------    ------------

     Balance, beginning of period      $  7,383,040       6,092,094
     Additions during period:

        Originations                     40,971,797      31,295,682
     Deductions during period:

        Collections of principal         (1,939,425)     (4,906,286)

        Sales                           (36,896,923)    (24,604,030)

        Foreclosures, net of reserve           --          (476,375)

     Write offs                                --           (18,045)
                                       ------------    ------------
     Balance, end of period            $  9,518,489    $  7,383,040
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

     Allowance for loan losses
     -------------------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $123,153 and $100,000 allowance for losses is adequate to protect against potential losses inherent in all mortgage notes receivables as of September 30, 2004 and December 31, 2003, respectively. CAFC's actual losses may differ from the estimate.

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

                          Notes to Financial Statements
                                   (Unaudited)


10.  Investment in affiliates (continued)
     ------------------------------------

     Allowance for loan losses (continued)
     -------------------------------------

     A reconciliation of the allowance for losses follows:

                                              Nine months      Twelve months
                                                  ended            ended
                                             Sept 30, 2004      Dec 31, 2003
                                             -------------      ------------
     Balance, beginning of period              $ 100,000        $ 225,000
     Provision for loan loss
                                                  23,153           68,045
     Write off of uncollectible loans
         and write-down of real estate owned    (193,045)
                                                                ---------
     Balance, end of period                    $ 123,153        $ 100,000

     Real estate owned
     -----------------

     As of January 1, 2003 CAFC held four properties with a value of $1,676,261. During 2003, CAFC sold four properties for a loss of $152,733, one property was acquired by foreclosure and one property was purchased from the Trust for $300,000. Net proceeds from the sale were $3,032,646. As of December 31, 2003, CAFC held two properties with a book value of $971,617. During the nine months ending September 30, 2004, CAFC sold one property for a gain of $167,304 and incurred a $5,000 write-down on the one remaining property. Net proceeds from the sale were $1,085,065.

     A reconciliation of real estate owned follows:

                                      Nine months      Twelve months
                                        ended              ended
                                     Sept 30, 2004     Dec 31, 2003
                                     -------------     ------------

     Balance, beginning of period   $  971,617        $ 1,676,261
     Properties purchased
                                          --              600,000
     Foreclosures
                                          --              476,375
     Assumptions of senior debt
                                          --              769,234
     Additions
                                        48,644            810,126
     Real estate sold
                                      (922,761)        (3,185,379)
     Property written down
                                        (5,000)          (175,000)
                                    -----------       -----------
     Balance, end of period         $   92,500        $   971,617
                                    ===========       ===========

     Warehousing facilities
     ----------------------

     As of September 30, 2004 and December 31, 2003, CAFC had borrowed $2,542,041 and $2,638,226, respectively, under a warehouse line of credit with the Trust. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is adjusted monthly depending on market rates. As of September 30, 2004 and December 31, 2003, the interest rate was 7.5% and 6.0%, respectively. For the three and nine month periods ended September 30, 2004 and 2003, CAFC's interest expense totaled $53,627 and $135,064, respectively, and $81,969 and $168,019, respectively, of which $0 and $27,588 was outstanding as of September 30, 2004 and 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of September 30, 2004, CAFC had borrowed $32,097 under a warehouse line of credit with CRF. The borrowings are secured by pledged mortgage loans as collateral. Interest on this warehouse line of credit is monthly depending on market rates. As of September 30, 2004 and December 31, 2003, the interest rate was 7.5% and 6.0%, respectively. For the three and nine month periods ended September 30, 2004, CAFC's interest

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Warehousing facilities (continued)
     ----------------------------------

     expense totaled $25,312 and $30,312, respectively, of which $2,124 was outstanding as of September 30, 2004. The facility is cancelable by either party upon 30 days written notice.

     As of September 30, 2004 and December 31, 2003, CAFC had borrowed $4,669,520 and $3,970,782, respectively, under a $6,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.00% with a floor of 6.00%. As of September 30, 2004 and December 31, 2003, the Prime rate was
     4.75 and 4.0% respectively. Interest is payable monthly with $12,102 and $56,608 accrued and payable as of September 30, 2004 and December 31, 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of September 30, 2004, CAFC has borrowed $1,774,109 under a $3,600,000 funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate of 9.50%. Interest is payable monthly with $0 accrued and payable as of September 30, 2004. The facility is cancelable by either party upon 30 days written notice. There was no amount due on this funding agreement as of December 31, 2003.

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime rate plus 4.0%. Through a tri-party agreement among CAFC, CRF, and the Trust, both CRF and the Trust are able to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss enure to either CRF or the Trust. As of September 30, 2004, the outstanding balance assigned to CAFC was $0.

     Related party transactions
     --------------------------

     The Manager earns an administration fee not greater than 25 basis points on home loans funded for the benefit of CAFC and reimbursed for specific direct expenses as defined in the First Amended Residential Mortgage Loan Services Agreement. For the three and nine month periods ended September 30, 2004 and 2003, CAFC has expensed $17,256 and $22,163 and $57,562 and
     $63,916, respectively.

     CAFC received an advance of $2,542,041 and $2,638,226 under a warehouse line of credit from the Trust, as of September 30, 2004 and December 31, 2003, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of September 30, 2004 and December 31, 2003 was 7.5% and 6.0% respectively. CAFC expensed interest of $53,627 and $135,064 and $81,969 and $168,019 during the three and nine months ended September 30, 2004 and 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of September 30, 2004, CAFC had a payable of $32,879 to the Manager, a payable of $17,910 to the Trust, and a receivable of $557 from CRF. As of December 31, 2003, CAFC had a net receivable of $919 from the Manager and a payable of $9,736 to CRF. These accounts are shown on the balance sheet as part of Due to affiliates and Due from affiliates, respectively. No interest is charged on these accounts.

     During the first nine months of 2004 and 2003, CAFC sold $5,406,681 and $11,718,189, respectively, in loans to the Trust, at par value.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


11.  Loans payable
     -------------

     As of September 30, 2004 and December 31, 2003, the Trust had borrowed $0 and $9,000,000, respectively, under a line of credit term facility, up to a maximum of $7,000,000 and $10,000,000, respectively, with specific mortgage notes receivable pledged as collateral against the advances. The credit facility matured August 31, 2004 and was retired.

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

12.  Mortgage payable
     ----------------

     The Trust foreclosed on a property in 2004 and assumed a mortgage note payable in the amount of $551,922 with an annual interest rate of 10%. Principal and interest payments of $5,520 are due monthly. During 2003, the Trust foreclosed on a property and assumed a mortgage note payable in the amount of $275,904 with an annual interest rate of 8.0%. Principal and interest payments of $2,102 are due monthly. The principal balance as of September 30, 2004 and December 31, 2003 was $274,846 and $275,904,
     respectively.

13.  Related party transactions
     --------------------------

     The Trust has financed a portion of its treasury stock repurchases by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at the broker call rate (3.25% as of September 30, 2004 and 2.50% as of December 31, 2003) plus 1.50%. Margin debt is callable at the discretion of the investment bank. As of September 30, 2004 and December 31, 2003, the Trust owed $119,619 and $23,149, respectively, in margin debt.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and the Company. The management fees paid by the Trust to the Manager were $51,360 and $157,931 and $68,404 and $195,076 for the three and nine month period ended September 30, 2004 and 2003, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $3,000 and $10,000 and $5,500 and $17,500 in REO management fees for the three and nine month period ended September 30, 2004 and 2003, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


13.  Related party transactions (continued)
     --------------------------------------

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten-year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and nine month period ended September 30, 2004 and 2003 was $0 and $14,484 and $0 and $0, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2003, the Trust capitalized 35.0% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 65.0% of the fee is expensed as the portion attributed for servicing. As of September 30, 2004, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and nine month period ended September 30, 2004 and 2003, the Trust expensed loan origination and servicing fees of $145,362 and $378,709 and $122,404 and $349,121, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of September 30, 2004, the Trust had a receivable of $17,910 from CAFC and a payable of $12,168 from the Manager. As of December 31, 2003, the Trust had a receivable of $22,457 from CAFC, a receivable of $91,716 from the Manager and a payable of $5,080 to CRF. No interest is charged on these inter-company accounts.

     As described in Note 6, as of September 30, 2004 and December 31, 2003, the Trust advanced to the CAFC $2,542,041 and $2,638,226, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of September 30, 2004 and 2003 the applicable interest rate was 7.5% and 6.0% respectively. During the three and nine months ended September 30, 2004 and 2003, the Trust earned interest in the amount of $53,627 and $81,969 and $138,064 and $168,019, respectively, of which $0 and $27,586 was outstanding as of September 30, 2004 and 2003, respectively.

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

     The activity in the Plan for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 follows:

                                             Options            Weighted average
                                             -------             exercise price
                                                                 --------------
Outstanding at January 1, 2003                220,551                   $10.37
               Granted                            ---                      ---
               Exercised                      (36,851)                    9.22
               Forfeited                          ---                      ---
                                             --------                  -------
Outstanding at December 31, 2003              183,700                  $ 10.60
                                             --------                  -------
               Granted                            ---                      ---
               Exercised                       (7,234)                    9.01
               Forfeited                          ---                      ---
                                             --------                  -------
Outstanding at September 30, 2004             176,466                  $ 10.64
                                              =======                  =======
Outstanding options exercisable as of
               January 1, 2003                220,551                  $ 10.37
               December 31, 2003              183,700                    10.60
               September 30, 2004             176,466                    10.64


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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


15.  Common stock options (continued)
     --------------------------------

     The following table summarizes information with respect to stock options outstanding at September 30, 2004:

                                                        Options outstanding
                               ------------------ -------------------------------- ----------------------
Range of exercise prices       Number of shares      Weighted-average remaining      Weighted- average
                                                      contractual life (years)        exercise price
                               ------------------ -------------------------------- ----------------------

          $9.00 - $9.06             112,716                    6.84                        $  9.03
          $13.50                     63,750                    5.25                          13.50
                                     ------                    ----                        -------
                                    176,466                    6.27                          10.64
                                    =======                    ====                        =======

     The Trust accounts for stock options under APB No. 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with SFAS No. 123, is presented below for the three and nine month period ended September 30, 2004 and 2003:

                                                           Three months ended              Nine months ended
                                                              September 30                   September 30
                                                          2004            2003           2004            2003
                                                          ----            ----           ----            ----
     Net income available to common stock               $ 1,635        $ 23,756        $ 340,965      $ 470,270
     Less: Stock based expense
          using the fair value method                       ---             ---              ---            ---
                                                        -------        --------        ---------      ---------

     Pro forma net income available to common stock     $ 1,635        $ 23,756        $ 340,695      $ 470,270
                                                        =======        ========        =========      =========

     Net income per common share:
     Basic:
          As reported                                     $0.00          $0.06           $0.78          $1.11
          Pro forma                                       $0.00          $0.06           $0.78          $1.11
     Diluted:
          As reported                                     $0.00          $0.05           $0.67          $0.95
          Pro forma                                       $0.00          $0.05           $0.67          $0.95

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)


16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the nine month period ended September 30, 2004 and 2003:

                                                  Three months ended        Nine months ended
                                                     September 30              September 30
                                                   2004         2003         2004         2003
                                                ------------------------------------------------
Numerator:
Net income                                      $  80,750    $ 101,708    $ 573,657    $ 708,784
Preferred dividends attributable to income        (79,115)     (77,952)    (232,692)    (238,514)
                                                ---------    ---------    ---------    ---------
Numerator for basic and diluted Earnings per
share income available to common stockholders   $   1,635    $  23,756    $ 340,965    $ 470,270
                                                =========    =========    =========    =========
Denominator:
    Basic weighted average shares                 439,454      422,596      437,251      422,575
    Dilutive effect of options                     67,133       77,577       72,666       73,490
                                                ---------    ---------    ---------    ---------
    Diluted weighted average shares               506,587      500,173      509,917      496,065
                                                =========    =========    =========    =========
Basic earnings per common share                 $    0.00    $    0.06    $    0.78    $    1.11
                                                =========    =========    =========    =========
Diluted earnings per common share               $    0.00    $    0.05    $    0.67    $    0.95
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

Management's discussion and analysis of the results of operations for the three and nine months ended September 30, 2004 and 2003 follows:

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

Revenue recognition. The Company accrues interest income as it is earned. Loans may be placed on a non-accrual status when any portion of the principal or interest is three scheduled payments past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Non-accrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Equity method of accounting. The Trust's 99% economic interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's Balance Sheet as of September 30, 2004 and December 31, 2003 and the Statement of Operations for the nine months ended September 30, 2004 and 2003. If required, consolidation of CAFC's financial information into the Trust may materially change the Trust's financial statement balances, but would not affect the Trust's net income or the earnings per common share calculations. FASB Interpretation No. 46 may require consolidation during 2004.

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

Commitments and Contingencies. As of September 30, 2004, the Trust's loan portfolio included 57 loans totaling $15,892,951 of which 5 loans totaling $1,620,928 representing 10% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $140,000, if it is necessary to foreclose upon the mortgage loans.

As of September 30, 2003, the Trust's loan portfolio included 96 loans totaling $20,126,463 of which 9 loans totaling $1,681,915 representing 8% of the loan portfolio were delinquent over two months. One delinquent loan, totaling $178,326, was brought current by October 31, 2003. After adjusting the September 30, 2003 delinquent balances for this payment, the delinquencies in excess of two months are eight loans totaling $1,503,589 or 7% of the loan portfolio. In assessing the collectability of these delinquent mortgage loans, management has established a loan loss reserve of $240,000, if it is necessary to foreclose upon the mortgage loans.

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 2004 and September 30, 2003.

      Maximum Other
       Commercial                 Total                     Amount of Commitment Expiration Per Period
     Commitments (a)             Amounts        ----------------------------------------------------------------
 as of September 30, 2004       Committed         Less than       1 - 3 years          4 - 5           After 5
                                                   1 year                              years            years
------------------------------ --------------- ---------------- ----------------- ---------------- -------------
Lines of Credit (b)              $6,275,368       $119,618         $6,155,749            0                0
Standby Repurchase                  (c)               0                0                 0                0
Obligations
Guarantees (d)                       0                0                0                 0                0
Total Commercial Commitments     $6,275,368       $119,618         $6,155,749            0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Maximum potential liability. Actual amounts outstanding as of September 30, 2004 due in less than 1 year was $119,618.

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

Three and nine months ended September 30, 2004 and 2003. Revenues for the third quarter decreased to $516,607 as compared to $537,037 for the same period in the prior year. The decrease in revenue, during the third quarter of 2004 was due to less interest income earned from CAFC of $36,612. CAIT's smaller portfolio provided less interest revenue of $135,646. An increase in the Equity in gain from CAFC of $154,054 partially offset the period's reduced revenues.

Expenses for the third quarter 2004 decreased to $411,882 as compared to $435,329 for the same period in the prior year. The decrease in expenses during the three months ended September 30, 2004 were primarily due to a reduction in management fees of $19,544 and interest expenses of $46,910.

Revenues for the nine months ended September 30, 2004 decreased to $1,727,536 as compared to $1,969,290 for the same period in the prior year. The decrease in revenues during the period was due to lower interest income of $408,013, a direct result of CAIT's smaller portfolio. An increase in the Equity in gain from CAFC of $211,617 partially offset the period's reduced revenues.

Expenses for the nine months ended September 30, 2003 decreased to $1,090,405 as compared to $1,260,506 for the same period in the prior year. The decrease in expenses during the period was primarily due to a reduction in interest expenses of $139,427, in the provision for loan losses of $29,144, and management fees of $81,416. General and administrative expenses increased $48,393.

LIQUIDITY AND CAPITAL RESOURCES

As of September 1, 2004, the Trust's $7,000,000 line of credit was retired. Management has been in extensive negotiations with other lenders that will replace this facility. Management believes that the cash flow from the payment of mortgage notes receivable, CAFC's existing bank loan facilities, and additional lines of credit anticipated to be acquired during 2004 will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

As of June 30, 2004, CAFC obtained a three year $25,000,000 funding agreement. Pursuant to a tri-party agreement among CAFC, CRF, and the Trust the Trust can utilize this funding agreement. All benefits and costs of ownership and financing of the Trust's financed loans will inure to the Trust. This arrangement replaces the retired line of credit noted above.

Nine months ended September 30, 2004 and 2003. As of January 1, 2004 and 2003, the Trust had $1,038,010 and $494,443 of cash and cash equivalents, respectively. During the nine month period, cash and cash equivalents decreased by $920,934 and $266,151, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2004 and 2003 were $117,076 and $228,292.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash provided by operating activities during the nine months ended September 30, 2004 and 2003 was $563,195 and $894,987, respectively. During the first nine months of 2004, net income provided $573,657, a decrease in accounts receivable provided $264,470, a net increase in due from affiliates provided $103,511 and a net increase in other assets used $342,604. During the first nine months of 2003, net income provided $708,784, a net increase in due from affiliates provided $303,335 and a net decrease in other assets used $102,371.

Net cash provided by and (used in) investing activities for the nine months ended September 30, 2004 and 2003 was $4,840,031 and ($2,704,265), respectively. During the first nine months of 2004, a net reduction in mortgage notes receivable provided $4,663,537. During the first nine months of 2003, a net increase in mortgage notes receivable used $220,072 and an increase in warehousing facilities to related parties used $2,452,963.

Net cash (used in) and provided by financing activities during the nine months ended September 30, 2004 and 2003 was ($6,324,160) and $1,543,127, respectively. During the first nine months of 2004, decreased borrowings used cash of $11,750,000, dividends reduced cash by $756,811 and treasury stock sales increased cash by $28,735. During the first nine months of 2003 increased borrowings provided cash of $2,616,276, while dividends and net treasury stock purchases reduced cash by $813,653 and $259,496, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the September 30, 2004 balance sheet of the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (38 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the assumed losses in the Trust's portfolio would reduce third quarter 2004 GAAP income available to common shareholders by $140,000.

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (38 months).

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


--------------------------------------------------------------------------------
                              One Year - Historical
                     Interest Rate Adjustment in Basis Points
--------------------------------------------------------------------------------
   Borrowings         <200 bp>        <100 bp>          100 bp          200 bp
------------------ --------------- ---------------- --------------- ------------
   Annual Net            6%              3%              <3%>            <8%>
     Income
------------------ --------------- ---------------- --------------- ------------

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

ITEM 2     CHANGES IN SECURITIES

       During the third quarterly period ending September 30, 2004, 700 common shares held as treasury shares were sold.

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


ITEM 5     OTHER INFORMATION

     Press Release, Exhibit "A" attached hereto and incorporated herein, dated July 30, 2004 announcing 3rd Quarter 2004 Common Share Dividend and 2nd Quarter 2004 Net Income.

     Press Release, Exhibit "B" attached hereto and incorporated herein, dated September 2, 2004 announcing CAFC's $25,000,000 funding agreement, in which CAIT may also participate as arranged by CAFC.

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

(8) This exhibit was previously contained in Form 10-KSB for the period ending December 31, 2002 filed with the Commission on April 15, 2003, and is incorporated by reference herein.

(b)      Reports on Form 8-K.
         --------------------

         No reports on Form 8-K were filed for the period ending September 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated: November 1, 2004                 By: /s/ Thomas B. Swartz
                                            --------------------
                                            Thomas B. Swartz,
                                            Chairman and Chief Executive Officer


Dated: November 1, 2004                 By: /s/ Richard J. Wrensen
                                            ----------------------
                                            Richard J. Wrensen,
                                            Chief Financial Officer
                                            Executive Vice President

                                  CERTIFICATION


         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Report fully compiles with the requirements of section
                13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 1, 2004


                            /s/ Thomas B. Swartz
                            --------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer



                            /s/ Richard J. Wrensen
                            ----------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President



                            /s/ Dennis R. Konczal
                            ---------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                        PERIOD ENDING SEPTEMBER 30, 2004


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated September 30, 2004 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: November 1, 2004


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

For the three months ended June 30, 2004, CAIT's net income was $215,139 ($0.32 basic and $0.27 diluted) and for the six months ended June 30, 2004 net income was $492,907 ($0.78 basic and $0.66 diluted per share) as compared to net income of $312,929 ($0.55 basic and $0.47 diluted per share) and $607,077 ($1.06 basic and $0.90 diluted per share), respectively for like periods in 2003. Revenues were $500,308 for the three months ended June 30, 2004 and $1,211,928 for the six months ended June 30, 2004 as compared to $731,620 and $1,432,253 for the same periods in 2003

Thomas B. Swartz, CAIT's Chairman and CEO announced that CAIT's postponed Annual Meeting of Shareholders was held on July 27, 2004 at CAIT's offices in San Francisco; that Director Stanley C. Brooks, Chairman of Brookstreet Securities Corporation of Irvine, California and Dennis R. Konczal, President of CAIT, were reelected for three year terms as directors of CAIT; and that the Board's selection of Novogradac & Company LLP, San Francisco, as Independent Auditors for CAIT for the year 2004 was approved.

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

Contact: Capital Alliance Income Trust Ltd., San Francisco Richard J. Wrensen, EVP & CFO - 415/288-9575 rwrensen@calliance.com www.calliance.com

                                   Exhibit "B"
Press Release

                      GATEWAY BANK FSB AND CAPITAL ALLIANCE
                   ANNOUNCE AN EXPANDED FINANCIAL RELATIONSHIP


SAN LEANDRO and SAN FRANCISCO, CA - (BUSINESS WIRE) - September 2, 2004 - Gateway Bank FSB ("Gateway") and Capital Alliance Funding Corporation ("CAFC"), the mortgage banking affiliate of Capital Alliance Income Trust Ltd. ("CAIT") (AMEX:CAA-News) and Calliance Realty Fund, LLC ("CRF"), jointly announce the execution of a $25 million `Quick$ale'(R) term facility between the two companies. This new facility is in addition to an existing $6 million Quick$ale warehouse facility between them.

Poppi Metaxas, President and Chief Executive Officer of Gateway Bank FSB, noted that the new facility is an expansion of an existing business relationship between the two companies that has been developing since 2002. "Gateway remains a community-based thrift institution," Metaxas said, "and we are aware that there are sometimes unaddressed credit needs. Our relationship with Capital Alliance shows that we can serve these needs better by spreading risk and return across an organization like Capital Alliance, the bank and the investment community."

Dennis R. Konczal, Capital Alliance's President, stated that this new facility will significantly enhance liquidity and will allow for the continued expansion and diversification of Capital Alliance's residential mortgage banking and mortgage investment business lines.

Capital Alliance Funding Corporation is a mortgage banking company which originates all types of residential loans on properties located primarily in California and other western states. These loans are either sold to secondary market investors on a whole-loan basis or sold to its affiliated companies, CAIT or CRF.

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

Contact:          Gateway Bank FSB
                  Poppi Metaxas, President and CEO, 510/297-4701 poppim@gatewayfsb.com

                  Capital Alliance
                  Richard J. Wrensen, Executive Vice-President, 415/288-9575 rwrensen@calliance.com www.calliance.com