Form 10KSB
period 2004-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2005-04-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended December 31, 2004

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              94-3240473
-------------------------------                           ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         100 Pine Street
         Suite 2450
         San Francisco, California                               94111
----------------------------------                        ----------------------
         (Address of principal executive office)               (zip code)

Issuer's telephone number                                    (415) 288-9575
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class Name of each exchange on which registered Common Stock $0.01 par value American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---

Registrant meets the condition of General Instruction G(1)(a) and (b) of Form 10-KSB and is filing this form 10-KSB pursuant to its reduced disclosure format.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $2,125,857.

As of February 28, 2005, the issuer's common shares closed at $13.80 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $4,485,000. At that date approximately 435,000 common shares were outstanding and 325,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format. Yes   No X
                                                       ---

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

WAREHOUSE LENDING BUSINESS....................................................5

MORTGAGE CONDUIT BUSINESS.....................................................5
      General.................................................................5
      Marketing and Production................................................6
      Underwriting............................................................7
      Whole Loan Sales........................................................7

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

PART II......................................................................12


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............13

OVERVIEW.....................................................................13

CRITICAL ACCOUNTING POLICIES.................................................14
      Operating Strategy.....................................................15
      Loan Origination and Loan Servicing....................................15
      Contingencies and Commitments..........................................15

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003........16

LIQUIDITY AND CAPITAL RESOURCES..............................................17

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2004.........17

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2003.........17

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................18
      Market Risk............................................................18
      Asset and Liability Management.........................................18

ITEM 7. FINANCIAL STATEMENTS.................................................19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURES................................................21

ITEM 8A. CONTROLS AND PROCEDURES.............................................21

PART III.....................................................................21


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................21

DIRECTORS....................................................................21

AUDIT COMMITTEE - FINANCIAL EXPERTS..........................................22

EXECUTIVE OFFICERS...........................................................23

ITEM 10. EXECUTIVE COMPENSATION..............................................23

COMPENSATION OF OFFICERS.....................................................23

COMPENSATION OF DIRECTORS....................................................23
      Director Fees..........................................................23
      Committee and Other Meeting Fees.......................................23
      Reimbursements.........................................................23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS........................................24
      (a)   Equity Compensation Plan Information.............................24
      (b)   Security Ownership of Certain Non-Management or Non-Affiliate
            Beneficial Owners................................................24
      (c)   Security Ownership of Management.................................24
      (d)   Changes in Control...............................................25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25
      Arrangements and Transactions with Members of the Manager..............25
      Sale and Purchase of Loan..............................................26
      Other Business Activities..............................................26

PART IV......................................................................27


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................27
      (a)   Exhibits.........................................................27
      (b)   Reports on Form 8-K..............................................27
      (c)   Miscellaneous Exhibits...........................................28

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................28

SIGNATURES...................................................................28

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF
2002.........................................................................30

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,..........31

PRESS RELEASE................................................................32

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General
-------
         Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 29, 1996 two Delaware business trusts, Capital Alliance Income Trust I and Capital Alliance Income Trust II were merged into the Trust. On April 15, 1997 the Trust formed its non-qualified REIT subsidiary to conduct a mortgage conduit business and holds a 99% economic interest in CAFC through ownership of all of its Series "A" Preferred Stock. The Trust's Manager holds all of the Common Shares of CAFC and a 1% economic interest in CAFC

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, is a specialty mortgage finance company, which, together with its subsidiary, operates a mortgage banking concern that emphasizes three areas referred to herein as (1) the Mortgage Investment Business, (2) the Mortgage Conduit Business, and (3) the Warehouse Lending Business. All mortgage investments originated by the Company are originated by CAFC and portfolio investments are currently sold to the Trust by CAFC at par. The Trust directly conducts its Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans and its Warehouse Lending Business which provides secured warehouse and repurchase financing to CAFC and an affiliated mortgage banker. The Mortgage Conduit Business, which originates and purchases as a wholesale mortgage banker, non-conforming residential mortgage loans is conducted through CAFC in which the Trust holds a 99% economic interest. Both the Company and CAFC are externally advised by Capital Alliance Advisors, Inc. ("CAAI" or "Manager").

         References to financial information of the Company for the years ending 2002 and 2003 reflect the financial operations of the Trust's Mortgage Investment Business, Warehouse Lending Business, and the Trust's equity interest in the Mortgage Conduit Business conducted by CAFC. References to financial information of the Company for the year ending 2004 reflect the financial operations of the Trust's Mortgage Investment Business and Warehouse Lending Business, and the Trust's ownership in the Mortgage Conduit Business conducted by CAFC as an asset held for sale.

MORTGAGE INVESTMENT BUSINESS

General
-------
         The Trust's Mortgage Investment Business, acquires mortgage loans which are principally non-conforming residential mortgage loans with a maximum 75% combined loan-to-value ratio for investment. The Mortgage Investment Business invests in both first and junior mortgage loans. Income is earned principally from the net interest income received on mortgage loans held in its portfolio. Such acquisitions are financed with the Trust's shareholders' equity and borrowings. The Company's borrowings, other than warehouse lines of credit and repurchase financing obtained by CAFC, are restricted by the Trust's Bylaws to four (4) times the Trust's total shareholders' equity.

Mortgage Loan Portfolio
-----------------------
         The Trust's Mortgage Investment Business invests a substantial portion of its portfolio in non-conforming first and second mortgage loans. Although the Trust may purchase such loans from unaffiliated third parties, mortgage investments are primarily purchased from CAFC. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans held for the Trust's portfolio have a combined loan-to-value, at the time of origination, of not more than 75% of the collateral's value. The collateral's value is verified by independent appraisal. As of December 31, 2004 the Trust's Mortgage Investment Business loan portfolio totaled $19,053,474 with an average loan size of $293,130, an average weighted yield of 11.28%, a weighted average adjusted maturity of 41 months and a weighted average combined loan-to-value ratio of 69.7%. First deeds of trust comprised 50% of the portfolio's dollar value and junior deeds of trust comprised 50%. As of December 31, 2003 the Trust's Mortgage Investment Business loan portfolio totaled $20,556,488 with an average loan size of $221,038, an average weighted yield of 12.26%, a weighted average adjusted maturity of 44 months and a weighted average combined loan-to-value ratio of 69.5%. First deeds of trust comprised 28% of the portfolio's dollar value and junior deeds of trust comprised 72%. The highest concentration of nonconforming mortgage loans, owned by the Trust, is located in California because of the general prevalence of higher property values and mortgage loan balances.

Financing
---------
         The Mortgage Investment Business is financed by the shareholders' equity and bank borrowings. The Trust's Bylaws restrict the encumbrance of the Trust's assets to four (4) times the Trust's total shareholders' equity. The Trust's portfolio of mortgage loans at December 31, 2004 was partially encumbered by a bank line of credit in the amount of $25,000,000. This encumbrance limitation does not apply to CAFC.

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

       The Trust is negotiating for additional lines of credit secured by a portion of the Trust's mortgage loan portfolio and at rates that are consistent with its financing objectives described herein. The Trust, through CAFC, has obtained third-party warehouse financing at interest rates that are consistent with its financing objectives described herein. The Trust also extends a warehouse reverse repurchase facility to CAFC, which at December 31, 2004 aggregated $1,415,487. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which CAFC effectively pledges its mortgage loans as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.

WAREHOUSE LENDING BUSINESS

         The Trust's second line of business is its Warehouse Lending Business. Such operations consist primarily of financing for its affiliated mortgage bankers, including CAFC and Calliance Realty Fund, LLC. The non-conforming mortgage loans funded with such financing may be acquired by the Trust for its portfolio when such loans meet its investment criteria. These facilities provide reverse financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the pre-approved investor. The Trust's financing is non-recourse and the Trust can only look to the sale or liquidation of the mortgage loans as a source of repayment or repurchase. Any claim of the Trust as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under these facilities are presented on the Trust's balance sheet as "Notes receivables: Warehousing facilities to related parties."

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

         Utilizing reverse repurchase agreements, at December 31, 2004, the Trust had outstanding balances of $1,415,487 to CAFC and $0 to Calliance Realty Fund. As of December 31, 2003, the Trust had outstanding balances of $2,638,226 to CAFC and $0 to Calliance Realty Fund. CAFC and Calliance Realty Fund, LLC are both affiliated mortgage banking companies.

MORTGAGE CONDUIT BUSINESS

General
-------
         On November 11, 2004, the Trust was notified that its entire preferred share ownership of CAFC would be acquired and retired by CAFC. Subsequently, the Trust determined that its ownership of CAFC required reporting as an asset held for sale. The Trust's ownership of CAFC is entirely comprised of preferred stock. The Trust's preferred shares are available for immediate delivery and the transaction is expected to be completed within one year of CAFC's common shareholder's notification to the Trust. Management expects the sale of the Trust's CAFC preferred stock to approximate its fair value. In all prior reporting periods, CAFC was reported pursuant to the equity method of accounting. The Trust does not expect to report a loss on the sale of CAFC.

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

         The Trust's policy for its Mortgage Investment Business, which limits the financing or leveraging of its mortgage loan portfolio, does not apply to its Mortgage Conduit Business since such mortgage loans are generally held in CAFC for less than ninety days prior to their sale.

         Correspondents originate and close mortgage loans under CAFC's mortgage loan programs on a loan-by-loan basis. Correspondents include mortgage bankers and mortgage brokers. However, the Mortgage Conduit Business will assume the potential risk of any increased delinquency rates and/or credit losses as well as interest rate risk in the event there is a delay in the sale of such loans. Normally, such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC and are reduced by the relatively short period that such loans are held and accumulated prior to their sale. All non-conforming loans purchased or originated by CAFC which meet the Trust's underwriting guidelines, which include its 75% Loan-to-Value limitation, are made available for sale to the Trust at fair market value at the date of sale and subsequent transfer to the Trust. Loans not purchased by the Trust for its Mortgage Investment Business will be sold in the secondary market through whole loan sales or to an affiliate of the Manager, Calliance Realty Fund, LLC.

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

Marketing and Production
------------------------
         CAFC's competitive strategy in its Mortgage Conduit Business is to offer to its mortgage loan broker and correspondent network, a complete spectrum of credit-grade residential mortgage loans to be sold in the secondary market network. This approach attempts to shift the high fixed costs of interfacing with the homeowner to the correspondents and brokers. The marketing strategy for the Mortgage Conduit Business is designed to accomplish three objectives: (1) attract a diverse group of loan originators and loan correspondents throughout California and the western United States, (2) establish relationships with such brokers and, (3) originate and/or purchase the loans on both an individual and bulk basis and sell them into the secondary market or, where they meet the Trust's underwriting standards, to the Trust's Mortgage Investment Business. To accomplish these objectives, the Mortgage Conduit Business intends to provide responsive and consistent underwriting and funding services to mortgage brokers and the Manager has assured the Trust that subsequent to the sale of the Trust's Mortgage Conduit Business, CAFC will continue to offer mortgage loans to the Trust. CAFC and the Trust emphasize flexibility in their mortgage loan products to attract, establish and maintain relationships. CAFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the origination network.

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

         The Trust's Manager, through its origination network, including the Trust's subsidiary CAFC which is managed by CAAI, accounted for 100% of the total mortgage loans purchased by the Trust during the year ended December 31, 2004. These loans were purchased at par.

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

         CAAI reviews each loan prior to CAFC's commitment to originate or purchase a mortgage loan to ensure that the mortgage loans meet its quality standards. The type and extent of the quality control review depends on the nature of the seller and the characteristics of the loans. In performing a quality control review on a loan, CAAI analyzes the underlying property appraisal and examines the credit and income history of the borrower. In addition, all documents submitted in connection with the origination or purchase of the loans, including insurance policies, title policies, deeds of trust or mortgages and promissory notes, are examined for compliance with the Trust's and CAFC's guidelines, secondary market requirements, and to ensure compliance with state and federal regulations.

Whole Loan Sales
----------------
         CAFC sells its mortgage loans on a loan-by-loan or "flow" basis, service released. CAFC does not accumulate a pool of mortgage loans for sale to investors in whole loan sale transactions. While the loans sold by the Mortgage Conduit Business will generally be sold on a non-recourse basis with respect to economic interest and rate risk, such sales will generally be made pursuant to agreements that provide for recourse by the purchaser against the Mortgage Conduit Business in the event of a breach of any representation or warranty made by the Mortgage Conduit Business, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. The Mortgage Conduit Business will generally try to limit the remedies of such purchasers to the remedies the Mortgage Conduit Business receives from the persons from whom the Mortgage Conduit Business purchases a portion of such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans may be broader than those available to the Mortgage Conduit Business against its seller, and should a purchaser exercise its remedies and rights against it, the Mortgage Conduit Business may not always be able to enforce whatever remedies it may have against its sellers.

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

SERVICING

         As the Trust and CAFC, respectively, acquire and originate mortgage loans, they acquire the servicing rights. The Trust and CAFC subcontract all of their servicing obligations under such loans to CAAI, the Manager. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Trust's guidelines. All or a portion of the aforementioned servicing responsibilities may be subcontracted by the Manager.


Servicing Portfolio
-------------------
         The following tables set forth certain information regarding the Trust's Mortgage Investment Business servicing portfolio of loans for the years ended.

                                           December 31, 2002      December 31, 2003       December 31, 2004
                                           -----------------      -----------------       -----------------

Beginning servicing portfolio                  $17,738,923            $19,906,391            $20,556,488
Loans added to the servicing portfolio         $14,195,708            $14,827,987            $13,973,068

Loans sold, servicing released and principal
     paydowns (1)                              $12,028,240            $14,177,890            $15,476,082
                                               -----------            -----------            -----------

Ending servicing portfolio                     $19,906,391            $20,556,488            $19,053,474
                                               ===========            ===========            ===========

Number of loans serviced                               100                     93                     65
Average loan size                              $   199,064            $   221,038            $   293,130

         (1) Includes normal loan payoffs, principal amortization prepayments, and loans contributed as capital to CAFC, less reserves and foreclosures.


Geographical Distribution
-------------------------
         The following table sets forth the geographic distribution of the Trust's Mortgage Investment Business servicing portfolio at the dates presented:

                  December 31, 2002            December 31, 2003              December 31, 2004
                  -----------------            -----------------              -----------------
                Number         $-% of       Number         $-% of           Number         $-% of
 State         of loans      Portfolio     of loans       Portfolio         of loans      Portfolio
 -----         --------      ---------     --------       ---------         --------      ---------

 CA              96             97%           91            99%                63            97%
 Other            4              3%            2             1%                 2             3%
                 --             --            --           ---                 --           ---

 Totals:        100            100%           93           100%                65           100%
                ===            ===            ==           ===                 ==           ===

Interest
--------
         The weighted average interest for the Trust's Mortgage Investment Business portfolio of loans at December 31, 2002 was 13.19%, at December 31, 2003 was 12.26% and at December 31, 2004 was 11.28%.

Maturity
--------
         The weighted average adjusted maturity of the Trust's Mortgage Investment Business portfolio of loans at December 31, 2002 was 30 months, at December 31, 2003 was 44 months and at December 31, 2004 was 41 months. The following table shows the Trust's loan maturities at the dates presented.

                        December 31, 2002           December 31, 2003                 December 31, 2004
                        -----------------           -----------------                 -----------------
     Terms             Amount        $-% of           Amount       $-% of            Amount         $-% of
     of Loans          of loans     Portfolio        of loans    Portfolio          of loans       Portfolio
     --------          --------     ---------        --------    ---------          --------       ---------

   0-12 months        $6,659,116        34%         $2,776,410        13%           3,470,019          19%
   13-24 months        2,097,044        10%          2,027,664        10%           2,373,143          12%
   25-36 months        1,227,613         6%          2,704,179        13%           2,873,214          15%
   37-48 months        3,816,916        19%          2,993,039        15%           2,130,334          11%
   Over 48             6,105,703        31%         10,055,196        49%           8,206,764          43%
                     -----------       ---         -----------       ---          -----------         ---

     Totals:         $19,906,392       100%        $20,556,488       100%         $19,053,474         100%
                     ===========       ====        ===========       ====         ===========         ====

Delinquencies
-------------
         The following table shows the Trust's Mortgage Investment Business delinquency statistics for its servicing portfolio at the dates presented.

                           December 31, 2002           December 31, 2003                December 31, 2004
                           -----------------           -----------------                -----------------
         Loans            Number         $-% of        Number         $-% of           Number         $-% of
     Delinquent For:      of loans      Portfolio     of loans      Portfolio        of loans      Portfolio
     ---------------      --------      ---------     --------      ---------        --------      ---------

     31-60 days             10             11%            7             8%              10            10%
     61-90 days              0              0%            6            10%               5             4%
     91 days +              16 (1)         19%            8 (2)        12%               6 (3)         9%
                            --             --            --            --               --            --
     Totals:                26             30%           21            30%              21            23%
                            ==             ==            ==            ==               ==            ==

     (1) 12 of the 91 days+ delinquent loans were either paid off in full or brought current by March 31, 2003.
     (2) Two of the 91 days+ delinquent loans were either paid off in full or brought current by March 15, 2004.
     (3) Three of the 91 days+ delinquent loans were either paid off in full or brought current by February 28, 2005.

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

COMPETITION

         The Trust believes that it will continue to be able to compete in the Mortgage Investment Business by securing from CAFC or other third parties sufficient high yielding, risk appropriate mortgages and other real estate investment permitted by a real estate investment trust and by providing prompt and responsive service and flexible underwriting for independent mortgage brokers and correspondents.

         Consolidation in the mortgage banking industry may reduce the number of current correspondents available to the Mortgage Conduit Business, thus reducing the Trust's potential customer base, resulting in CAFC or the Trust purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Mortgage Conduit Business.

         The Trust faces competition in its Mortgage Investment Business and Mortgage Conduit Business from other financial institutions, including but not limited to banks, investment banks, specialty finance companies and private mortgage investors. At present such competition is not material to Warehouse Lending Business. Many of the institutions with which the Company competes have significantly greater financial resources.

EMPLOYEES

         The Company has no employees. The Manager employs and provides all of the persons required for the operation of the Company's business. At December 31, 2004, the Manager employed 19 persons. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.




                 [ REMAINDER OF PAGE INTENTIONALLY LEFT BLANK ]

SELECTED FINANCIAL DATA

         The following table presents selected historical financial data derived from the financial statements of the Company with CAFC reported by the equity method of accounting for the years ended December 31, 2000, 2001, 2002, and 2003 and with CAFC reported by variable entity accounting for the year ended December 31, 2004.

         The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                       Year Ended December 31
                                                       ----------------------

Financial Summary                    2000          2001          2002          2003          2004
                                     ----          ----          ----          ----          ----

Operations:
Revenue                          $ 1,623,656   $ 2,858,179   $ 2,866,253   $ 2,605,765   $ 2,125,857

Net income                           515,023     1,142,896     1,108,264       909,530       669,871

Per Share Data:
Weighted average basic
     earnings (split-adjusted)          --     $      1.46   $      1.81   $      1.40   $      0.80

Weighted average diluted
     earnings (split-adjusted)          --     $      1.05   $      1.50   $      1.19   $      0.69

Balance Sheet Data:
Mortgage notes receivable        $11,906,589   $17,738,923   $19,906,391   $20,556,488   $19,053,474

Total assets                      19,299,332    25,343,401    25,973,457    26,612,605    25,769,249

Total liabilities                  4,589,168    11,248,860    11,713,401    12,401,943    11,694,078

Stockholders' equity              14,710,164    14,094,541    14,260,056    14,210,662    14,075,170

Common share equity                9,125,847     8,510,224     8,675,739     8,626,345     8,490,853

Common shares (split-adjusted)       467,754       410,095       424,144       434,769       442,325

Common share book value          $     19.51   $     20.75   $     20.45   $     19.84   $     19.20


ITEM 2. DESCRIPTION OF PROPERTY

         The Trust and its Manager leases executive and administrative offices located at 100 Pine Street, Suite 2450, San Francisco, California, 94111, that consists of approximately 5,000 square feet.

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

ITEM 3. LEGAL PROCEEDINGS
         The Trust and CAFC were joined as defendants in a case filed in the Superior Court of the State of California on August 11, 2004. The plaintiff alleged that the Trust and CAFC had failed to provide required disclosures and alleged other violations, and sought a refund of $235,000 for payments made on the mortgage in question as well as $665,000 of principal paid thereon, together with punitive damages and attorney's fees. After mediation, the action was settled on March 3, 2005 and dismissed without contribution of any monetary payment to the plaintiff by either the Trust or CAFC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended December 31, 2004.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last three years were:

      Year           Quarter            High            Low         Dividend per
                                                                    Common Share
--------------    --------------    ------------    ------------   -------------
      2002              1st             14.20           12.91            0.30
                        2nd             22.50           14.45            0.40
                        3rd             21.15           17.70            0.45
                        4th             18.99           17.25            0.45

      2003              1st             17.25           15.90            0.45
                        2nd             19.20           16.00            0.45
                        3rd             19.48           17.01            0.45
                        4th             19.38           17.77            0.00

      2004              1st             20.90           17.96            0.45
                        2nd             20.35           16.00            0.45
                        3rd             17.87           16.71            0.30
                        4th             17.50           13.25            0.00
      2005         Jan.1 - Feb.28       14.64           13.30            0.10

         On December 31, 2004, there were approximately 60 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Common Stock and 90 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Trust's Preferred Stock, which is not publicly traded. The Trust believes that its Preferred and Common Stock is beneficially held by in excess of 750 shareholders.

         To maintain its qualification as a REIT, the Trust has made and intends during 2005 to make annual distributions to stockholders of at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains or loan loss reserves. The Trust's Board of Directors meets to declare the quarterly Common dividend distributions and monthly Preferred dividend distributions. Any taxable income remaining after the distribution of the dividends will be distributed annually on or prior to the date of the first regular Common dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for the Trust to maintain REIT status will be made by the Trust at the discretion of the Board of Directors and will depend on the financial condition of the Trust and such other factors as the Board of Directors deems relevant.

         The Board of Directors has not established a minimum distribution level for the Trust's Common Stock. During 2004, the Trust paid quarterly dividends on the Common Stock for the quarters ending March 31, June 30, September 30, and December 31 at $0.45, $0.45, $0.30 and $0.00 per share respectively. The Trust reinstated its Common Share dividend in the first quarter of 2005 at $0.10 per Common Share. The Trust also paid 12 consecutive monthly dividends during 2004 on the Preferred Stock at an average of approximately $.126 per share per month. During 2003, the Trust paid quarterly dividends on the Common Stock for the quarters ending March 31, June 30, September 30, and December 31 at $0.45,

$0.45, $0.45 and $0.00 per share respectively. The Trust also paid 12 consecutive monthly dividends during 2003 on the Preferred Stock at an average of approximately $.126 per share per month.

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

         After declaring dividends for a given year to the Preferred Shares in the amount of the dividend preference, no further distributions may be declared on the Preferred Shares for the subject year until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year. Any Distributions associated with a payment date that is declared after the Directors have declared Distributions on Common Shares in the amount of the additional dividend generally will be allocated such that the amount of dividends per share to the Preferred Shares and Common Shares for the subject year is equal. The Preferred Shares additional dividend is not cumulative.

         Distributions to stockholders are generally taxable as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements contained herein are not based on historical information, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's public and stockholder communications may not be based on historical facts and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by reference to a future period or periods, or by the use of forward looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

         Preparation of Company's financial statements is based upon the operating results of the Trust and CAFC. Management's discussion and analysis of the results of operation for the years ended December 31, 2004 and December 31, 2003 follows.

OVERVIEW

         In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange with the exchange symbol of "CAA".

         From 1997 through 2003, the Trust's financial statement reported CAFC by the equity method of accounting. The equity method of accounting records an equity investment at cost and adjusts it by the investment's share of earnings or losses and decreases it by dividends received.

         For year end 2004, the Trust implemented reporting CAFC pursuant to the requirement of Financial Accounting Standards Board Interpretation No.46 ("FIN 46"). The interpretation requires the consolidation of variable interest entities such as CAFC and the Trust's Mortgage Investment and Warehouse Lending Businesses to report the Company's results.

         Prior to year end 2004, Management identified CAFC as an asset held for sale within the meaning of Financial Accounting Standard No.144 ("FAS 144"). On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's preferred stock. The Trust's investment in CAFC is entirely comprised of preferred stock. The Trust's preferred shares are available for immediate delivery and the transaction is expected to be completed within one year of CAFC's common shareholder's notification. Management expects the sale of the Trust's CAFC preferred stock to approximate its fair value.

         Since the pending transfer of the Trust's interest in CAFC satisfies the disposal criteria of FAS 144, the Trust's interest in CAFC's net income is presented as a non-revenue line item in the Trust's 2004 statement of operations and CAFC's assets are reported in the Trust's 2004 balance sheet as an asset held for sale.

         Management believes the retirement of the Trust's preferred share investment in CAFC will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and restrictions of the Trust's access to CAFC's funding agreement. During 2004, 2003, 2002, 2001, and 2000, CAFC has generated annual net income or (net loss) of $134,745, ($162,763), ($25,901), $385,006, ($494,452), respectively, or a cumulative (net loss) of ($163,365) during the last five years. CAFC has never paid a dividend.

CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are described in the notes to the financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

         The following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the financial statements and are not presented in their relative order of importance.

Revenue recognition. Interest income accrues as it is earned. Loans may be placed on a nonaccrual status when any portion of the principal or interest is three scheduled payments past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Assets held for sale. CAFC is identified as an asset held for sale and disposal of this asset is expected within the twelve month period permitted by FAS 144. On November 11, 2004, the Manager notified the Trust of its intention to retire 100% of the CAFC preferred stock owned by the Trust and concurrently issue a new class of CAFC preferred to CAFC's sole common shareholder. The Trust does not expect to recognize any loss on the transaction.

         Pursuant to FIN 46, the Trust's interest in CAFC was initially combined with the Trust's 2004 financial statements to present the Company's consolidated financial statements. The presentation was then adjusted pursuant to

FAS 144. As a result, the Trust's Mortgage Investment and Warehouse Lending Businesses report the Trust's operating results and the Trust's interest in the income from CAFC's operations is reported as income from assets held for sale (a non-revenue line item) and the Trust's investment in CAFC is reported as an asset held for sale. Included in the footnotes to the Trust's financial statements are CAFC's financial statements for the year ended December 31, 2004.

Equity method of accounting. During 2003, the Trust's interest in CAFC is presented in the Trust's financial statements according to the equity method of accounting. The equity method of accounting recorded the Trust's equity investment in CAFC at cost and adjusted the investment balance for the Trust's share of CAFC's earnings or losses. This presentation requires the Trust to report the CAFC interest as an investment. Included in the footnotes to the Trust's financial statements are CAFC's financial statements for the year ended December 31, 2003.

         Management has discussed the Trust's critical accounting policies and the development, selection and disclosure of the estimates and alternatives with the Audit Committee of the Trust's Board of Directors and obtained their approval prior to filing this report with the Securities and Exchange Commission.

Operating Strategy
------------------
         The Trust invests as a portfolio lender primarily in California non-conforming mortgage loans on one-to-four unit residential properties primarily secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades.

         CAFC's operating strategy is to originate, through mortgage loan brokers, conforming and non-conforming home equity loans to be sold to the Trust and to be sold in the secondary mortgage market for cash. Although the loans currently made are concentrated in California, CAFC may originate and/or purchase loans on both an individual and bulk basis throughout the western United States. Loans will then be sold into the secondary market for a premium or to the Trust at fair market value, when they meet the Trust's underwriting standards (which currently include a combined loan-to-value ratio that does not exceed 75% of the underlying collateral).

Loan Origination and Loan Servicing
-----------------------------------
         Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults and performing other administrative duties. All or a portion of the aforementioned servicing responsibilities may be subcontracted by the Manager.

Contingencies and Commitments
-----------------------------
         The Trust's loan portfolio consists of the mortgages held by the Mortgage Investment Business and CAFC. As of December 31, 2004, the Mortgage Investment Business portfolio totaled $19,053,474 consisting of 65 loans, of which 11 loans totaling $2,534,083 or 13% of the portfolio loan value were delinquent over 60 days. As of February 28, 2005, three of the delinquent loans were brought current or paid off and 8 loans totaling $2,061,438 or 11% of the December 31, 2004 portfolio balance remained delinquent. As of December 31, 2004, the Trust held one property as a real estate investment.

         As of December 31, 2003, the Trust's Mortgage Investment Business owned a loan portfolio of $20,556,488 consisting of 93 loans, of which 14 loans totaling $4,518,527 or 22% of the portfolio loan value were delinquent over 60 days. As of March 15, 2004, four of the delinquent loans were brought current or paid off and 10 loans totaling $2,788,312 or 14% of the December 31, 2003 portfolio balance remained delinquent. As of December 31, 2003, the Trust held one property as a real estate investment.

         In assessing the delinquent mortgage loans, management estimates a net gain will be recognized, if it is necessary to foreclose on the delinquent mortgage loans due the Trust. Estimates are based on an anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of pre-existing liens, costs of disposition, the face amount of the mortgage loan and accrued interest receivable.

         CAFC generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of all conditions. Accordingly, there were no commitments to fund loans as of December 31, 2004 and December 31, 2003.

         As of December 31, 2004, the following table summarizes the Trust's outstanding repayment obligations.

        Maximum Other              Total
 Commercial Commitments (a)       Amounts                  Amount of Commitment Expiration Per Period
   as of December 31, 2004        Committed
----------------------------    -----------      -------------------------------------------------------------
                                                 Less than                             3 - 5           After 5
                                                   1 year         1 - 3 years          years            years
                                                   ------         -----------          -----            -----

Lines of Credit (b)             $8,247,541           0              8,247,541            0                0
Standby Repurchase                  (c)              0                 0                 0                0
Obligations
Total Commercial Commitments    $8,247,541           0             $8,247,541            0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business' outstanding obligations as of December 31, 2004 due in 1-3 years were $8,247,541.

(c) The Mortgage Conduit Business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         Revenues for the year ended December 31, 2004 decreased to $2,125,857 as compared to $2,605,765 for 2003. During 2004 a smaller mortgage investment portfolio provided $574,708 of less interest income due to reduced lending levels and lower interest rates while interest income from affiliates borrowings decreased $53,906 due to reduced average affiliate borrowings. Investment income increased by $155,372 as a result of eliminating CAFC's income as a revenue line item.

         At year ended December 31, 2004, the Company's mortgage notes receivable balance was $1,503,014 less than the mortgage notes receivable balance for the year ended December 31, 2003. At year ended December 31, 2004, the warehouse lines of credit balance to related parties was $1,222,739 less than the year ended December 31, 2003. At year ended December 31, 2004, the real estate held for sale balance was $265,000 more than the year ended December 31, 2003 balance.

         Expenses for the year ended December 31, 2004 decreased to $1,468,688 as compared to $1,696,235 for the previous year. The decrease in 2004 compared to 2003 is primarily due to lower management fees to related parties of $101,835, lower interest expenses of $118,588 due to reduced average borrowings, lower provisions for loan losses of 46,037 and decreased amortization expenses of $27,876. During 2004 general and administrative expenses increased $71,986 primarily due to increased professional fees, insurance expenses and bank fees.

         During 2004, there were real estate owned losses in the amount of $105,404, real estate expenses of $15,429, and income of $133,397 from CAFC. The 2004 losses from sales of real estate held, real estate owned operating expenses and the income from the asset held for sale were reported as separate line items and did not reduce the year's expenses or increase the year's revenues.

         Net Income for the year ended December 31, 2004 was $669,871. Net income for the year ended December 31, 2003 was $909,530.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2004, the Trust had lines of credit of $9,000,000 and $2,750,000 with two different lenders. Both of these credit facilities matured in 2004 and were retired. During 2004, the Company secured a $25,000,000 repurchase facility. Management believes that cash flow from operations, the mortgage loans that are paid off, additional credit facilities that may be obtained during 2005 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2004

         As of January 1, 2004, the Trust had $1,038,010 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2004 were $155,462. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's increased liquidity was from investing activities. The primary use of cash was financing activities.

         Net cash provided by the operating activities during the year ended December 31, 2004 was $985,592. Net Income of $669,871, the increase in other liabilities of $126,420, and the non-cash provision for loan losses of $84,000 were the primary providers of cash. The primary operating activity use of cash was the increase in accounts receivable of $100,719.

         Net cash of $2,477,623 was provided from investing activities. $13,973,068 was invested in mortgage notes receivable and repayments provided $15,214,076.

         Net cash used in financing activities during the year ended December 31, 2004 was $4,315,763. Payments of bank loans of $11,773,149 and dividends paid of $842,906 were the largest uses of cash from financing activities. The primary provider of cash from financing activities was $8,247,541 drawn from bank lines of credit. Net treasury stock sales and expensed options provided $26,912 while the issuance of new common shares provided $25,839.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk
-----------
         Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The Trust's primary market risks are interest rate risk and credit risk.

         Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans. The Trust's loans are valued on the December 31, 2004 balance sheet at the lower of cost or market.

         As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Trust's assets are decreased, the market value of the Trust's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Trust's assets is increased, the market value of the Trust's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the United States Prime Rate can affect the Trust's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over the Prime Rate. As the level of the Prime Rate increases or decreases, the Company's interest expense will move in the same direction.

         On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (41 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

         The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the reserve for loan losses in the Trust's Mortgage Investment Business for 2004 would reduce the 2004 GAAP income available to common shareholders by $175,000 or 50%.

Asset and Liability Management
------------------------------
         Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (41 months).

         CAFC's assets and liabilities are significantly shorter. The majority of CAFC's assets is presold at origination for delivery within 60 days and is financed with a repurchase facility that provides up to 60 days of financing.

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

         CAFC's assets are a fluctuating mix of fixed and variable rate mortgages. At origination, the disposition of these loans is identified and their secondary market sales pricing is usually predetermined. Given this relationship, CAFC's interest rate sensitivity is neutral, if secondary mortgage market purchase commitments are honored.


ITEM 7. FINANCIAL STATEMENTS

         The following Company financial statements are filed as part of this report:

              Independent Auditors' Report ...........................  F-1
              Balance Sheets .........................................  F-2
              Statements of Operation ................................  F-3
              Statements of Changes in Stockholders' Equity ..........  F-4
              Statements of Cash Flows ...............................  F-5
              Notes to Financial Statements ..........................  F-6


         The unaudited 2004 and 2003 fourth quarter operating statement is presented on the next page with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor's Report for the two year period ended December 31, 2004.





                 [ REMAINDER OF PAGE INTENTIONALLY LEFT BLANK ]

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    Three Months Ended
                                                                       December 31
                                                                    2004         2003
                                                                    ----         ----
REVENUES
     Interest income                                              $ 438,423    $ 605,119
     Interest income from affiliates                                 50,211       65,892
     Investment income from affiliates                                 --        (34,201)
     Other income                                                       133         (335)
                                                                  ---------    ---------
         Total revenues                                             488,767      636,475

EXPENSES
     Loan servicing fees to related party                            82,154      120,933
     Management fees to related parties                              50,453       70,872
     Interest expense on loans                                      139,341      113,101
     Interest expense on loans from related parties                    --          5,400
     Provisions for loan losses                                      35,000       51,893
     Taxes                                                            5,000        4,800
     Amortization                                                      --          9,176
     General and administrative                                      66,197       59,555
                                                                  ---------    ---------
         Total expenses                                             378,145      435,730
                                                                  ---------    ---------

INCOME FROM CONTINUING OPERATIONS                                 $ 110,622    $ 200,745

     Operating expenses of real estate owned                         (1,955)        --
     Gain (Loss) on real estate owned                               (55,404)        --
     Income from asset held for sale                                 42,951         --
                                                                  ---------    ---------
         Total and real estate owned                                (14,408)        --
                                                                  ---------    ---------

NET INCOME                                                        $  96,214    $ 200,745
                                                                  =========    =========

PREFERRED DIVIDENDS                                               $  86,096    $  76,788
                                                                  =========    =========

NET INCOME AVAILABLE TO COMMON                                    $  10,118    $ 123,957
                                                                  =========    =========

BASIC EARNINGS PER COMMON SHARE
     BEFORE GAIN ON ASSETS HELD FOR SALE                          $    0.05    $    0.29
     FROM ASSETS HELD FOR SALE                                    $   (0.03)   $    --
                                                                  =========    ==========
     TOTAL EARNINGS PER SHARE                                     $    0.02    $    0.29
                                                                  =========    =========

DILUTED EARNINGS PER COMMON SHARE
     BEFORE GAIN ON ASSETS HELD FOR SALE                          $    0.05    $    0.24
     FROM ASSETS HELD FOR SALE                                    $   (0.03)   $    --
                                                                  =========    =========
     TOTAL EARNINGS PER SHARE                                     $    0.02    $    0.24
                                                                  =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                                $    0.41    $    0.36
                                                                  =========    =========

DIVIDENDS PAID PER COMMON SHARE                                   $    0.00    $    0.00
                                                                  =========    =========

BASIC COMMON SHARES                                                 439,813      429,769
                                                                  =========    =========

DILUTED COMMON SHARES                                               496,623      507,735
                                                                  =========    =========

                 See accompanying notes to financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         None.

ITEM 8A. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequently to the date of the evaluation set forth in item 8(a).

ITEM 8B. OTHER INFORMATION
         None

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

DIRECTORS

Thomas B. Swartz, 73; Chairman and Chief Executive Officer (1)

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

Dennis R. Konczal, 54; President, Director and Chief Operating Officer (1)

         Class II Director since 1995; current term expires in 2007; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; Executive Vice-President, Trustee and Chief Operating Officer of Capital Alliance Income Trust I (1991 to 1996) and of Capital Alliance Income Trust II (1994 to 1996); President and Director, Sierra Capital Acceptance (1995 to 2000); President, Director and Chief Operating Officer of Sierra Capital Companies (1984 to date) and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to 1999); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

Richard J. Wrensen, 49; Executive Vice-President, Director and Chief Financial Officer (1)

         Class III Director since 2000; current term expires 2005; Executive Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (including Capital Alliance Income Trust Ltd. and of Sierra

Capital Companies and its affiliates) (1997 to date); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. real estate syndication and management (1981 to 1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Stanley C. Brooks, 56; Director (2)(3)(4)

         Class II Director since 1996; current term expires 2007; President and Chairman, Brookstreet Securities Corporation (1990 to date); Executive Vice-President, Toluca Pacific Securities Corporation (1987 to 1989); Senior Vice-President, First Affiliated Securities (1983 to 1986); Senior Vice-President, Private Ledger Financial Services (1976 to 1983); Member, National Futures Association (1991 to date); Member, National Investment Bankers Association (1990 to date); Licensed Principal, NASD (1976 to date); California State Polytechnic Institute, B.S. Business Administration 1970.

Harvey Blomberg, 64; Director (1)(2)(3)

         Class I Director since 1996; current term expires 2006; Founder and principal MRHB Real Estate (real estate management company) (1988 to date); Regional Director, Connecticut Small Business Development Center (1996 to date); Partner and Chief Financial Officer, Bay Purveyors, Inc. (1976 to 1995); General Manager, Deerfield Communications (1987 to 1990); Consultant to numerous companies (financial restructuring, refinancing and marketing) (1989 to date). Rensselaer Polytechnic Institute, M.S. Management, 1995; Hofstra University, M.B.A. 1985; B.S. Engineering, 1966.

Donald R. Looper, 52; Director (2)(3)(4)

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

          Name                 Age         Position
          ----                 ---         --------

    Thomas B. Swartz            73         Chairman and Chief Executive Officer

    Dennis R. Konczal           54         President and Chief Operating Officer

    Richard J. Wrensen          49         Executive Vice President and
                                           Chief Financial Officer

    Jennifer S. Austin          42         Corporate Secretary

         The principal occupations of the non-Director Executive Officers of the Trust during the last five years or more are set forth below:

Jennifer S. Austin, 42, Corporate Secretary

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

COMPENSATION OF DIRECTORS

Director Fees
-------------
         The Trust pays each unaffiliated Director an annual fee of $10,000. In 2004 and 2003 Messrs. Brooks, Blomberg and Looper each received $10,000 as a Director's fee.

Committee and Other Meeting Fees
--------------------------------
         The Directors are also entitled to $500 for each director's or committee meeting attended in person and $300 if attended by telephonic means. During 2004 total committee and meeting fees for Mr. Brooks, Mr. Blomberg, and Mr. Looper were $2,500, $2,700 and $3,000, respectively. During 2003, total committee and meeting fees for Mr. Brooks, Mr. Blomberg, and Mr. Looper were $1,700, $3,000, and $2,600 respectively.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      Equity Compensation Plan Information

                                         Number of securities      Weighted-average        Number of securities
                                           to be issued upon      exercise price of       remaining available for
                                              exercise of        outstanding options,      future issuance under
                                         outstanding options,    warrants and rights     equity compensation plans
                                         warrants and right *                              (excluding securities
                                                                                        reflected in column (a)) *
                                         --------------------   ---------------------   ---------------------------
                                                Column                  Column                    Column
                                                  (a)                    (b)                        (c)
         -----------------------------   -------------------    ---------------------   ---------------------------
           Equity compensation plans            173,595                 $10.67                       0
          approved by security holders

         Equity compensation plans not             0                     N/A                         0
          approved by security holders

                     Total                      173,595                 $10.67                       0

         * Reflects status of Plan as of December 31, 2004.


(b)      Security Ownership of Certain Non-Management or Non-Affiliate
         -------------------------------------------------------------
         Beneficial Owners
         -----------------

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2004 by each Non-Management or Non-Affiliated Beneficial Owner:

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

         ________________________

         (1) Mr. Morford is a private investor.

(c)      Security Ownership of Management
         --------------------------------

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2004 by (1) each Management person known to the Trust to beneficially own more than five percent of the Trust's Common Shares or Preferred Shares, (2) each Director, (3) the Trust's executive officers, (4) the Manager's executive officers, and
         (5) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                        Number of Shares          Percentage of Shares
                                                            of Stock                   of Stock
                                                       Beneficially Owned         Beneficially Owned
                                                       ------------------         ------------------

         Name of Beneficial Owner                     Common      Preferred       Common     Preferred
         ------------------------                     ------      ---------       ------     ---------

          Thomas B. Swartz (1)(4) ................     5,133         1,879          1.2%           *
          Dennis R. Konczal (2)(4) ...............    18,332           984          4.1%           *
          Richard J. Wrensen (3)(4) ..............    64,165         3,698         14.5%         1.8%
          Stanley C. Brooks (5) ..................         0             0          0              0
          Harvey Blomberg (6) ....................         0             0          0              0
          Donald R. Looper .......................         0             0          0              0
          Jennifer S. Austin .....................         0             0          0              0
          All directors and executive officers
          as a group (7 persons) (7) .............   113,248        10,222         25.6%         4.9%

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

         (3) Mr. Wrensen has unexercised options to purchase 29,800 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Wrensen's spouse owns 27,500 shares of Common Stock and 2,709 Series "A" Preferred Shares, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 6.2% of the outstanding Common Shares and 1.3% of the outstanding Preferred Shares.

         (4) Capital Alliance Advisors, Inc., the Trust's Manager, owns beneficially 25,618 Shares of Common stock and 3,661 shares of Series "A" Preferred Shares, representing 5.8% of the outstanding Common Shares and 1.7% of the outstanding Series A Preferred Shares. Messrs. Swartz, Konczal and Wrensen are officers and directors of the Manager and collectively own all of the outstanding Common Shares of the Manager. The Manager has unexercised options to purchase 16,689 shares of Common Stock and has the right to acquire such Shares within 60 days from the date hereof.

         (5) Mr. Brooks has unexercised options to purchase 12,375 shares of Common Stock.

         (6) Mr. Blomberg has unexercised options to purchase 12,375 shares of Common Stock.

         (7) The totals include the Common and Preferred Shares owned by Capital Alliance Advisors Inc.


(d)      Changes in Control
         ------------------
         None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements and Transactions with Members of the Manager and Other Affiliates
------------------------------------------------------------------------------
         CAAI is the Manager of the Company and provides (a) management and advisory services to the Trust and CAFC in accordance with the Management Agreements with each entity and (b) mortgage origination and loan servicing services to the Trust and CAFC in accordance with the Mortgage Origination and Servicing Agreements with each entity. As previously described, the Company will utilize the mortgage banking experience, management expertise and resources of CAAI in conducting its Mortgage Investment and its Mortgage Conduit Business. Three of the six Directors and the officers of the Trust, Messrs. Swartz, Konczal and Wrensen, own and serve as Directors and officers of CAAI. However, Unaffiliated Directors constitute 100% of the Audit Committee of the Board of Directors of the Trust. CAAI owns all of the voting common stock and a 1% economic interest in CAFC, the Trust's Mortgage Conduit Business. The Trust owns all of the nonvoting preferred stock of CAFC representing 99% of the economic interest in CAFC. CAAI has the power to elect all of the directors of CAFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock is required. CAAI and/or the officers and directors of CAFC who may be officers and directors of the Trust, will be separately compensated for their management services to the subsidiary and will provide origination, financing and administrative services to the subsidiary through separate agreements and an inter-company allocation of the cost of such services. The Trustees, the Manager and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Manager must upon request by the Directors disclose any investments which are within the purview of the Trust's investment policies.

         During 2004, the Trust entered into a Tri Party Financing and Indemnification Agreement ("Agreement") with CAFC and the Mortgage Division of Calliance Realty Fund, LLC. The Agreement allows the Trust to access a $25,000,000 funding agreement maintained in CAFC's name. The Trust, however, is not held liable for the borrowings of either CAFC or Calliance Realty Fund, LLC. The Trust also has separate agreements with CAFC and Calliance Realty Fund, LLC to provide warehouse lines of credit. The facilities are cancelable by either party upon 30 days written notice.

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

         It is the intention of the Trust, CAAI and any affiliate managed by CAAI that any agreements and transactions, taken as a whole, between the Trust, on the one hand, and CAAI or its affiliates, on the other hand, are fair to all parties. However, there can be no assurance that each of such agreements or transactions will be on terms at least as favorable to the Trust as could have been obtained from unaffiliated third parties.

Sale and Purchase of Loan
-------------------------
         To provide a source of mortgage loans for the Trust's Mortgage Investment Business, CAFC, the Mortgage Conduit Business offers to the Trust for purchase nonconforming mortgage loans and Home Equity Loans meeting the Trust's investment criteria and policies. Commitments to acquire loans will obligate the Trust to purchase such loans from the CAFC upon the closing and funding of the loans, pursuant to the terms and conditions specified in the commitment. The Trust accounts for the purchase of loans from CAFC at the lower of cost, par value or fair market value.

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

         The Board of Directors has adopted a Code of Business Conduct and Ethics, which is posted on the Company's web address: www.calliance.com.

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

(b)      Reports on Form 8-K
         -------------------

         Form 8-K was filed on November 18, 2004 due to press release issued on November 16, 2004 regarding earnings for third quarter of 2004.

(c)      Miscellaneous Exhibits
         ----------------------

         Exhibit "A": Press Release, dated January 31, 2005 regarding Dividend for First Quarter 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's independent auditors also provided to the Trust's Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

         The Company's independent auditors, Novogradac & Company LLP, audit the financial statements and perform audit-related services and consultation in connection with various accounting and financial reporting matters. Novogradac & Company LLP also performs certain non-audit services for the Company. The Audit Committee has determined that the provision of the services provided by Novogradac & Company LLP as set forth herein are compatible with maintaining Novogradac & Company LLP's independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant Securities and Exchange Commission rules.

         Audit Fees. The Trust's and CAFC's fees for the fiscal year ended December 31, 2004 audit, review of form 10-KSB, and the quarterly review of Forms 10-QSB rendered by Novogradac & Company were $53,500. Fees for the fiscal year ended December 31, 2003 were $48,500.

         Audit Related Fees. Aggregate fees for all other audit related services rendered by Novogradac & Company LLP for fiscal years ended December 31, 2004 and 2003 for the Trust and CAFC were $2,550 and $1,613, respectively.

         Tax Fees. Aggregate fees for all tax services rendered by Novogradac & Company LLP for fiscal years ended December 31, 2004 and 2003 for the Trust and CAFC were $6,400 and $6,400, respectively.

         All Other Fees. Aggregate fees for all other services rendered by Novogradac & Company LLP for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

         Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include the Trust's audited financial statements in the Trust's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             Capital Alliance Income Trust, Ltd.
Dated: March 30, 2005                        A Real Estate Investment Trust

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


/s/ Thomas B. Swartz                                      Dated: March 30, 2005
--------------------
Thomas B. Swartz
Chief Executive Officer and Chairman
(Principal Executive Officer)


/s/ Richard J. Wrensen                                    Dated: March 30, 2005
----------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Dennis R. Konczal                                     Dated: March 30, 2005
---------------------
Dennis R. Konczal
President and Director


/s/ Stanley C. Brooks                                     Dated: March 30, 2005
---------------------
Stanley C. Brooks
Director


/s/ Harvey Blomberg                                       Dated: March 30, 2005
-------------------
Harvey Blomberg
Director


/s/ Donald R. Looper                                      Dated: March 30, 2005
--------------------
Donald R. Looper
Director

                                  CERTIFICATION
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: March 30, 2005
/s/ Thomas B. Swartz
--------------------
                                        Thomas B. Swartz
                                        Chief Executive Officer and Chairman


                                        /s/ Richard J. Wrensen
                                        ----------------------
                                        Richard J. Wrensen
                                        Executive Vice President and
                                        Chief Financial Officer and


                                        /s/ Dennis R. Konczal
                                        ---------------------
                                        Dennis R. Konczal
                                        President and Chief Operating Officer

       CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                         PERIOD ENDING DECEMBER 31, 2004

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-KSB, dated March 30, 2005 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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


    /s/ Thomas B. Swartz                  /s/ Richard J. Wrensen
    --------------------                  ----------------------
    Thomas B. Swartz                      Richard J. Wrensen
    Chief Executive Officer               Executive Vice President and
    and Chairman                          Chief Financial Officer


                                          /s/ Dennis R. Konczal
                                          ---------------------
                                          Dennis R. Konczal
                                          President and Chief Operating Officer

                                EXHIBIT "A"

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                        ANNOUNCES FIRST QUARTER DIVIDEND


SAN FRANCISCO - (BUSINESS WIRE) - January 31, 2005 - Capital Alliance Income Trust Ltd. ("CAIT") (AMEX: CAA-news) announced that its Board has declared CAIT's first quarter Common Share dividend at the rate of $0.10 per Common share. The dividend is payable on February 17, 2005 to shareholders of record on February 10, 2005.

The monthly preferred dividend has been declared for shareholders of record as of February 1 and March 1, 2005 payable February 15 and March 15, 2005 at the rate of approximately $0.1491 per share.

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