Form 10KSB/A
period 2004-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2005-04-20
CIK 1021422

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

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                            94-3240473
---------------------------------                    ---------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         100 Pine Street
         Suite 2450
         San Francisco, California                               94111
---------------------------------                    ---------------------------
         (Address of principal executive office)               (zip code)

Issuer's telephone number        (415) 288-9575
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
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

HEDGING.......................................................................7

SERVICING.....................................................................8
      Servicing Portfolio.....................................................8
      Geographical Distribution...............................................8
      Interest................................................................9
      Maturity................................................................9
      Delinquencies...........................................................9

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.........................................24
      (a)   Equity Compensation Plan Information.............................24
      (b)   Security Ownership of Certain Non-Management or Non-Affiliate
            Beneficial Owners................................................24
      (c)   Security Ownership of Management.................................24
      (d)   Changes in Control...............................................25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25
      Arrangements and Transactions with Members of the Manager and Other
      Affiliates.............................................................25
      Sale and Purchase of Loan..............................................26
      Other Business Activities..............................................26

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................28

SIGNATURES...................................................................28

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..........................30

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,..........31

AUDITOR CONSENT..............................................................32

PRESS RELEASE................................................................33

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

                                                 December 31, 2002      December 31, 2003    December 31, 2004
                                                 -----------------      -----------------    -----------------
Beginning servicing portfolio                        $17,738,923           $19,906,391           $20,556,488
Loans added to the servicing portfolio               $14,195,708           $14,827,987           $13,973,068

Loans sold, servicing released and principal
     paydowns (1)                                    $12,028,240           $14,177,890           $15,476,082
                                                     -----------           -----------           -----------

Ending servicing portfolio                           $19,906,391           $20,556,488           $19,053,474
                                                     -----------           -----------           -----------

Number of loans serviced                                     100                    93                    65
Average loan size                                       $199,064              $221,038              $293,130

         (1) Includes normal loan payoffs, principal amortization prepayments, and loans contributed as capital to CAFC, less reserves and foreclosures.


Geographical Distribution
-------------------------
         The following table sets forth the geographic distribution of the Trust's Mortgage Investment Business servicing portfolio at the dates presented:

             December 31, 2002       December 31, 2003       December 31, 2004
             -----------------       -----------------       -----------------
            Number      $-% of       Number      $-% of       Number      $-% of
State      of loans   Portfolio    of loans   Portfolio      of loans  Portfolio

CA            96          97%           91        99%            63         97%
Other          4           3%            2         1%             2          3%
             ---         ---            --       ---             --        ---

Totals:      100         100%           93       100%            65        100%
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

                    December 31, 2002           December 31, 2003                December 31, 2004
                    -----------------           -----------------                -----------------
  Terms             Amount       $-% of            Amount       $-% of           Amount          $-% of
  of Loans          of  loans    Portfolio         of  loans    Portfolio        of  loans       Portfolio
  --------          --  -----    ---------         --  -----    ---------        --  -----       ---------
0-12 months        $6,659,116        34%         $2,776,410        13%           3,470,019          19%
13-24 months        2,097,044        10%          2,027,664        10%           2,373,143          12%
25-36 months        1,227,613         6%          2,704,179        13%           2,873,214          15%
37-48 months        3,816,916        19%          2,993,039        15%           2,130,334          11%
Over 48             6,105,703        31%         10,055,196        49%           8,206,764          43%

  Totals:         $19,906,392       100%        $20,556,488       100%         $19,053,474         100%

Delinquencies
         The following table shows the Trust's Mortgage Investment Business delinquency statistics for its servicing portfolio at the dates presented.

                  December 31, 2002     December 31, 2003     December 31, 2004
                  -----------------     -----------------     -----------------
    Loans         Number     $-% of     Number     $-% of      Number    $-% of
Delinquent For:  of loans  Portfolio   of loans  Portfolio   of loans  Portfolio
---------------  --------  ---------   --------  ---------   --------  ---------

31-60 days          10         11%         7        8%          10        10%
61-90 days           0          0%         6       10%           5         4%
91 days +           16 (1)     19%         8 (2)   12%           6 (3)     9%
                    --         --         --       --           --        --
Totals:             26         30%        21       30%          21        23%
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




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SELECTED FINANCIAL DATA

         The following table presents selected historical financial data derived from the audited financial statements of the Company with CAFC reported by the equity method of accounting for the years ended December 31, 2000, 2001, 2002, and 2003 and with CAFC reported by variable entity accounting for the year ended December 31, 2004.

         The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                           Year Ended December 31
                                                           ----------------------

Financial Summary                      2000          2001          2002          2003          2004
                                       ----          ----          ----          ----          ----
Operations:
Revenue                            $ 1,623,656   $ 2,858,179   $ 2,866,253   $ 2,605,765   $ 2,125,857

Net income                             515,023     1,142,896     1,108,264       909,530       669,871

Per Share Data:
Weighted average basic
     earnings (split-adjusted)            --     $      1.46   $      1.81   $      1.40   $      0.80

Weighted average diluted
     earnings (split-adjusted)            --     $      1.05   $      1.50   $      1.19   $      0.69

Consolidated Balance Sheet Data:
Mortgage notes receivable          $11,906,589   $17,738,923   $19,906,391   $20,556,488   $19,053,474

Total assets                        19,299,332    25,343,401    25,973,457    26,612,605    25,769,248

Total liabilities                    4,589,168    11,248,860    11,713,401    12,401,943    11,694,078

Stockholders' equity                14,710,164    14,094,541    14,260,056    14,210,662    14,075,170

Common share equity                  9,125,847     8,510,224     8,675,739     8,626,345     8,490,853

Common shares (split-adjusted)         467,754       410,095       424,144       434,769       442,325

Common share book value            $     19.51   $     20.75   $     20.45   $     19.84   $     19.20

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

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last three years were:
                                                          Dividend per
       Year       Quarter         High         Low        Common Share
       ----       -------         ----         ---        ------------

      2002          1st           14.20       12.91           0.30
                    2nd           22.50       14.45           0.40
                    3rd           21.15       17.70           0.45
                    4th           18.99       17.25           0.45

      2003          1st           17.25       15.90           0.45
                    2nd           19.20       16.00           0.45
                    3rd           19.48       17.01           0.45
                    4th           19.38       17.77           0.00

      2004          1st           20.90       17.96           0.45
                    2nd           20.35       16.00           0.45
                    3rd           17.87       16.71           0.30
                    4th           17.50       13.25           0.00

      2005     Jan.1 - Feb.28     14.64       13.30           0.10

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

         Since the pending transfer of the Trust's interest in CAFC satisfies the disposal criteria of FAS 144, the Trust's interest in CAFC's net income is presented as a non-revenue line item in the Trust's 2004 consolidated statement of operations and CAFC's assets are reported in the Trust's 2004 consolidated balance sheet as an asset held for sale.

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

        Maximum Other          Total Amounts
 Commercial Commitments (a)      Committed                 Amount of Commitment Expiration Per Period
   as of December 31, 2004
---------------------------------------------------------------------------------------------------------------
                                                 Less than        1 - 3 years          3 - 5           After 5
                                                   1 year                              years            years
                                              ----------------- ----------------- ---------------- ------------
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

         At year ended December 31, 2004, the Company's mortgage notes receivable balance was $1,503,014 less than the mortgage notes receivable balance for the year ended December 31, 2003. At year ended December 31, 2004, the warehouse lines of credit balance to related parties was $1,222,739 less than the year ended December 31, 2003 before its elimination in consolidation. At year ended December 31, 2004, the real estate held for sale balance was $265,000 more than the year ended December 31, 2003 balance.

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

         Net cash of $2,447,623 was provided from investing activities. $13,973,068 was invested in mortgage notes receivable and repayments provided $15,214,076.

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

         Net cash used in financing activities during the year ended December 31, 2003 was $162,750. The primary provider of cash from financing activities was $800,799 drawn from bank lines of credit while net treasury stock transactions and exercised options used $91,111 in financing activities. Dividends paid of $890,438 were the largest use of cash from financing activities.

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


ITEM 7. FINANCIAL STATEMENTS

         The following Company consolidated financial statements are filed as part of this report:

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





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended
                                                              December 31
                                                           2004        2003
                                                           ----        ----
REVENUES
     Interest income                                    $ 438,423    $ 605,119
     Interest income from affiliates                       50,211       65,892
     Investment income from affiliates                       --        (34,201)
     Other income                                             133         (335)
                                                        ---------    ---------
         Total revenues                                   488,767      636,475

EXPENSES
     Loan servicing fees to related party                  82,154      120,933
     Management fees to related parties                    50,453       70,872
     Interest expense on loans                            139,341      113,101
     Interest expense on loans from related parties          --          5,400
     Provisions for loan losses                            35,000       51,893
     Taxes                                                  5,000        4,800
     Amortization                                            --          9,176
     General and administrative                            66,197       59,555
                                                        ---------    ---------
         Total expenses                                   378,145      435,730
                                                        ---------    ---------

INCOME FROM CONTINUING OPERATIONS                       $ 110,622    $ 200,745

     Operating expenses of real estate owned               (1,955)        --
     (Loss) on real estate owned                          (55,404)        --
     Income from asset held for sale                       42,951         --
                                                        ---------    ---------
        Total loss and income from assets held
             for sale and real estate owned               (14,408)        --
                                                        ---------    ---------

NET INCOME                                              $  96,214    $ 200,745
                                                        =========    =========

PREFERRED DIVIDENDS                                     $  86,096    $  76,788
                                                        =========    =========

NET INCOME AVAILABLE TO COMMON                          $  10,118    $ 123,957
                                                        =========    =========

BASIC EARNINGS PER COMMON SHARE
     BEFORE GAIN ON ASSETS HELD FOR SALE                $    0.05    $    0.29
     FROM ASSETS HELD FOR SALE                          $   (0.03)   $    --
                                                        ---------    ---------
     TOTAL EARNINGS PER SHARE                           $    0.02    $    0.29
                                                        =========    =========

DILUTED EARNINGS PER COMMON SHARE
     BEFORE GAIN ON ASSETS HELD FOR SALE                $    0.05    $    0.24
     FROM ASSETS HELD FOR SALE                          $   (0.03)   $    --
                                                        ---------    ---------
     TOTAL EARNINGS PER SHARE                           $    0.02    $    0.24
                                                        =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                      $    0.41    $    0.36
                                                        =========    =========

DIVIDENDS PAID PER COMMON SHARE                         $    0.00    $    0.00
                                                        =========    =========

BASIC COMMON SHARES                                       439,813      429,769
                                                        =========    =========

DILUTED COMMON SHARES                                     496,623      507,735
                                                        =========    =========

                 See accompanying notes to financial statements.

                                  NOVOGRADAC
                                  & COMPANY LLP

                          CERTIFIED PUBLIC ACCOUNTANTS
 ______________________________________________________________________________

ATLANTA                         SAN FRANCISCO                    WASHINGTON,  DC
KANSAS                                                                    AUSTIN


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing, the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Novogradac & Company LLP
----------------------------

San Francisco, CA
February 28, 2005


             FIRST STREET 5TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001 HTTP://WWW.NOVOCO.COM

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets
                           December 31, 2004 and 2003

                                                                                      2004            2003
                                                                                      ----            ----
ASSETS

    Cash and cash equivalents                                                    $    155,462    $  1,038,010
    Restricted cash                                                                    98,755         200,019
    Marketable securities                                                               1,724           9,705
    Accounts receivable                                                               706,461         605,742
    Other assets, net                                                                    --            14,533
    Due from affiliate                                                                 23,170         114,334
    Notes receivable:
       Warehousing facilities to related parties                                         --         2,638,226
       Mortgage notes receivable                                                   19,053,474      20,556,488
       Allowance for loan losses                                                     (175,000)       (206,000)
                                                                                 ------------    ------------
          Net notes receivable                                                     18,878,474      22,988,714
    Real estate owned                                                                 680,000         415,000
    Investments in affiliate                                                             --           923,362
    Asset held for sale                                                             4,981,303            --
    Origination costs, net                                                            243,899         303,186
                                                                                 ------------    ------------

    Total assets                                                                 $ 25,769,248    $ 26,612,605
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                                 $     98,755    $    200,019
         Loans payable                                                              8,247,541      11,773,149
         Mortgage payable                                                             551,922         275,904
         Liability of asset held for sale                                           2,521,650            --
         Due to affiliate                                                                --             5,081
         Other liabilities                                                            274,210         147,790
                                                                                 ------------    ------------
    Total liabilities                                                              11,694,078      12,401,943

    Stockholders' equity
       Preferred stock, $.01 par value; 430,000 shares authorized;                      2,138           2,138
           213,820 shares issued and outstanding at December 31, 2004 and 2003
       Additional paid in capital - preferred stock                                 5,669,123       5,669,123
    Less treasury stock: 3,176 preferred shares at
           December 31, 2004 and 2003 at cost                                         (86,944)        (86,944)

       Common stock, $.01 par value; 1,700,000 shares authorized;                       5,001           4,972
           500,032 and 497,161 shares issued and outstanding at
           December 31, 2004 and 2003, respectively
       Additional paid in capital - common stock                                    9,414,685       9,388,875
    Less treasury stock: 57,707 and 62,392 common shares at
           December 31, 2004 and 2003, respectively                                (1,026,861)     (1,053,773)
      Minority interest in subsidiary                                                 (12,593)           --
       Accumulated other comprehensive income                                             287           2,902
       Retained earnings                                                              110,334         283,369
                                                                                 ------------    ------------

    Total stockholders' equity                                                     14,075,170      14,210,662
                                                                                 ------------    ------------

    Total liabilities and stockholders' equity                                   $ 25,769,248    $ 26,612,605
                                                                                 ============    ============

                 See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Operations
                   For years ended December 31, 2004 and 2003

                                                                                         2004            2003
                                                                                         ----            ----

REVENUES
       Interest income                                                               $ 1,936,319    $ 2,511,027
       Interest income from affiliates                                                   188,275        242,181
       Equity in gain (loss) of affiliate                                                   --         (155,372)
       Other income                                                                        1,263          7,929
                                                                                     -----------    -----------
           Total revenues                                                              2,125,857      2,605,765

EXPENSES
       Loan servicing fees to related parties                                            460,863        470,054
       Management fees to related parties                                                232,868        334,703
       Interest expense on loans                                                         341,753        451,232
       Interest expense on loans from related parties                                       --            9,109
       Provision for loan losses                                                          84,000        130,037
       Taxes                                                                              20,000         16,144
       Amortization                                                                       14,533         42,409
       General and administrative                                                        314,533        242,547
                                                                                     -----------    -----------
             Total expenses                                                            1,468,550      1,696,235
                                                                                     -----------    -----------

INCOME FROM CONTINUING OPERATIONS                                                        657,307        909,530

       Operating expenses of real estate owned                                           (15,429)          --
       (Loss) on real estate owned                                                      (105,404)          --
       Income from asset held for sale                                                   133,397           --
                                                                                     -----------    -----------
             Total loss and income from assets held for sale and real estate owned        12,564           --
                                                                                     -----------    -----------

NET INCOME                                                                           $   669,871    $   909,530
                                                                                     ===========    ===========

PREFERRED DIVIDENDS                                                                      318,788        315,302
                                                                                     -----------    -----------

NET INCOME AVAILABLE TO COMMON                                                       $   351,083    $   594,228
                                                                                     ===========    ===========

BASIC EARNINGS PER COMMON SHARE
       BEFORE GAIN ON ASSETS HELD FOR SALE                                           $      0.77    $      1.40
       FROM ASSETS HELD FOR SALE                                                            0.03           --
                                                                                     -----------    -----------
       TOTAL EARNINGS PER SHARE                                                      $      0.80    $      1.40
                                                                                     ===========    ===========

DILUTED EARNINGS PER COMMON SHARE
       BEFORE GAIN ON ASSETS HELD FOR SALE                                           $      0.67    $      1.19
       FROM ASSETS HELD FOR SALE                                                            0.02           --
                                                                                     -----------    -----------
       TOTAL EARNINGS PER SHARE                                                      $      0.69    $      1.19
                                                                                     ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                                                   $      1.51    $      1.50
                                                                                     ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                                                      $      1.20    $      1.35
                                                                                     ===========    ===========

BASIC COMMON SHARES                                                                      437,726        424,373
                                                                                     ===========    ===========

DILUTED COMMON SHARES                                                                    505,435        498,982
                                                                                     ===========    ===========

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                      Statements of Changes in Stockholders' Equity
                   For years ended December 31, 2004 and 2003

                                                                  Preferred                                Common
                                                                  Additional                              Additional
                                          Preferred   Preferred     Paid in        Common     Common       Paid in       Treasury
                                            Shares     Stock       Capital         Shares      Stock       Capital         Stock
                                            ------     -----       -------         ------      -----       -------         -----

BALANCE, JANUARY 1, 2003                   210,644   $   2,138   $ 5,669,123       424,144    $  4,952   $ 9,370,895   $(1,049,606)
Acquisition of Treasury Stock                 --          --            --         (10,800)       --            --        (153,681)
Exercise of options for common stock          --          --            --          21,425          20        17,980        62,570
Unrealized gain / (loss)                      --          --            --            --          --            --            --
Net income                                    --          --            --            --          --            --            --
Dividends                                     --          --            --            --          --            --            --
                                         ---------   ---------   -----------   -----------    --------   -----------   -----------

BALANCE, DECEMBER 31, 2003                 210,644       2,138     5,669,123       434,769       4,972     9,388,875    (1,140,717)
Acquisition of Treasury Stock                 --          --            --          (2,549)       --            --         (56,406)
Exercise of options for common stock          --          --            --          10,105          29        25,810        83,318
Unrealized gain / (loss)                      --          --            --            --          --            --            --
Net income                                    --          --            --            --          --            --            --
Dividends                                     --          --            --            --          --            --            --
                                         ---------   ---------   -----------    ----------    --------   -----------   -----------

BALANCE, DECEMBER 31, 2004                 210,644   $   2,138   $ 5,669,123       442,325    $  5,001   $ 9,414,685   $(1,113,805)
                                         =========   =========   ===========    ==========    ========   ===========   ===========


                                                        Accumulated
                                                           Other
                                           Minority    Comprehensive       Retained
                                           Interest       Income           Earnings           Total
                                           --------       ------           --------           -----

BALANCE, JANUARY 1, 2003                  $     --      $   (1,723)       $  264,277      $ 14,260,056
Acquisition of Treasury Stock                   --            --                --            (153,681)
Exercise of options for common stock            --            --                --              80,570
Unrealized gain / (loss)                        --           4,625              --               4,625
Net income                                      --            --             909,530           909,530
Dividends                                       --            --            (890,438)        (890,438)
                                          ----------    ----------        ----------      ------------

BALANCE, DECEMBER 31, 2003                      --           2,902           283,369        14,210,662
Acquisition of Treasury Stock                   --            --                --             (56,406)
Exercise of options for common stock            --            --                --             109,157
Unrealized gain / (loss)                     (12,593)       (2,615)             --             (15,208)
Net income                                      --            --             669,871           669,871
Dividends                                       --            --            (842,906)         (842,906)
                                          ----------    ----------        ----------      ------------

BALANCE, DECEMBER 31, 2004                $  (12,593)   $      287        $  110,334      $ 14,075,170
                                          ==========    ==========        ==========      ============

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Cash Flows
                   For years ended December 31, 2004 and 2003

                                                                         2004            2003
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                    $    669,871    $    909,530
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                         84,000         130,037
        Amortization                                                      14,533          42,409
        Loss on real estate owned                                        105,404            --
        Equity in loss of affiliate                                         --           155,372
        (Increase) in accounts receivable                               (100,719)       (115,796)
        (Increase) decrease in other assets                                 --           (47,293)
          (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                            86,083          17,786
        Increase (decrease) in other liabilities                         126,420         (71,221)
                                                                    ------------    ------------
          Net cash provided by operating activities                      985,592       1,020,824

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                        5,366           3,135
      (Increase) decrease in origination costs                            59,287         (39,126)
      (Increase) decrease in warehousing facilities                    1,222,739         744,714
      Net proceeds from sale of real estate owned                        328,524         300,000
      Payment of mortgage payable                                       (275,904)           --
      Income from asset held for sale                                   (133,397)           --
      Investments in mortgage notes receivable                       (13,973,068)    (14,827,987)
      Payments of mortgage notes receivable                           15,214,076      13,504,757
                                                                    ------------    ------------
        Net cash used by investing activities                          2,447,623        (314,507)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                         8,247,541         800,799
      Payments of bank loans                                         (11,773,149)           --
      Issuance of common stock                                            25,839          18,000
      Purchase of treasury stock                                          (1,833)       (599,201)
      Sale of treasury stock and exercised options                        28,745         508,090
      Preferred dividends paid                                          (318,788)       (315,302)
      Common dividends paid                                             (524,118)       (575,136)
                                                                    ------------    ------------
        Net cash provided  (used in) by financing activities          (4,315,763)       (162,750)
                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (882,548)        543,567
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         1,038,010         494,443
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    155,462    $  1,038,010
                                                                    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                        $    336,208    $    437,605
                                                                    ============    ============
      Cash paid for taxes                                           $     13,527    $     16,144
                                                                    ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Foreclosures, net of reserves                                 $    168,078    $    439,096
                                                                    ============    ============
      Assumption of debt on real estate owned                       $    551,922    $    275,904
                                                                    ============    ============
      Common stock provided to exercised options                    $     54,573    $       --
                                                                    ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

1.   Organization
     ------------

     References to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was formed December 12, 1995 as a mortgage investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. The Trust's investment in CAFC, a taxable subsidiary, is consolidated in 2004 and accounted for by the equity method of accounting in 2003. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral.

     On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's preferred stock. The Trust's investment in CAFC is entirely comprised of preferred stock. The Trust's preferred shares are available for immediate delivery and the transaction is expected to be completed within one year of CAFC's common shareholder's notification. Management expects the sale of its CAFC's preferred stock investment to approximate its fair value.

     As of December 31, 2004, CAFC is presented on the Trust's consolidated balance sheet as "Asset held for sale" and the minority interest not owned as "Minority interest in subsidiary". CAFC's 2004 operating results are reported as "Income from asset held for sale" on the Trust's consolidated statement of operations. During 2003, the investment in CAFC is reported in "Investment in affiliate" on the Trust's balance sheets and in "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's 2004 and 2003 audited balance sheets and statements of operations are summarized in Note 10.

     Capital Alliance Advisors, Inc. (the "Manager") originates, services, and sells the Company's loans.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     Basis of accounting. The Company prepares its financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America. The Company's year-end for tax and financial reporting purposes is December 31. Pursuant to FIN 46, the 2004 operations of CAFC are consolidated and pursuant to FAS 144, eliminated and reported as "Asset held for sale". "Minority interest in subsidiary", and "Income from asset held for sale".

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash and cash equivalents include cash and liquid investments with maturity of three months or less when purchased. The Company deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Company's account balances may exceed the insured limits.

     Marketable securities. Marketable securities are classified as either trading, or available-for-sale. Management has not acquired any securities classified as trading securities. Trading securities, if acquired, would be reported at fair value, and changes in their fair value would be reported in the statement of operations. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statement of operations.

     Concentration of credit risk. The Company holds numerous mortgage notes receivable. These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

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

     Impairment and disposal policy. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets, then an impairment loss, measured as the excess, if any, of the net book value of the assets over their fair value is recorded. The Trust has identified CAFC as an "Asset held for sale" within the guidelines Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") (see "Assets held for sale" with Note 2 - below).

     Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. It was determined that the difference between the carrying amount and the fair value of the mortgage notes receivable is immaterial. For loans payable, fair value is estimated by discounting the future cash flows using current interest rates as determined by the current applicable borrowing rates. It was determined that the difference between the carrying amount and the fair value of loans payable is immaterial.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

     State taxes. The state of Delaware imposed a tax on the capitalization of the Trust. The Trust expensed $19,200 and $15,344 for these taxes in 2004 and 2003. During both 2004 and 2003, the Trust also expensed $800 for California Franchise taxes.

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

     Stock options. Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - - Transition and Disclosure" was issued in December of 2002. This Statement amends Statement of Financial Accounting Standards No.123 ("FAS 123"), "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The alternative methods of transition of FAS 148 follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for stock options to employees. The disclosure provision of FAS 148 is effective for years ending after December 15, 2002. The Company follows APB 25 in accounting for stock options. The disclosure provision of FAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes

     The 2004 and 2003 calculation of the fair value of the stock-based awards to the Manager and its employees is not applicable because no awards were issued.

     The Trust accounts for stock options under APB 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with FAS 123, is presented below for the years ended December 31, 2004 and 2003:

                                                                2004         2003
                                                                ----         ----

     Net income available to common stock                     $350,945     $594,228
     Less: Stock based expense using the fair value method         ---          ---
                                                              --------     --------
     Pro forma net income available to common stock           $350,945     $594,228
                                                              ========     ========

     Net income per common share:
     Basic:
         As reported                                             $0.80      $1.40
         Pro forma                                               $0.80      $1.40
     Diluted:
         As reported                                             $0.69      $1.19
         Pro forma                                               $0.69      $1.19

     Since no options were issued or vested during 2004 or 2003, the reported operating results are identical to the pro forma amounts. (See "Recent accounting pronouncements" within Note 2 below).

     Reclassifications. Certain 2003 amounts may have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on reported net income or earnings per share.

     Assets held for sale. On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of the CAFC Preferred Stock owned by the Trust and concurrently issue a new class of CAFC Preferred Shares within twelve months. The new Preferred Shares will not be issued or available to the Trust for

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

     purchase. Therefore, pursuant to FAS 144, the Trust has reported CAFC as an asset held for sale. The Trust does not expect to recognize a loss on the transaction. During 2003, the Trust reported its ownership of CAFC as an investment pursuant to the equity method of accounting as the Trust does not own the voting common shares of CAFC or control CAFC. (See "Recent accounting pronouncements" within Note 2 - below.) CAFC's 2004 and 2003 financial statements are reported in Note 10.

     Recent accounting pronouncements. During 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities." A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the Company will absorb a majority of the variable interest entity's expected gains, losses or expected residual returns. FIN 46 requires the consolidation of CAFC into the Trust's financial statements as of December 31, 2004. Pursuant to the reporting requirement of FAS 144, CAFC's consolidation is reported as "Asset held for sale" and "Minority interest in subsidiary" on the Trust's balance sheet and as "Income from asset held for sale" on the Trust's statement of operating results.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company will be required to adopt FAS 123(R) beginning on January 1, 2006. The adoption of FAS 123(R) is not expected to have a material effect on the Company's financial position and results of operations.

3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

         Pursuant to mortgage loan agreements between the Company and its borrowers, a portion of the proceeds are held by the Company in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2004 and 2003, mortgage note holdbacks from the consummation of mortgage loans made amounted to $98,755 and $200,019, respectively.

4.   Marketable securities
     ---------------------

     Marketable securities consist of equity securities and are accounted for as available-for-sale securities. During the year ended December 31, 2004, a net loss of $415 was realized from the sale of equity securities. As of December 31, 2004 the marketable securities totaled $1,724, which includes an unrealized gain of $287. During 2003 a net loss of $458 was recognized from the sale of equity securities. As of December 31, 2003 the fair value of the company's marketable securities totaled $9,705, which includes an unrealized gain of $2,902. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income.

5.   Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of December 31, 2004 and 2003, accrued interest and other amounts due from borrowers were $706,461 and $605,742 respectively.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2004 and 2003, the Trust advanced to CAFC $1,415,487 and $2,638,226, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of December 31, 2004 and 2003 the applicable interest rate was 8.25% and 6.0%, respectively. The Trust earned interest in the amount of $188,275 and $242,181 during 2004 and 2003, respectively, of which $0 and $12,721 was outstanding as of December 31, 2004 and 2003, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2004 and 2003, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 and $0 during 2004 and 2003, respectively, none of which was outstanding as of December 31, 2004 or 2003. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of December 31, 2004 and 2003, the Trust had repaid all borrowings from CRF. During 2004, the Trust paid interest in the amount of $0. During 2003, the Trust paid interest in the amount of $9,109, of which $5,080 remained outstanding as of December 31, 2003.

7.   Mortgage notes receivable
     -------------------------

     Mortgage notes receivable represent home equity loans primarily secured by deeds of trust on one-to-four unit residential real estate. At the time of origination, the Trust's policies require a combined loan-to-value equal to or less than 75% of the underlying collateral. The Trust is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

     Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2004 and 2003 follows:

                                                2004            2003
                                                ----            ----
     Balance, beginning of year            $ 20,556,488    $ 19,906,391
     Additions during period:
        New mortgage loans                   13,973,068      14,827,987
     Deductions during period:
        Collections of principal            (15,214,076)    (13,504,757)
        Foreclosures, net of reserve           (168,078)       (439,096)
        Write off of uncollectible loans        (93,928)       (234,037)
                                           ------------    ------------
     Balance, end of year                  $ 19,053,474    $ 20,556,488
                                           ============    ============

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

7.  Mortgage notes receivable (continued)
    -------------------------------------

All mortgage notes receivable balances relates to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Company's Mortgage Investment Business mortgage notes receivable balance at December 31, 2004:

                                                                                                                           Principal
                                                                                                                           amount of
                                                                                                                          loans with
                                                                                                                          delinquent
                                                                                                    Face      Carrying     principal
                                                                Final       Monthly     Lien     amount of    amount of  or interest
      Principal outstanding               Interest rate     maturity date   payment   Priority   mortgage(s)  mortgage(s)  (Note A)
      ---------------------               -------------     -------------   -------   --------   -----------  -----------  --------

Individual loans greater than $499,999:      10.50%            06/01/10     $ 4,375    Second   $   500,000  $   500,000  $      ---
                                             13.00%            06/01/09       5,904    Second       545,000      545,000         ---
                                              9.99%            06/01/06       4,162    First        500,000      500,000         ---
                                              9.75%            06/01/05       6,500    First        800,000      800,000         ---
                                             10.50%            01/01/07      13,125    First      1,500,000    1,500,000         ---
                                             14.00%            02/01/06       6,054    First        518,900      560,700         ---
                                             12.00%            09/01/05      10,000    Second     1,000,000    1,000,000         ---
                                              9.99%            12/01/07       5,838    First        701,250      701,250         ---
                                              9.99%            07/01/10       8,057    First        968,000      968,000         ---
                                             11.99%            07/01/09       7,937    Second       735,000    734,341       734,341
                                             13.50%            04/01/08      12,086    Second     1,075,000    1,074,307         ---
Loans from $400,000-$499,999            10.99% to 12.75%   18 to 48 months                        1,353,750    1,353,750         ---
Loans from $300,000-$399,999             6.38% to 12.50%   9 to 357 months                        3,155,413    3,087,318     673,149
Loans from $200,000-$299,999             7.75% to 13.50%   4 to 343 months                        3,085,734    3,022,061     431,000
Loans from $100,000- 199,999             6.75% to 14.50%   3 to 359 months                        1,710,246    1,778,776     600,377
Loans up to $99,999                      5.75% to 14.50%   1 to 237 months                        1,081,794      927,971      95,217
                                                                                                -----------  -----------  ----------
Total Mortgage Notes Receivable at December 31, 2004                                            $19,230,086  $19,053,474  $2,534,084
                                                                                                ===========  ===========  ==========


(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2004, there were eleven (11) loans totaling $1,199,774 of principal and $199,188 of interest that were 90 to 180 days delinquent on interest payments. Four loans with a principal amount of $1,334,310 and $155,081 of interest has been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

7.  Mortgage notes receivable (continued)
    -------------------------------------

All mortgage notes receivable balances relate to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Company's Mortgage Investment Business mortgage notes receivable balance at December 31, 2003:

                                                                                                                           Principal
                                                                                                                           amount of
                                                                                                                          loans with
                                                                                                                          delinquent
                                                                                                    Face      Carrying     principal
                                                                Final       Monthly     Lien     amount of    amount of  or interest
      Principal outstanding               Interest rate     maturity date   payment   Priority   mortgage(s)  mortgage(s)  (Note A)
      ---------------------               -------------     -------------   -------   --------   -----------  -----------  --------


Individual loans greater than $499,999:       14.00%           02/01/06      $ 6,542    First   $   500,000  $   560,700  $      ---
                                              12.50%           07/01/07        5,427    First       521,000      521,000         ---
                                              12.50%           04/01/08       11,198   Second     1,075,000    1,075,000   1,075,000
                                              12.50%           06/01/04        8,490   Second       815,000      815,010         ---
                                              10.75%           03/01/09        7,167   Second       800,000      800,000         ---
                                              11.99%           07/01/09        7,337   Second       550,000      734,341         ---
                                              11.25%           12/01/08        6,563   Second       700,000      700,000     665,000
                                              13.50%           03/01/07        7,481   Second       665,000      665,000         ---
Loans from $400,000-$499,999              5.75% to 13.50%    4 to 60 months                       2,115,000    2,617,029     924,657
Loans from $300,000-$399,999              7.63% to 13.50%  21 to 177 months                       2,417,317    2,418,008     650,000
Loans from $200,000-$299,999              8.38% to 14.00%  10 to 353 months                       4,408,879    4,434,292     201,123
Loans from $100,000- 199,999             10.99% to 17.95%    0 to 62 months                       3,352,528    3,193,973     922,747
Loans up to $99,999                       9.70% to 14.99%   0 to 302 months                       1,823,448    2,022,135      80,000
                                                                                                -----------  -----------  ----------
Total Mortgage Notes Receivable at December 31, 2003                                            $20,262,073  $20,556,488  $4,518,527
                                                                                                ===========  ===========  ==========


(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2003, there were nine (9) loans totaling $4,349,558 of principal and $163,028 of interest that were 90 to 180 days delinquent on interest payments. One loan with the principal amount of $168,969 and $31,518 of interest has been delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

8.   Allowance for loan losses
     -------------------------


     The allowance for loan losses is based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent. Management believes a $175,000 and $206,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of December 31, 2004 and 2003, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses for the years ended December 31, 2004 and 2003 follows:

                                                        2004           2003
                                                        ----           ----
     Balance, beginning of year                      $ 206,000      $ 310,000
     Provision for loan loss                            84,000        130,037
     Write-off of uncollectible loans                  (93,928)      (234,037)
     Disposal costs of uncollectible loans             (21,072)           ---
                                                     ---------      ---------

     Balance, end of year                            $ 175,000      $ 206,000
                                                     =========      =========

9.   Real estate owned
     -----------------

     As of January 1, 2003, the Trust did not own any properties. During 2003, the Trust foreclosed on two properties and sold one property to CAFC at its estimated fair market value. As of December 31, 2003, the Trust owned one property. During 2004, the Trust sold the property owned as of year end 2003 and foreclosed on another property. As of December 31, 2004, the Trust owned one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2004 and 2003:

                                                                            2004           2003
                                                                            ----           ----
     Balance, beginning of year                                         $  415,000     $      ---
     Foreclosed mortgage notes, net of reserve (non-cash)                  168,078        439,096
     Assumption of senior debt                                             551,922        275,904
     Accrued interest capitalized (non-cash)                              (102,800)           ---
     Gain (loss) on sale (non-cash)                                         (2,604)           ---
                                                                         ---------     ----------
                                                                         1,029,596        715,000
     Less: Proceeds from sale of real estate owned (net of closing
     costs of $30,418 and $0 in 2004 and 2003, respectively)              (349,596)      (300,000)
                                                                         ---------     ----------
     Balance, end of year                                                $ 680,000     $  415,000
                                                                         =========     ==========

10.   Asset held for sale
      -------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     Organization
     ------------

     On April 11, 1997, the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC.

     On November 11, 2004, the Manager notified the Trust of its intention to retire 100% of CAFC's preferred stock owned by the Trust and concurrently issue a new class of CAFC preferred stock. The new preferred shares will not be issued or available to the Trust for purchase. This transaction is expected to close within 12 months without a loss on sale to the Trust. Therefore, the FIN 46 consolidation of CAFC into the Trust and the Trust's economic interest in CAFC are presented pursuant to FAS 144 as an asset held for sale. During 2003, the Trust accounted for its investment in CAFC under the equity method of accounting.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                       2004          2003
                                                                       ----          ----
ASSETS

        Cash and cash equivalents                                 $   156,592    $   166,503
        Restricted cash                                                   ---        260,705
        Accounts receivable                                           134,971        154,206
        Notes receivable:
             Mortgage notes receivable                              4,674,462      7,383,040
             Allowance for loan losses                                (40,000)      (100,000)
                                                                  -----------    -----------
             Net notes receivable                                   4,634,462      7,283,040
        Real estate owned                                                 ---        971,617
        Due from affiliate                                             30,908         13,012
        Investment in affiliate                                         5,000          5,000
        Other assets                                                   19,370         57,129
                                                                  -----------    -----------
        Total assets                                              $ 4,981,303    $ 8,911,212
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Liabilities
             Mortgage note holdbacks                              $       ---    $   260,705
             Warehousing facilities                                 2,418,858      4,633,846
             Warehousing facilities from related parties            1,415,487      2,638,226
             Mortgage notes payable                                       ---        300,000
             Due to affiliates                                         30,176          9,736
             Accrued interest                                           6,644         72,048
             Other liabilities                                         65,974         87,231
                                                                  -----------    -----------
        Total liabilities                                           3,937,139      8,001,792

        Stockholders' equity
             Preferred shares, no par value, 2,000 shares                 ---            ---
                authorized, 2,000 shares issued and outstanding
             Common shares, no par value, 1,000 shares                    ---            ---
                authorized, 1,000 shares issued and outstanding
             Additional paid in capital                             1,990,056      1,990,056
             Accumulated deficit                                     (945,892)    (1,080,636)
                                                                  -----------    -----------
        Total stockholders' equity                                  1,044,164        909,420
                                                                  -----------    -----------

        Total liabilities and stockholders' equity                $ 4,981,303    $ 8,911,212
                                                                  ===========    ===========

                                  (See Note 10)

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2004 and 2003

                                                                      2004           2003
                                                                      ----           ----
REVENUES

          Interest income                                        $   868,144    $   760,012
          Loan origination income                                    684,126        794,925
          Service release premium                                    363,056        175,913
          Other income                                                50,580          7,545
                                                                 -----------    -----------
               Total revenues                                      1,965,906      1,738,395

EXPENSES

          Management fees to related party                           110,491         85,786
          Interest expense on warehousing facilities                 475,702        285,869
          Interest expense on related party warehouse facility       217,705        228,579
          Loan origination costs                                     333,808        238,416
          Provision for loan losses                                  (36,170)        68,045
          Wages and salaries                                         622,042        547,803
          Taxes                                                       19,436         12,719
          General and administrative                                 236,164        233,008
                                                                 -----------    -----------
               Total expenses                                      1,979,178      1,700,225
                                                                 -----------    -----------

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE OWNED                   $   (13,272)   $    38,170
          Operating expenses of real estate owned                    (23,190)       (48,200)
          Gain (loss) on sale of real estate owned                   171,206       (152,733)
                                                                 -----------    -----------

NET INCOME (LOSS)                                                $   134,744    $  (162,763)
                                                                 ===========    ===========



                                  (See Note 10)

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the years ended December, 31, 2004 and 2003

                                                                           2004            2003
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net gain (loss)                                                 $    134,744    $   (162,763)
      Adjustments to reconcile net loss to cash
           provided by operating activities
          Gain on real estate owned                                       (171,206)        152,733
          Provision for loan losses                                        (36,170)         68,045
          Decrease (increase) in accounts receivable                        19,235         (72,977)
          Increase in due from related parties                               2,544         (15,369)
          (Increase) decrease in other assets                               37,759         (23,844)
          Decrease in accrued interest                                     (65,404)            ---
          Increase (decrease) in other liabilities                         (21,257)         64,337
                                                                      ------------    ------------

               Net cash provided by operating activities                   (99,755)         10,162

CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in mortgage notes receivable                      (52,426,211)    (31,295,682)
          Repayment of mortgage notes receivable                         3,801,481       4,906,286
          Sale of mortgage notes to third parties                       20,987,323       9,991,043
          Sale of mortgage notes to related parties                     30,322,155      14,612,987
          Proceeds from sale of real estate owned                        1,142,823       3,032,646
          Purchase of real estate owned from Trust                             ---        (300,000)
           Additions to real estate owned                                      ---        (810,326)
                                                                      ------------    ------------

               Net cash provided by investing activities                 3,827,571         136,954

CASH FLOWS FROM FINANCING ACTIVITIES
          Net proceeds from (payments to) warehouse lines of credit     (2,214,988)      2,173,203
          Net payments to related party line of credit                  (1,222,739)       (682,380)
          Repayment of mortgage note                                      (300,000)     (1,719,444)
                                                                      ------------    ------------

               Net cash used in financing activities                    (3,737,727)       (228,621)
                                                                      ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (9,911)        (81,505)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             166,503         248,008
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    156,592    $    166,503
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              Cash paid for interest                                  $    758,811    $    452,114
                                                                      ============    ============
              Cash paid for taxes                                     $     19,436    $     12,719
                                                                      ============    ============

SUPPLEMENTAL INFORMATION OF
NONCASH INVESTING AND FINANCING ACTIVITIES
               Foreclosures                                           $     23,830    $    476,375
                                                                      ============    ============
               Assumption of debt in real estate owned                $        ---    $  1,069,034
                                                                      ============    ============

                                  (See Note 10)

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003


10.  Asset held for sale (continued)
     -------------------------------

     The following are the footnote disclosures for CAFC's financial statements:

     Basis of presentation
     ---------------------
     The accounting and financial reporting policies of CAFC conform to accounting principles generally accepted in the United States of America and with the policies adopted by the Trust. CAFC's financial information has been prepared on the accrual basis of accounting and consistent with the periods reported by the Trust.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the prior year financial statements presentation to conform to the current year presentation.

     Accounts receivable
     -------------------
     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and amounts due from borrowers for items such as property taxes, insurance, and interest on first deed mortgages that were paid by CAFC on behalf of the property securing the mortgage notes. As of December 31, 2004 and 2003, amounts due from borrowers were $134,971 and $154,206, respectively.

     Mortgage notes receivable
     -------------------------
     Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     The following is a reconciliation of the mortgage notes receivable for the years ended December 31, 2004 and 2003:

                                                     2004            2003
                                                     ----            ----

     Balance, beginning of year                 $  7,383,040    $  6,092,094
     Additions during period:
        Originations                              52,426,211             ---
        Transferred from Trust                     2,014,649      31,295,682
     Deductions during period:
        Repayments                                (3,801,481)     (4,906,286)
        Sales                                    (53,324,127)    (24,604,030)
        Foreclosures                                     ---        (476,375)
        Write-offs                                   (23,830)        (18,045)
                                                ------------    ------------
           Balance, end of year
                                                $  4,674,462    $  7,383,040
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

     Loan loss reserve
     -----------------
     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $40,000 and $100,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2004 and 2003, respectively. CAFC's actual losses may differ from the estimate.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

10.  Asset held for sale (continued)
     -------------------------------

     Activity in the loan loss reserve was as follows for the years ended December 31, 2004 and 2003:

                                               2004        2003
                                               ----        ----

     Balance, beginning of year            $ 100,000    $ 225,000
     Provision for loan loss                 (36,170)      68,045
     Write-off of uncollectible balances     (23,830)    (193,045)
                                           ---------    ---------

     Balance, end of year                  $  40,000    $ 100,000
                                           =========    =========

     Real estate owned
     -----------------
     As of January 1, 2003, CAFC held four properties with a book value of $1,676,261. During 2003, CAFC sold four properties for a loss of $152,733, one property was acquired by foreclosure and one property was purchased from the Trust for $300,000. Net proceeds from the sale were $3,032,646. As of December 31, 2003, CAFC held two properties with a book value of $971,617.

     During 2004, CAFC sold two properties for a gain of $171,206. No new properties were acquired by purchase or foreclosure. Net proceeds from the sale were $1,142,823. As of December 31, 2004, CAFC held zero properties as real estate owned.

     A reconciliation of real estate owned for the years ended December 31, 2004 and 2003 follows:

                                                2004           2003
                                                ----           ----
     Balance, beginning of year            $   971,617    $ 1,676,261
     Properties purchased                          ---        600,000
     Foreclosures                                  ---        476,375
     Assumptions of senior debt                    ---        769,234
     Additions                                  43,644        810,126
     Real estate sold                       (1,015,261)    (3,185,379)
     Property written down                         ---       (175,000)
                                           -----------    -----------
     Balance, end of year                  $       ---    $   971,617
                                           ===========    ===========


     Warehouse lines of credit
     -------------------------
     As of December 31, 2004 and 2003, CAFC had borrowed $976,400 and $3,970,782 respectively under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% with a floor of 6.00%. As of December 31, 2004 and 2003, the Prime rate was 5.00% and 4.00%, respectively. Interest is payable monthly with $2,358 and $56,608 accrued and payable as of December 31, 2004 and 2003, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2004 and 2003, CAFC had borrowed $0 and $69,064 from a mortgage secured credit facility. The facility provides a 100% advance rate on the notes outstanding balance at an interest rate of 10.75%. Interest is payable monthly with accrued interest of $0 and $640 as of December 31, 2004 and 2003. As the mortgage notes outstanding balance is reduced, CAFC's borrowings are repaid. The Trust has guaranteed the repayment of both principal and interest. The facility was repaid during the first quarter of 2004.

     As of December 31, 2003, CAFC had borrowed $594,000 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime with a floor of 5.25%. As of December 31, 2004 and 2003, the Prime rate was 5.00% and 4.00%, respectively. Interest is payable monthly with $2,079 accrued and payable as of December 31, 2003. As December 31, 2004

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

10.  Asset held for sale (continued)
     -------------------------------

     the there was no outstanding balance or accrued interest. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2004, CAFC had borrowed $1,442,458 under a funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate 9.5%. Interest is payable monthly with $4,286 accrued and payable as of December 31, 2004. As of December 31, 2003 the there was no outstanding balance or accrued interest. The facility is cancelable by either party upon 30 days written notice.

     On June 30, 2004, CAFC entered into a $25,000,000 warehouse facility. Per the Tri-Party Financing and Indemnification Agreement dated August 26, 2004 between CAFC, the Trust, and Calliance Realty Fund, LLC, the warehouse facility is shared by the Trust and Calliance Realty Fund, LLC, both related entities (collectively "Related Entities") to CAFC. The facility is in CAFC's name, however, CAFC is not held liable for the borrowings of the Related Entities. As of December 31, 2004, the facility had a balance of $11,753,000, and CAFC was liable for $0.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions
     --------------------------

     The Manager earns an administration fee up to 25 basis points on home loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. CAFC expensed $110,491 and $85,786 for these costs in 2004 and 2003, respectively.

     CAFC received an advance of $1,415,487 and $2,638,226 under a warehouse line of credit from the Trust as of December 31, 2004 and 2003, respectively. The Trust charges a variable interest rate of prime plus 3.00% on all advances. The facility is cancelable by either party upon 30 days written notice. As of December 31, 2004 and 2003, the Prime rate was 5.00% and 4.00%, respectively. CAFC expensed interest of $185,274 and $228,579 in 2004 and 2003, respectively. As of December 31, 2004 and 2003 accrued interest was $0 and $12,721, respectively.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of December 31, 2004, CAFC had a net receivable of $30,908, from the manager and a net payable of $30,176 to the trust. As of December 31, 2003, CAFC had a net receivable of $13,012, from the Manager and a net payable of $9,736 to the Trust. This account is shown on the balance sheet as due to affiliates. No interest is charged on these accounts.

     CAFC sold $13,614,068 and $14,612,987 in loans to the Trust in 2004 and 2003, respectively, at par value.

     CAFC paid $5,000 in 2001 for an option to purchase Sierra Capital Corporate Advisors, a related entity.

     In 2003, the Trust sold real estate owned of $600,000 to CAFC. In 2004 the Trust did not sell any real estate to CAFC.

     In 2004 and 2003 the Trust did not make any contributions of mortgages. The transfer of mortgage notes receivable is a non-cash transaction that is not shown in the statements of cash flows.

11.  Loans payable
     -------------

     As of December 31, 2004 and 2003, the Trust had borrowed $0 and $9,000,000, respectively, under a line of credit term facility, up to a maximum of $7,000,000 and $10,000,000, respectively, with specific mortgage notes receivable pledged as collateral against the advances. The credit facility matured August 31, 2004 and was retired.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

11.  Loans payable (continued)
     -------------------------

     As of December 31, 2004 and 2003, the Trust had borrowed $0 and $2,750,000 under a warehouse line of credit. The Trust received advances under the agreement up to a maximum of $4,000,000, with specific mortgage notes receivable pledged as collateral against the advances. The facility matured March 31, 2004 and was retired.

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime Rate plus 4.0%. Through a tri-party agreement among CAFC, CRF, and the Trust, both CRF and the Trust are able to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss inure to either CRF or the Trust. As of December 31, 2004, the outstanding balance assigned to CAFC was $0.

     The Trust has financed a portion of its treasury stock repurchases in 2004 and 2003 by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at a rate that has historically approximated the broker call rate (4.0% and 2.75% as of December 31, 2004 and 2003, respectively) plus 1.50%. Margin debt is callable at the discretion of the investment bank and subject to their assessment of the value of the collateral. As of December 31, 2004 and 2003, the Trust owed $0 and $23,149, respectively, in margin debt.

12.  Mortgage payable
     ----------------

     The Trust foreclosed on a property in 2004 and assumed a mortgage note payable in the amount of $551,922 with an annual interest rate of 10% with a monthly principal and interest payment of $5,520. In 2003, the Trust foreclosed on a property and assumed a mortgage note payable in the amount of $275,904 with an annual interest rate of 8.0% with a monthly principal and interest payment of $2,102. The principal balance as of December 31, 2004 and 2003 was $551,922 and $275,904, respectively.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC. The Trust's management fee was $205,384 and $260,448, for the years ended December 31, 2004 and 2003, respectively.

     The Manager also earns a REO management fee for managing and servicing the properties that the Trust and CAFC have obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property held by the Trust and CAFC. The Trust's REO management fee was $13,000 and $21,000 in 2004 and 2003, respectively.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

13.  Related party transactions (continued)
     --------------------------------------

     has been paid. The incentive compensation for 2004 and 2003 was $14,484 and $53,255, respectively. Incentive compensation awards are reported as part of the management fees.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2004, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. During 2003 the Trust capitalized 35.0% of this fee as loan origination costs and amortized it over the average life of the portfolio. The remaining 65.0% of the fee is expensed as the portion attributed for servicing.


     For the years ended December 31, 2004 and 2003, the Trust paid loan origination and servicing fees of $402,348 and $508,401, respectively. In 2004 and 2003, the Trust expensed $271,585 and $330,461, respectively, as servicing fees and $189,278 and $139,593, respectively, as amortization of loan origination costs. As of December 31, 2004 and 2003, the Trust capitalized $130,763 and $177,941 of loan origination fees, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2004, the Trust had a receivable of $0 from CAFC, a receivable of $23,170 from the Manager and a payable to CRF of $0. As of December 31, 2003, the Trust had a receivable of $22,457 from CAFC, a receivable of $91,716 from the Manager and a payable to CRF of $5,080. No interest is charged on these inter-company accounts.

     As described in Note 6, as of December 31, 2004, the Trust advanced $1,415,487 under lines of credit to affiliates and during the year earned interest of $188,275 on such financing. As of December 31, 2003, the Trust advanced $2,638,226 under lines of credit to affiliates and during the year earned interest of $242,181 on such financing.

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

     The Preferred Shares are redeemable by a shareholder, subject to the consent of the Board of Directors, annually on June 30 for written redemption requests received by May 15 of such year. The Board of Directors may in its sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

14.  Preferred, common and treasury stock (continued)
     ------------------------------------------------

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

     As of December 31, 2003, the Trust's cumulative net Common Stock purchases totaled 108,766 shares. Exercised Common Stock options reduced the treasury's Common Stock balance to 62,392 shares. During 2004, the Trust's net sales of Common Stock totaled 700 shares. As of December 31, 2004, the Trust cumulative net Common Stock purchases totaled 108,066 shares and 10,105 Common Stock options were exercised which resulted in the new issuance of 2,781 previously registered common shares and the net distribution of 3,985 common treasury shares. As of December 31, 2004, the treasury's common share balance was 57,707 shares.

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

     The activity in the Plan for the years ended December 31, 2004 and 2003 are as follows:


                                                               Weighted average
                                                Options         exercise price
                                                -------         --------------
      Outstanding at January 1, 2003             220,551             $10.37
                     Granted                         ---                ---
                     Exercised                   (36,851)              9.22
                     Forfeited                       ---                ---
                                                --------             ------
      Outstanding at December 31, 2003           183,700              10.60
                                                --------             ------
                     Granted                         ---                ---
                     Exercised                   (10,105)              9.40
                     Forfeited                       ---                ---
                                                --------             ------
      Outstanding at December 31, 2004           173,595             $10.67
                                                 =======             ======
      Outstanding options exercisable as of
                    January 1, 2003              220,551             $10.37
                    December 31, 2003            183,700             $10.60
                    December 31, 2004            173,595             $10.67


     All the Plan's stock options have been granted. The remaining unexercised stock options are 100% vested.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

15.  Common stock options (continued)
     --------------------------------

     The following table summarizes information with respect to stock options outstanding at December 31, 2004:

                                                     Options outstanding
                                   ----------------------------------------------------------
     Range of exercise prices      Number of shares    Weighted-average
                                                          remaining            Weighted-
                                                       contractual life     average exercise
                                                           (years)               price
                                   ----------------------------------------------------------
        $9.00 - $9.06                   109,845             5.60              $  9.03
        $13.50                           63,750             4.25                13.50
                                        -------             ----              -------
                                        173,595             5.10              $ 10.67
                                        =======             ====              =======

16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2004 and 2003:

                                                             2004        2003
                                                             ----        ----
     Numerator:
     Net income                                           $ 669,733   $ 909,530
     Preferred dividends attributable to income            (318,788)   (315,302)
                                                          ---------   ---------
     Numerator for basic and diluted Earnings per share-
           income available to common stockholders        $ 350,945   $ 594,228
                                                          =========   =========
     Denominator:
           Basic weighted average shares                    437,726     424,373
           Dilutive effect of options                        67,709      74,609
                                                          ---------   ---------
           Diluted weighted average shares                  505,435     498,982
                                                          =========   =========
     Basic earnings per common share                      $    0.80   $    1.40
                                                          =========   =========
     Diluted earnings per common share                    $    0.69   $    1.19
                                                          =========   =========





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

17.  Selected quarterly financial data (unaudited)

     Selected quarterly financial data are present below by quarter for the years ended December 31, 2004 and 2003:

                                                                 For the year ended December 31, 2004
                                                                 ------------------------------------

                                                  Total           4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                                                  -----           -------        -------        -------        -------

Revenue                                        $ 2,125,857    $   488,767    $   506,009    $   509.618    $   621,463
Income (loss) from assets held for sale             12,564        (14,408)       (13,377)       (26,773)        67,122
Net income                                         669,733         96,076         80,750        215,139        277,768
Preferred dividends                                318,788         86,097         79,115         76,788         76,788
                                                   -------         ------         ------         ------         ------
Net income applicable to common stock          $   350,945    $     9,979    $     1,635    $   138,351    $   200,980
                                               ===========    ===========    ===========    ===========    ===========
Basic earnings per share
  Before gain on asset held for sale           $      0.77    $      0.05    $      0.03    $      0.38    $      0.31
  From asset held for sale                     $      0.03    $     (0.03)   $     (0.03)   $     (0.06)   $      0.15
                                               -----------    -----------    -----------    -----------    -----------
  Total earnings per share                     $      0.80    $      0.02    $      0.00    $      0.32    $      0.46

Diluted earnings per share
  Before gain on asset held for sale           $      0.67    $      0.05    $      0.03    $      0.32    $      0.27
  From asset held for sale                     $      0.02    $     (0.03)   $     (0.03)   $     (0.05)   $      0.12
                                               -----------    -----------    -----------    -----------    -----------
  Total earnings per share                     $      0.69    $      0.02    $      0.00    $      0.27    $      0.39

                                                                 For the year ended December 31, 2003
                                                                 ------------------------------------

                                                  Total           4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                                                  -----           -------        -------        -------        -------

Revenue before gain (loss) from affiliate      $ 2,761,137    $   670,606    $   681,562    $   684,157    $   724,812
Equity in gain (loss) of affiliate                (155,372)       (34,201)      (144,455)        47,463        (24,179)
                                                  --------        -------       --------         ------        -------
Total revenue                                    2,605,765        636,405        537,107        731,620        700,633
Net income                                         909,530        200,745        101,708        312,929        294,148
Preferred dividends                                315,302         76,788         77,952         80,281         80,281
                                                   -------         ------         ------         ------         ------
Net income applicable to common stock          $   594,228    $   123,957    $    23,756    $   232,648    $   213,867
                                               ===========    ===========    ===========    ===========    ===========
Basic earnings per share                       $      1.40    $      0.29    $      0.06    $      0.55    $      0.50
Diluted earnings per share                     $      1.19    $      0.24    $      0.05    $      0.47    $      0.43

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      Equity Compensation Plan Information

                                         Number of securities      Weighted-average        Number of securities
                                           to be issued upon      exercise price of       remaining available for
                                              exercise of        outstanding options,      future issuance under
                                         outstanding options,    warrants and rights     equity compensation plans
                                         warrants and right *                              (excluding securities
                                                                                        reflected in column (a)) *
                                        ---------------------- ----------------------- ----------------------------
                                               Column                 Column                    Column
                                                 (a)                   (b)                        (c)
                                         ---------------------- ----------------------- ----------------------------
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

         * Reflects status of Plan as of December 31, 2004.


(b)      Security Ownership of Certain Non-Management or Non-Affiliate
         -------------------------------------------------------------
         Beneficial Owners
         -----------------

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2004 by each Non-Management or Non-Affiliated Beneficial Owner:

                                      Number of Shares      Percentage of Shares
                                          of Stock                of Stock
                                      Beneficially Owned      Beneficially Owned
                                      ------------------      ------------------

         Name of Beneficial Owner     Common   Preferred     Common    Preferred
         ------------------------     ------   ---------     ------    ---------

         Thomas Morford (1).......     0        16,334         0          7.7%

         _______________________

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

                                                    Number of Shares       Percentage of Shares
                                                        of Stock                 of Stock
                                                   Beneficially Owned       Beneficially Owned

         Name of Beneficial Owner                   Common  Preferred      Common   Preferred
         ------------------------                   ------  ---------      ------   ---------
         Thomas B. Swartz (1)(4) ...............     5,133     1,879         1.2%       *
         Dennis R. Konczal (2)(4) ..............    18,332       984         4.1%       *
         Richard J. Wrensen (3)(4) .............    64,165     3,698        14.5%     1.8%
         Stanley C. Brooks (5) .................         0         0         0          0
         Harvey Blomberg (6) ...................         0         0         0          0
         Donald R. Looper ......................         0         0         0          0
         Jennifer S. Austin ....................         0         0         0          0
         All directors and executive officers
         as a group (7 persons) (7) ............   113,248    10,222        25.6%     4.9%

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

                                            Capital Alliance Income Trust, Ltd.
Dated: March 30, 2005                       A Real Estate Investment Trust

By: /s/Richard J. Wrensen                   By: /s/Thomas B. Swartz
    ---------------------                       -------------------
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