Form 10QSB
period 2005-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2005-05-23
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST

              (Exact name of small business issuer in its charter)

          Delaware                                               94-3240473
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

       100 Pine Street
       Suite 2450
       San Francisco, California                                   94111
--------------------------------                          ----------------------
       (Address of principal executive office)                   (zip code)

                                 (415) 288-9575
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

As of May 2, 2005, the issuer's common shares closed at $13.00 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $3,965,000. At that date approximately 418,000 common shares were outstanding and 305,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.   Yes        No X
                                                    ---       ---

                                TABLE OF CONTENTS



PART I

     ITEM 1          FINANCIAL STATEMENTS                                3-5

                     NOTES TO FINANCIAL STATEMENTS                      6-20

     ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS              21-25

     ITEM 3          CONTROLS AND PROCEDURES                              26

PART II

     OTHER INFORMATION                                                 26-27

     SIGNATURES                                                           28

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                     29

     CERTIFICATION OF FORM 10-QSB                                         30




                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                          March 31,      December 31,
                                                                            2005             2004
                                                                            ----             ----
                                                                         (Unaudited)
    Cash and cash equivalents                                           $    324,416    $    155,462
    Restricted cash                                                           39,575          98,755
    Marketable securities                                                     20,344           1,724
    Accounts receivable                                                    1,046,558         706,461
    Other assets, net                                                         33,250              --
    Due from affiliates                                                          940          23,170
    Notes receivable:
       Warehousing facilities to related parties                                  --              --
       Mortgage notes receivable                                          19,886,959      19,053,474
       Allowance for losses                                                 (185,000)       (175,000)
                                                                        ------------    ------------
          Net notes receivable                                            19,701,959      18,878,474
    Real estate owned                                                        660,000         680,000
    Investments in affiliates                                                     --              --
    Asset held for sale                                                    4,662,987       4,981,303
    Origination costs (net)                                                  236,952         243,899
                                                                        ------------    ------------
    Total assets                                                        $ 26,726,981    $ 25,769,248
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
        Mortgage note holdbacks                                         $     39,575    $     98,755
        Loans payable                                                      9,276,541       8,247,541
        Mortgage payable                                                     551,922         551,922
        Liability of asset held for sale                                   2,650,175       2,521,650
        Due to affiliate                                                      25,215              --
        Other liabilities                                                    425,431         274,210
                                                                        ------------    ------------
    Total liabilities                                                     12,968,859      11,694,078
                                                                        ------------    ------------

    Stockholders' Equity
        Preferred stock, $.01 par value; 430,000 shares authorized;            2,138           2,138
              213,820 shares issued and outstanding at March 31, 2005
              and December 31, 2004
        Additional paid in capital - preferred stock                       5,669,123       5,669,123
              Less treasury stock: 3,176 preferred shares
              at March 31, 2005 and December 31, 2004                        (86,944)        (86,944)

        Common stock, $.01 par value; 1,700,000 shares authorized;             5,001           5,001
              500,032 shares issued and outstanding at March 31, 2005
              and December 31, 2004
        Additional paid in capital - common stock                          9,414,685       9,414,685
          Less treasury stock: 72,000 and 57,707 common shares
          at March 31, 2005 and December 31, 2004                         (1,223,965)     (1,026,861)
        Minority interest in subsidiary                                      (13,033)        (12,593)
        Accumulated other comprehensive income                                   287             287
        Retained earnings                                                     (9,170)        110,334
                                                                        ------------    ------------
    Total stockholders' equity                                            13,758,122      14,075,170
                                                                        ------------    ------------

    Total liabilities and stockholders' equity                          $ 26,726,981    $ 25,769,248
                                                                        ============    ============

                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                        2005         2004
                                                                                        ----         ----
REVENUES
       Interest income                                                               $ 508,766    $ 579,669
       Interest income from affiliates                                                      --       41,622
       Equity in gain (loss) of affiliate                                                   --       90,157
       Other income                                                                      1,861          172
                                                                                     ---------    ---------
           Total revenues                                                              510,627      711,620
                                                                                     ---------    ---------

EXPENSES
       Loan servicing fees to related parties                                          121,983      112,623
       Management fees to related parties                                               59,680       76,231
       Interest expense on loans                                                       160,764       83,332
       Interest expense on loans from related parties                                     --           --
       Provision for loan losses                                                        10,000       24,000
       Taxes                                                                             8,750        5,000
       Amortization                                                                      8,241        8,619
       General and administrative                                                       74,357      101,012
                                                                                     ---------    ---------
             Total expenses                                                            443,775      410,817
                                                                                     ---------    ---------

INCOME FROM CONTINUING OPERATIONS                                                       66,852      300,803

       Operating expenses of real estate owned                                         (11,785)      (3,035)
       (Loss) on real estate owned                                                     (20,000)     (20,000)
       Income from asset held for sale                                                 (17,712)          --
                                                                                     ---------    ---------
             Total loss and income from assets held for sale and real estate owned     (49,497)     (23,035)

NET INCOME                                                                           $  17,355    $ 277,768
                                                                                     =========    =========

PREFERRED DIVIDENDS                                                                  $  93,077    $  76,788
                                                                                     ---------    ---------

NET INCOME AVAILABLE TO COMMON                                                       $ (75,722)   $ 200,980
                                                                                     =========    =========

BASIC EARNINGS PER COMMON SHARE
       BEFORE GAIN ON ASSETS HELD FOR SALE                                           $   (0.06)   $    0.51
       FROM ASSETS HELD FOR SALE                                                         (0.11)       (0.05)
                                                                                     ---------    ---------
       TOTAL EARNINGS PER SHARE                                                      $   (0.17)   $    0.46
                                                                                     =========    =========

DILUTED EARNINGS PER COMMON SHARE
       BEFORE GAIN ON ASSETS HELD FOR SALE                                           $   (0.06)   $    0.43
       FROM ASSETS HELD FOR SALE                                                         (0.11)       (0.04)
                                                                                     ---------    ---------
       TOTAL EARNINGS PER SHARE                                                      $   (0.17)   $    0.39
                                                                                     =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                                                   $    0.44    $    0.36
                                                                                     =========    =========

DIVIDENDS PAID PER COMMON SHARE                                                      $    0.10    $    0.45
                                                                                     =========    =========

                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         2005           2004
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $    17,355    $   277,768
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                        10,000         24,000
        Amortization                                                      8,241          8,619
        Loss on real estate owned                                        20,000         20,000
        Equity in gain (loss) of affiliate                                   --        (90,157)
        (Increase) in accounts receivable                              (340,097)      (125,153)
        (Increase) decrease in other assets                             (15,656)       (11,898)
          (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                           47,445         16,417
        Increase (decrease) in other liabilities                        151,221        (33,403)
                                                                    -----------    -----------
          Net cash (used in) provided by operating activities          (101,491)        86,193

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                     (18,620)            --
      (Increase) decrease in origination costs                            6,947            271
      (Increase) decrease in related party warehousing facilities       402,846        124,222
      Payment of mortgage payable                                            --             --
      (Loss) from asset held for sale                                    17,712             --
      Investments in mortgage notes receivable                       (3,810,000)      (659,000)
      Payments of mortgage notes receivable                           2,976,515      4,271,392
                                                                    -----------    -----------
        Net cash (used in) provided by investing activities            (424,600)     3,736,885

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank loans                                        1,029,000             --
      Payments of bank loans                                                 --     (3,273,436)
      Issuance of common stock                                               --         (1,058)
      Purchase of treasury stock                                       (197,104)        (1,833)
      Sale of treasury stock and exercised options                           --         14,868
      Preferred dividends paid                                          (93,077)       (76,788)
      Common dividends paid                                             (43,774)      (196,057)
                                                                    -----------    -----------
        Net cash provided by (used in) financing activities             695,045     (3,534,304)

NET INCREASE IN CASH AND CASH EQUIVALENTS                               168,954        288,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        155,462      1,038,010
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   324,416    $ 1,326,784
                                                                    ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Cash paid for interest                                        $         -    $    92,106
      Cash paid for taxes                                           $         -    $     2,798

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Foreclosures, net of reserves                                 $         -    $         -
      Assumption of debt on real estate owned                       $         -    $         -
      Common stock provided to exercised options                    $         -    $         -

                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)
1.   Organization
     ------------

     References to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was formed December 12, 1995 as a mortgage investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. The Trust's investment in CAFC, a taxable subsidiary, is consolidated. The Trust holds 100% of the non-voting preferred stock of CAFC with a 99% economic interest in CAFC. CAFC acquires loans for sale, secured by deeds of trust on one-to-four unit residential property as the loans primary collateral.

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

     For the period ended March 31, 2005, CAFC is presented on the Trust's consolidated balance sheet as "Asset held for sale" and the minority interest not owned as "Minority interest in subsidiary" and CAFC's operating results are reported as "Income from asset held for sale" on the Trust's consolidated statement of operations. As of December 31, 2004, CAFC is presented on the Trust's consolidated balance sheet as "Asset held for sale" and the minority interest not owned as "Minority interest in subsidiary" and CAFC's operating results are reported as "Income from asset held for sale" on the Trust's consolidated statement of operations. For the three months ended March 31, 2004, CAFC's operating results are presented as "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's comparable period balance sheets and statements of operations are summarized in Note 10.

     Capital Alliance Advisors, Inc. (the "Manager") originates, services, and sells the Company's loans.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 filed pursuant to 15d-2 on Form 10-KSB with the Securities and Exchange Commission.

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

     Impairment policy. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets, then an impairment loss, measured as the excess, if any, of the net book value of the assets over their fair value is recorded. The Trust has identified CAFC as an "Asset held for sale" within the guidelines Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") (see "Assets held for sale" within Note 2 - below). There were no impairment losses recognized during the three-month period ended March 31, 2005 and 2004.

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

     Stock options. Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December of 2002. This Statement amends Statement of Financial Accounting Standards No.123 ("FAS 123"), "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The alternative methods of transition of FAS 148 follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for stock options to employees. The disclosure provision of FAS 148 is effective for years ending after December 15, 2002. The Company follows APB 25 in accounting for stock options. The disclosure provision of FAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes.

     The 2005 and 2004 calculation of the fair value of the stock-based awards to the Manager and its employees is not applicable because no awards were issued.

     The Trust accounts for stock options under APB 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share have been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive. If the Company had reported net income available to common shareholders, the calculation of diluted earnings per share would have included approximately an additional 38,400 common shares (computed using the treasury stock method) related to the outstanding options and warrants not included above for the period ended March 31, 2004.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)

     The pro forma results of reporting the Company's stock option grants using the fair value method consistent with FAS 123, is presented for the months ended March 31, 2005 and 2004:

                                                                      2005         2004
                                                                      ----         ----
     Net income available to common stock                        $  (75,722)    $ 200,980
     Less: Stock based expense using the fair value method              ---           ---
                                                                 ----------     ---------
     Pro forma net income available to common stock              $  (75,722)    $ 200,980
                                                                 ==========     =========

     Net income per common share:
     Basic:
         As reported                                                 $(0.17)        $0.46
         Pro forma                                                   $(0.17)        $0.46
     Diluted:
         As reported                                                 $(0.17)        $0.39
         Pro forma                                                   $(0.17)        $0.39

     Reclassifications. Certain 2004 amounts may have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

     Assets held for sale. On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of the CAFC Preferred Stock owned by the Trust and concurrently issue a new class of CAFC Preferred Shares within twelve months. The new Preferred Shares will not be issued or available to the Trust for purchase. Therefore, pursuant to FAS 144, the Trust has reported CAFC as an asset held for sale. The Trust does not expect to recognize a loss on the transaction. During the three months ended March 31, 2004, the Trust reported its ownership of CAFC as an investment pursuant to the equity method of accounting as the Trust does not own the voting common shares of CAFC or control CAFC. (See "Recent accounting pronouncements" within Note 2 - below.) CAFC's March 31, 2005 and 2004 financial statements are reported in Note 10.

     Recent accounting pronouncements. In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company will be required to adopt FAS 123(R) beginning on January 1, 2006. The adoption of FAS 123(R) is not expected to have a material effect on the Company's financial position and results of operations.

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

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of March 31, 2005 and December 31, 2004, the Trust advanced to CAFC $1,012,641 and $1,415,487, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of March 31, 2005 and 2004, the applicable interest rate was 8.75% and 7.00% respectively. During the three months ended March 31, 2005 and 2004, the Trust earned interest in the amount of $25,836 and $41,622, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of March 31, 2005 and December 31, 2004, CRF owed the Trust $0. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 during the three months ended March 31, 2005 and 2004, respectively. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of March 31, 2005 and December 31, 2004, the Trust had no borrowings from CRF.

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

     A reconciliation of the Trust's mortgage notes receivable follows:

                                            Three months ended    Twelve months ended
                                              March 31, 2005       December 31, 2004
                                              --------------       -----------------
     Balance, beginning of period               $ 19,053,474         $ 20,556,488
     Additions during period:
         New mortgage loans                        3,810,000           13,973,068
     Deductions during period:
         Collections of principal                 (2,976,515)         (15,214,076)
         Foreclosures, net of reserve                    ---             (168,078)
         Write off of uncollectible loans                ---              (93,928)
                                                ------------         ------------
     Balance, end of period                     $ 19,886,959         $ 19,053,474
                                                ============         ============

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

8.   Allowance for loan losses
     -------------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $185,000 and $175,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of March 31, 2005 and December 31, 2004, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                               Three months ended    Twelve months ended
                                                 March 31, 2005       December 31, 2004
                                                 --------------       -----------------
     Balance, beginning of period                 $ 175,000             $  206,000
     Provision for loan loss                         10,000                 84,000
     Write off of uncollectible loans                   ---                (93,928)
     Disposal costs of uncollectible loans
                                                        ---                (21,072)
                                                  ---------             ----------
     Balance, end of period                       $ 185,000             $  175,000
                                                  =========             ==========

9.   Real estate owned
     -----------------

     As of December 31, 2004, the Trust owned one property. During the three months ended March 31, 2005, the Trust neither sold nor foreclosed on property. As of March 31, 2005, the Trust owned one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                              Three months ended     Twelve months ended
                                                                March 31, 2005        December 31, 2004
                                                                --------------        -----------------
     Balance, beginning of period                                $  680,000             $  415,000
     Foreclosed mortgage notes, net of reserve (non-cash)               ---                168,078
     Assumption of senior debt                                          ---                551,922
     Accrued interest capitalized (non-cash)                            ---               (102,800)
     Gain (loss) on sale or writedown (non-cash)                    (20,000)                (2,604)
                                                                 ----------              ---------
                                                                    660,000              1,029,596
     Less: Proceeds from sale of real estate owned (net of
     closing costs of $0 and $30,418 in 2005 and 2004,                  ---               (349,596)
     respectively)                                               ----------             ----------

    Balance, end of period                                       $  660,000             $  680,000
                                                                 ==========             ==========

10.  Asset held for sale
     -------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     On April 11, 1997, the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. During the three months ended March 31, 2004, the Trust accounted for its investment in CAFC under the equity method of accounting.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                   As of March 31, 2005 and December 31, 2004

                                                                    March 31,     December 31,
                                                                      2005           2004
                                                                      ----           ----
ASSETS
        Cash and cash equivalents                                 $   256,048    $   156,592
        Accounts receivable                                            87,072        134,971
        Notes receivable:
             Mortgage notes receivable                              4,326,370      4,674,462
             Allowance for loan losses                                (47,891)       (40,000)
                                                                  -----------    -----------
             Net notes receivable                                   4,278,479      4,634,462
        Due from affiliate                                             20,625         30,908
        Investment in affiliate                                         5,000          5,000
        Other assets                                                   15,763         19,370
                                                                  -----------    -----------
        Total assets                                              $ 4,662,987    $ 4,981,303
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Liabilities
             Warehousing facilities                               $ 2,549,199    $ 2,418,858
             Warehousing facilities from related parties            1,012,641      1,415,487
             Due to affiliates                                             --         30,176
             Accrued interest                                           5,977          6,644
             Other liabilities                                         94,999         65,974
                                                                  -----------    -----------
        Total liabilities                                           3,662,816      3,937,139

        Stockholders' equity
             Preferred shares, no par value, 2,000 shares                  --             --
                authorized, 2,000 shares issued and outstanding
             Common shares, no par value, 1,000 shares                     --             --
                authorized, 1,000 shares issued and outstanding
             Additional paid in capital                             1,990,056      1,990,056
             Accumulated deficit                                     (989,885)      (945,892)
                                                                  -----------    -----------
        Total stockholders' equity                                  1,000,171      1,044,164
                                                                  -----------    -----------

        Total liabilities and stockholders' equity                $ 4,662,987    $ 4,981,303
                                                                  ===========    ===========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                                        March 31,
                                                                    2005         2004
                                                                    ----         ----
REVENUES
          Interest income                                        $  99,508    $ 197,757
          Loan origination income                                  180,661      161,132
          Service release premium                                   40,551       25,695
          Other income                                              15,492           --
                                                                 ---------    ---------
               Total revenues                                      336,212      384,584

EXPENSES

          Management fees to related party                          26,773       18,642
          Interest expense on warehousing facilities                49,658      120,698
          Interest expense on related party warehouse facility      25,836       41,904
          Loan origination costs                                    39,139       63,244
          Provision for loan losses                                  7,891        1,500
          Wages and salaries                                       143,042      136,678
          Taxes                                                      2,123        8,261
          General and administrative                                85,738       64,799
                                                                 ---------    ---------
               Total expenses                                      380,200      455,726
                                                                 ---------    ---------

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE OWNED                   $ (43,988)   $ (71,142)
          Operating expenses of real estate owned                       --          (94)
          Gain (loss) on sale of real estate owned                      --      162,304
                                                                 ---------    ---------

NET INCOME (LOSS)                                                $ (43,988)   $  91,068
                                                                 =========    =========

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

     A reconciliation of the mortgage notes receivable follows:


                                      Three months ended     Twelve months ended
                                       March 31, 2005         December 31, 2004
                                       --------------         -----------------

     Balance, beginning of period         $ 4,674,462            $ 7,383,040
     Additions during period:
         Originations                      14,311,350             52,426,211
           Transferred from Trust                                  2,014,649
     Deductions during period:
         Repayments                          (747,714)            (3,801,481)
         Sales                            (13,911,728)           (53,324,127)
         Foreclosures                             ---                    ---
         Write offs                               ---                (23,830)
                                          -----------            -----------
     Balance, end of period               $ 4,326,370            $ 4,674,462
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

     Loan loss reserve
     -----------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $47,891 and $40,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of March 31, 2005 and December 31, 2004, respectively. CAFC's actual losses may differ from the estimate.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Investment in affiliates (continued)
     ------------------------------------

     Allowance for loan losses (continued)
     -------------------------------------

     A reconciliation of the allowance for losses follows:

                                         Three months ended  Twelve months ended
                                           March 31, 2005     December 31, 2004
                                           --------------     -----------------

     Balance, beginning of period            $ 40,000             $ 100,000
     Provision for loan loss                    7,891               (36,170)
     Write off of uncollectible balances          ---               (23,830)
                                             --------             ---------
     Balance, end of period                  $ 47,891             $  40,000
                                             ========             =========

     Real estate owned
     -----------------

     As of January 1, 2004, CAFC held two properties with a book value of $971,617. During 2004, CAFC sold two properties for a gain of $171,206. No new properties were acquired by purchase or foreclosure. Net proceeds from the sale were $1,142,823. As of December 31, 2004, CAFC held zero properties as real estate owned. During the three months ending March 31, 2005, no properties were acquired.

     A reconciliation of real estate owned follows:

                                       Three months ended    Twelve months ended
                                         March 31, 2005       December 31, 2004
                                         --------------       -----------------

     Balance, beginning of period        $    ---                $  971,617
     Properties purchased                     ---                       ---
     Foreclosures                             ---                       ---
     Assumptions of senior debt               ---                       ---
     Additions                                ---                    43,644
     Real estate sold                         ---                (1,015,261)
     Property written down
                                              ---                       ---
                                         --------                ----------
     Balance, end of period              $    ---                $      ---
                                         ========                ==========

     Warehousing facilities
     ----------------------

     As of March 31, 2005 and December 31, 2004, CAFC had borrowed $1,315,895 and $976,400 respectively under a $6,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% with a floor of 6.00%. As of March 31, 2005 and December 31, 2004, the Prime rate was 5.75% and 5.25%, respectively. Interest is payable monthly with $3,913 and $2,358 accrued and payable as of March 31, 2005 and December 31, 2004, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of March 31, 2005 and December 31, 2004, CAFC had borrowed $0 and $0, respectively, under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime with a floor of 5.25%. As of March 31, 2005 and December 31, 2004, the Prime rate was 5.75% and 5.25%, respectively. Interest is payable monthly. As March 31, 2005 and December 31, 2004, the there was no outstanding balance or accrued interest. The facility is cancelable by either party upon 30 days written notice.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Asset held for sale (continued)
     --------------------------------

     As of March 31, 2005 and December 31, 2004, CAFC had borrowed $1,233,304 and $1,442,458 under a funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at a 9.5% interest rate. Interest is payable monthly with $2,064 and $4,286 accrued and payable as of March 31, 2005 and December 31, 2004, respectively. The facility is cancelable by either party upon 30 days written notice.

     On June 30, 2004, CAFC entered into a $25,000,000 warehouse facility. Per the Tri-Party Financing and Indemnification Agreement dated August 26, 2004 between CAFC, the Trust, and Calliance Realty Fund, LLC, the warehouse facility is shared by the Trust and Calliance Realty Fund, LLC, both related entities (collectively "Related Entities") to CAFC. The facility is in CAFC's name, however, CAFC is not held liable for the borrowings of the Related Entities. As of March 31, 2005, the facility had a balance of $13,050,841, and CAFC was liable for $0.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions
     --------------------------

     The Manager earns an administration fee up to 25 basis points on home loans funded for the benefit of CAFC and reimbursed for specific direct expenses as defined in the First Amended Residential Mortgage Loan Services Agreement. As of March 31, 2005 and 2004, CAFC has expensed $26,773 and $18,642, respectively.

     CAFC received an advance of $1,012,641 and $1,415,487 under a warehouse line of credit from the Trust, as of March 31, 2005 and December 31, 2004, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of March 31, 2005 and December 31, 2004 was the Prime Rate plus 3.00%. CAFC expensed interest of $25,836 and $41,622 as of March 31, 2005 and 2004, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of March 31, 2005, CAFC had a receivable of $18,956 from the Manager and a receivable of $1,669 from CRF. As of December 31, 2004, CAFC had a receivable of $30,908 from the Manager and a payable of $30,176 to the Trust. These accounts are shown on the balance sheet as part of Due to affiliates and Due from affiliates, respectively. No interest is charged on these accounts.

     During the first three months of 2005 and 2004, CAFC sold $3,810,000 and $659,000, respectively, in loans to the Trust, at par value.

11.  Loans payable
     -------------

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime Rate plus 4.0%. Through a tri-party agreement among CAFC, CRF, and the Trust, both CRF and the Trust are able to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss inure to either CRF or the Trust. As of March 31, 2005, the outstanding balance assigned to the Trust was $9,276,541.

     The Trust has financed a portion of its treasury stock repurchases in 2004 by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at a rate that has historically approximated the broker call rate (4.0% as of December 31, 2004) plus 1.50%. Margin debt is callable at the discretion of the investment bank and subject to their assessment of the value of the collateral. As of March 31, 2005 and December 31, 2004, the Trust owed $0 in margin debt.

     The above lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

12.  Mortgage payable
     ----------------

     The Trust foreclosed on a property in 2004 and assumed a mortgage note payable in the amount of $551,922 with an annual interest rate of 10% with a monthly principal and interest payment of $5,520. The principal balance as of March 31, 2005 and December 31, 2004 was $551,922.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and the Company. The management fee paid by the Trust to the Manager was $58,180 and $57,747, for the three-month period ended March 31, 2005 and 2004, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $1,500 and $4,000 in REO management fees for the three-month period ended March 31, 2005 and 2004, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three-month period ended March 31, 2005 and 2004 was $0 and $14,484, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2004, the Trust capitalized 32.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee is expensed as the portion attributed for servicing. As of March 31, 2005, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three-month period ended March 31, 2005 and 2004, the Trust expensed loan origination and servicing fees of $121,983 and $112,623, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of March 31, 2005, the Trust had a net payable of $24,275 to the Manager and $0 was due to CAFC and CRF. As of December 31, 2004, the Trust had a receivable of $23,170 from the Manager and $0 was due to CAFC and CRF. No interest is charged on these inter-company accounts.

     As described in Note 6, as of March 31, 2005 and December 31, 2004, the Trust advanced to the CAFC $1,012,641 and $1,415,487, respectively. During the three months ended March 31, 2005 and 2004, the Trust earned interest in the amount of $25,836 and $41,622, respectively, of which $0 was outstanding as of March 31, 2005 and December 31, 2004.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

15.  Common stock options (continued)
     --------------------------------

     The activity in the Plan for the three months ended March 31, 2005 and the twelve months ended December 31, 2004 follows:
                                                                Weighted average
                                                Options          exercise price
                                                -------          --------------
      Outstanding at January 1, 2004            183,700              $10.60
                     Granted                        ---                 ---
                     Exercised                  (10,105)               9.40
                     Forfeited                      ---                 ---
                                                -------              ------
      Outstanding at December 31, 2004          173,595              $10.67
                                                -------              ------
                     Granted                        ---                 ---
                     Exercised                      ---                 ---
                     Forfeited                      ---                 ---
                                                -------              ------
      Outstanding at March 31, 2005             173,595              $10.67
                                                =======              ======
      Outstanding options exercisable as of
                    January 1, 2004             183,700             $ 10.60
                     December 31, 2004          173,595               10.67
                     March 31, 2005             173,595               10.67

     All the Plan's stock options have been granted and the unexercised stock options are 100% vested.

     The following table summarizes information with respect to stock options outstanding at March 31, 2005:

                                                  Options outstanding
                                  -------------------------------------------------------
     Range of exercise prices                     Weighted-average
                                  Number of     remaining contractual   Weighted- average
                                   shares           life (years)          exercise price
                                  -------------------------------------------------------
        $9.00 - $9.06              109,845             5.35                 $  9.03
        $13.50                      63,750             4.00                   13.50
                                   -------             ----                 -------
                                   173,595             4.85                 $ 10.67
                                   =======             ====                 =======

16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three-month period ended March 31, 2005 and 2004:

                                                                2005            2004
                                                                ----            ----
     Numerator:
     Net income                                              $  17,355       $ 277,768
     Preferred dividends attributable to income                (93,077)        (76,788)
                                                             ---------       ---------
     Numerator for basic and diluted Earnings per share
         income available to common stockholders             $ (75,722)      $ 200,980
                                                             =========       =========
     Denominator:
         Basic weighted average shares                         438,343         435,469
         Dilutive effect of options                                  0          82,757
                                                             ---------       ---------
         Diluted weighted average shares                       438,343         518,226
                                                             =========       =========
     Basic earnings per common share                         $   (0.17)      $    0.46
                                                             =========       =========
     Diluted earnings per common share                       $   (0.17)      $    0.39
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

Management's discussion and analysis of the results of operations for the three months ended March 31, 2005 and 2004 follows:

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

Since the pending transfer of the Trust's interest in CAFC satisfies the disposal criteria of FAS 144, the Trust's interest in CAFC's net income is presented as a non-revenue line item in the Trust's March 31, 2005 consolidated statement of operations and CAFC's assets are reported in the Trust's December 31, 2004 and March 31, 2005 consolidated balance sheet as an asset held for sale.

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

Management has discussed the Company's critical accounting policies and the development, selection and disclosure of the estimates and alternatives with the Audit Committee of the Board of Directors.

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

Loan Origination and Loan Servicing. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers, making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults and performing other administrative duties. All or a portion of the aforementioned servicing responsibilities may be subcontracted by the Manager.

Commitments and Contingencies. As of March 31, 2005, the Trust's loan portfolio included 60 loans totaling $19,886,959 of which seven loans totaling $2,088,354 representing 10% of the loan portfolio were delinquent over two payments. After adjusting the March 31, 2005 delinquent balances for payments, the delinquencies in excess of two payments are still seven loans totaling $2,088,354 or 10% of the loan portfolio. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $185,000, if it is necessary to foreclose upon the mortgage loans.

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

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2005 and March 31, 2004.

        Maximum Other                                       Amount of Commitment Expiration Per Period
         Commercial                Total         ---------------------------------------------------------------
       Commitments (a)            Amounts          Less than         1 - 3             4 - 5           After 5
    as of March 31, 2005          Committed         1 year           years             years            years
---------------------------------------------------------------------------------------------------------------
Lines of Credit (b)              $9,276,541           0            $9,276,541            0                0

Standby Repurchase                  (c)               0                0                 0                0
Obligations

Total Commercial Commitments     $9,276,541           0            $9,276,541            0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of March 31, 2005 due in 1-3 years were $9,276,541.

(c) The Mortgage Conduit Business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2005 and 2004. Revenues for the first quarter decreased to $510,627 as compared to $711,620 for the same period in the prior year. The decrease in revenue, during the first three months of 2005 was due to a reduction of $41,622 in interest income from affiliate and a reduction in equity in gain of affiliate of $90,157, as CAFC is being reported as an asset held for sale. CAIT's lower yielding portfolio provided less interest revenue of $70,903.

Expenses for the first quarter 2005 increased to $443,775 as compared to $410,817 for the same period in the prior year. The increased expenses during the first three months of 2005 were primarily due to increased interest expenses of $77,432 and partially offset by reduced general and administrative costs of $26,655.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, CAFC obtained a three year $25,000,000 funding facility. Pursuant to a tri-party agreement among CAFC, CRF, and the Trust, the Trust can use this funding facility. All benefits and costs of ownership and financing of the Trust's loans will inure to the Trust.

Management believes that the cash flow from the payment of mortgage notes receivable, existing bank loan facilities, and additional lines of credit anticipated to be acquired during 2005 will be sufficient to meet the liquidity needs of the Trust's businesses for the next twelve months.

Three months ended March 31, 2005 and 2004. As of January 1, 2005 and 2004, the Trust had $155,462 and $1,038,010 of cash and cash equivalents, respectively. During each three month period, cash and cash equivalents increased by $168,954 and $288,774, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2004 and 2003 were $324,416 and $1,326,784.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in and provided by operating activities during the three months ended March 31, 2005 and 2004 was $101,491 and $86,193, respectively. During the first three months of 2005, net income provided $17,355, an increase in due from affiliates provided $47,445, an increase in other liabilities provided $151,221, and an increase in accounts receivable used $340,097. During the first three months of 2004, net income provided $277,768, equity in gain of affiliate used $90,157 and an increase in accounts receivable used $125,153.

Net cash used in and provided by investing activities for the three months ended March 31, 2005 and 2004 was $424,600 and $3,736,885, respectively. During the first three months of 2005, a net increase in mortgage notes receivable used $833,485 and a decrease in related party warehousing facilities provided $402,846. During the first three months of 2004, a net decrease in mortgage notes receivable provided $3,612,392 and a decrease in warehousing facilities to related parties provided $124,222.

Net cash provided by and used in financing activities during the three months ended March 31, 2005 and 2004 was $695,045 and $3,534,304, respectively. During 2005, borrowings provided cash of $1,029,000, while dividends and treasury stock purchases reduced cash by $136,851 and $197,104, respectively. During the first three months of 2004, payments of bank loans used cash of $3,274,494 and dividends reduced cash by $272,845.

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

Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the March 31, 2005 balance sheet of the lower of cost or market.

As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Trust's assets are decreased, the market value of the Trust's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Trust's assets is increased, the market value of the Trust's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the United States Prime Rate can affect the Trust's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over the daily Prime Rate. As the Prime Rate increases or decreases, the Company's interest expense will move in the same direction.

On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (40 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the allowance for losses in the Trust's portfolio would reduce first quarter 2005 GAAP income available to common shareholders by $185,000.

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (40 months). CAFC's assets and liabilities are significantly shorter. The majority of CAFC's assets is presold at origination for delivery within 60 days and is financed with a repurchase facility that provides up to 60 days of financing.

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

CAFC's assets are a fluctuating mix of fixed and variable rate mortgages. At origination, the disposition of these loans is identified and their secondary market sales pricing is usually predetermined. Given this relationship, CAFC's interest rate sensitivity is neutral if secondary market purchase commitments are honored.

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

ITEM 2    CHANGES IN SECURITIES

     14,293 common shares were purchased for treasury stock during the three month period ended March 31, 2005.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarterly period ended March 31, 2005.

ITEM 5    OTHER INFORMATION

     Press release, Exhibit "A" attached hereto and incorporated herein, dated January 31, 2005 announcing the 1st Quarter 2005 Common Share Dividend.

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

(b)      Reports on Form 8-K.
         -------------------

         Form 8-K was filed on April 5, 2005 due to the press release of March 31, 2005 regarding the operating results for the three and twelve months ended December 31, 2004;

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated: May 13, 2005

                            /s/Thomas B. Swartz
                            -------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer

                            /s/Richard J. Wrensen
                            ---------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President

                                  CERTIFICATION


     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: May 13, 2005

                           /s/Thomas B. Swartz
                           -------------------
                           Thomas B. Swartz
                           Chairman and Chief Executive Officer

                           /s/Richard J. Wrensen
                           ---------------------
                           Richard J. Wrensen
                           Chief Financial Officer and Executive Vice President

                           /s/Dennis R. Konczal
                           --------------------
                           Dennis R. Konczal
                           President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                          PERIOD ENDING MARCH 31, 2005

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated May 13, 2005 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: May 13, 2005
                          /s/Thomas B. Swartz
                          -------------------
                          Thomas B. Swartz
                          Chairman and Chief Executive Officer

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