Form 10QSB
period 2005-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2005-08-19
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2005

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------

              (Exact name of small business issuer in its charter)

          Delaware                                             94-3240473
--------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

    100 Pine Street
    Suite 2450
    San Francisco, California                                    94111
-------------------------------------------              ---------------------
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

As of August 8, 2005, the issuer's common shares closed at $9.34 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $3,866,760. At that date approximately 414,000 common shares were outstanding and 300,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.   Yes             No  X
                                                    -----          -----

                                TABLE OF CONTENTS



PART I

     ITEM 1    FINANCIAL STATEMENTS                                         3-5

               NOTES TO FINANCIAL STATEMENTS                               6-19

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS                       20-25

     ITEM 3    CONTROLS AND PROCEDURES                                       25

PART II

     OTHER INFORMATION                                                    25-26

     SIGNATURES                                                              27

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                        28

     CERTIFICATION OF FORM 10-QSB                                            29








                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                          June 30,      December 31,
                                                                            2005            2004
                                                                          --------      ------------
                                                                        (Unaudited)
ASSETS
    Cash and cash equivalents                                          $  1,112,243    $    155,462
    Restricted cash                                                         246,702          98,755
    Marketable securities                                                    20,344           1,724
    Accounts receivable                                                   1,191,909         706,461
    Other assets, net                                                        14,780              --
    Due from affiliates                                                     266,170          23,170
    Mortgage notes receivable                                            22,388,596      19,053,474
    Allowance for losses                                                   (225,000)       (175,000)
                                                                       ------------    ------------
       Net mortgage notes receivable                                     22,163,596      18,878,474
    Real estate owned                                                            --         680,000
    Asset held for sale                                                   6,883,171       4,981,303
    Origination costs (net)                                                 215,546         243,899
                                                                       ------------    ------------
    Total assets                                                       $ 32,114,461    $ 25,769,248
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
        Mortgage note holdbacks                                        $    246,702    $     98,755
        Loans payable                                                    13,778,559       8,247,541
        Mortgage payable                                                       --           551,922
        Liability of asset held for sale                                  4,550,418       2,521,650
        Due to affiliate                                                     11,905            --
        Other liabilities                                                    68,326         274,210
                                                                       ------------    ------------
    Total liabilities                                                    18,655,910      11,694,078
                                                                       ------------    ------------

    Minority interest in subsidiary                                         (13,394)        (12,593)

    Stockholders' Equity
        Preferred stock, $.01 par value; 430,000 shares authorized;           2,138           2,138
              213,820 shares issued and outstanding at June 30, 2005
              and December 31, 2004
        Additional paid in capital - preferred stock                      5,597,580       5,669,123
              Less treasury stock: 3,176 preferred shares
              at June 30, 2005 and December 31, 2004                        (86,944)        (86,944)

        Common stock, $.01 par value; 1,700,000 shares authorized;            5,001           5,001
              500,032 shares issued and outstanding at June 30, 2005
              and December 31, 2004
        Additional paid in capital - common stock                         9,370,911       9,414,685
          Less treasury stock: 86,900 and 57,707 common shares
          at June 30, 2005 and December 31, 2004                         (1,417,028)     (1,026,861)
        Accumulated other comprehensive income                                  287             287
        Retained earnings                                                        --         110,334
                                                                       ------------    ------------
    Total stockholders' equity                                           13,458,551      14,075,170
                                                                       ------------    ------------

    Total liabilities and stockholders' equity                         $ 32,114,461    $ 25,769,248
                                                                       ============    ============

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                  2005           2004           2005           2004
                                                                  ----           ----           ----           ----
REVENUES
       Interest income                                        $   579,458    $   466,909    $ 1,088,224    $ 1,046,578
       Interest income from affiliates                                 --         42,815             --         84,437
       Equity in gain (loss) of affiliate                              --         (9,310)            --         80,847
       Other income                                                28,620           (106)        30,481             66
                                                              -----------    -----------    -----------    -----------
           Total revenues                                         608,078        500,308      1,118,705      1,211,928
                                                              -----------    -----------    -----------    -----------

EXPENSES
       Loan servicing fees to related parties                     151,456        120,724        273,439        233,346
       Management fees to related parties                          66,278         51,823        125,958        128,055
       Interest expense on loans                                  246,704         45,877        407,468        129,209
       Provision for loan losses                                   40,000        (20,000)        50,000          4,000
       Taxes                                                        8,775          5,000         17,525         10,000
       Amortization                                                12,175          6,562         20,416         15,180
       General and administrative                                  77,900         57,720        152,257        158,733
                                                              -----------    -----------    -----------    -----------
             Total expenses                                       603,288        267,706      1,047,063        678,523
                                                              -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS                                   4,790        232,602         71,642        533,405

       Operating (expenses) of real estate owned                  (12,115)        (2,463)       (23,900)        (5,498)
       (Loss) on real estate owned                                (62,084)       (15,000)       (82,084)       (35,000)
       Income from asset held for sale                             29,572             --         11,860             --
                                                              -----------    -----------    -----------    -----------
       Total loss from assets held for sale and real estate
              owned                                               (44,627)       (17,463)       (94,124)       (40,498)

NET INCOME (LOSS)                                             $   (39,837)   $   215,139    $   (22,482)   $   492,907
                                                              ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                           $    66,318    $    76,788    $   159,395    $   153,577
                                                              -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON                         $  (106,155)   $   138,351    $  (181,877)   $   339,330
                                                              ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE
       BEFORE ASSETS HELD FOR SALE                            $     (0.14)   $      0.35    $     (0.20)   $      0.87
       FROM ASSETS HELD FOR SALE                                    (0.10)         (0.03)         (0.21)         (0.09)
                                                              -----------    -----------    -----------    -----------
       TOTAL EARNINGS PER SHARE                               $     (0.24)   $      0.32    $     (0.41)   $      0.78
                                                              ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE
       BEFORE ASSETS HELD FOR SALE                            $     (0.14)   $      0.30    $     (0.20)   $      0.74
       FROM ASSETS HELD FOR SALE                                    (0.10)         (0.03)         (0.21)         (0.09)
                                                              -----------    -----------    -----------    -----------
       TOTAL EARNINGS PER SHARE                               $     (0.24)   $      0.27    $     (0.41)   $      0.65
                                                              ===========    ===========    ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                            $      0.31    $      0.36    $      0.76    $      0.73
                                                              ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                               $        --    $      0.45    $      0.10    $      0.90
                                                              ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                               2005           2004
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $   (22,482)   $   492,907
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provision for loan losses                                               50,000          4,000
        Amortization                                                            20,416         15,180
        Loss on real estate owned                                               82,084         35,000
        Equity in gain (loss) of affiliate                                          --        (80,847)
        (Increase) decrease in accounts receivable                            (485,448)       205,494
        (Increase) decrease in other assets                                    (62,333)      (331,785)
          (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                                (231,095)      (149,359)
        Increase (decrease) in other liabilities                              (205,884)       (58,332)
                                                                           -----------    -----------
          Net cash (used in) provided by operating activities                 (854,742)       132,258

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                            (18,620)         5,367
      Decrease in origination costs                                             28,353         29,299
      Decrease in related party warehousing facilities                          83,012         38,391
      Decrease in real estate owned                                            680,000             --
      Payment of mortgage payable                                             (551,922)            --
      (Income) from asset held for sale                                        (11,860)            --
      Investments in mortgage notes receivable                              (9,491,000)    (2,861,875)
      Payments of mortgage notes receivable                                  6,155,878      9,437,767
                                                                           -----------    -----------
        Net cash (used in) provided by investing activities                 (3,126,159)     6,648,949

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from loans payable                                            5,531,018             --
      Payments of loans payable                                                     --     (6,803,149)
      Issuance of common stock                                                      --         (1,058)
      Purchase of treasury stock                                              (390,167)        (1,833)
      Sale of treasury stock and exercised options                                  --         15,178
      Preferred dividends paid                                                (159,395)      (153,577)
      Common dividends paid                                                    (43,774)      (392,249)
                                                                           -----------    -----------
        Net cash provided by (used in) financing activities                  4,937,682     (7,336,688)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           956,781       (555,481)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               155,462      1,038,010
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,112,243    $   482,529
                                                                           ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
      Cash paid for interest                                               $         6    $   149,715
      Cash paid for taxes                                                  $    19,842    $     8,223

                 See accompanying notes to financial statments.

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

     For the six months ended June 30, 2005, CAFC is presented on the Trust's consolidated balance sheet as "Asset held for sale" and the minority interest not owned by the Trust as "Minority interest in subsidiary". For the three and six months ended June 30, 2005, CAFC's operating results are reported as "Income from asset held for sale" on the Trust's consolidated statement of operations. As of December 31, 2004, CAFC is presented on the Trust's consolidated balance sheet as "Asset held for sale" and the minority interest not owned as "Minority interest in subsidiary" and CAFC's operating results are reported as "Income from asset held for sale" (after eliminations) on the Trust's consolidated statement of operations. For the three and six months ended June 30, 2004, CAFC's operating results are presented as "Equity in gain (loss) of affiliates" in the Trust's statement of operations. CAFC's comparable period balance sheets and statements of operations are summarized in Note 10.

     Capital Alliance Advisors, Inc. (the "Manager") is responsible for originating, servicing, and selling the Company's loans.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 filed pursuant to 15d-2 on Form 10-KSB with the Securities and Exchange Commission.

     Basis of presentation. The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K filed for the year ending December 31, 2004.

     Basis of accounting. The Company prepares its financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America. The Company's year-end for tax and financial reporting purposes is December 31. FIN 46(R) requires the consolidation of CAFC into the Trust's financial statements as of December 31, 2004. Pursuant to the reporting requirement of FAS 144, CAFC's consolidation is reported as "Asset held for sale" and "Minority interest in subsidiary" on the Trust's balance sheet and as "Income from asset held for sale" on the Trust's statement of operating results. Income from asset held for sale is presented (after eliminations) on the Trust's operating revenues.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Impairment policy. The impairment of long-lived assets is assessed when events or changes in circumstances indicate that the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. If this occurs, an impairment loss measured as the excess of the net book value of the assets over their fair value is recorded. The Trust has identified CAFC as an "Asset held for sale" within the guidelines Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") (see "Assets held for sale" within Note 2 - below). There were no impairment losses recognized during the six-month period ended June 30, 2005 and 2004.

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

     The Trust accounts for stock options under APB 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share have been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive. If the Company had reported net income available to common shareholders, the calculation of diluted earnings per share would have included approximately an additional 30,858 and 33,913 common shares (computed using the treasury stock method) related to the outstanding options and warrants not included above for the three and six months ended June 30, 2005, respectively.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------

     The pro forma results of reporting the Company's stock option grants using the fair value method consistent with FAS 123, is presented for the three and six months ended June 30, 2005 and 2004:

                                                         Three months ended            Six months ended
                                                             June 30                      June 30
                                                       2005           2004          2005           2004
                                                       ----           ----          ----           ----
     Net income (loss) available to common stock   $  (106,155)   $   138,351   $  (181,877)   $   339,330
     Less: Stock based expense
          using the fair value method                       --             --            --             --
                                                   -----------    -----------   -----------    -----------
     Pro forma net income (loss) available to
          common stock                             $  (106,155)   $   138,351   $  (181,877)   $   339,330
                                                   ===========    ===========   -----------    ===========
     Net income (loss) per common share:
     Basic:
          As reported                              $     (0.24)   $      0.32   $     (0.41)   $      0.78
          Pro forma                                $     (0.24)   $      0.32   $     (0.41)   $      0.78
     Diluted:
          As reported                              $     (0.24)   $      0.27   $     (0.41)   $      0.65
          Pro forma                                $     (0.24)   $      0.27   $     (0.41)   $      0.65

     Reclassifications. Certain 2004 amounts may have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

     Assets held for sale. On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of the CAFC Preferred Stock owned by the Trust and concurrently issue a new class of CAFC Preferred Shares within twelve months. The new Preferred Shares will not be issued to the Trust. Therefore, pursuant to FAS 144, the Trust has reported CAFC as an asset held for sale. The Trust does not expect to recognize a loss on the transaction. During the six months ended June 30, 2004, the Trust reported its ownership of CAFC as an investment pursuant to the equity method of accounting as the Trust does not own the voting common shares of CAFC or control CAFC. (See "Recent accounting pronouncements" within Note 2 - below.) CAFC's June 30, 2005 and 2004 financial statements are reported in Note 10.

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

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of June 30, 2005 and December 31, 2004, the Trust advanced to CAFC $1,332,475 and $1,415,487, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of June 30, 2005 and 2004, the applicable interest rate was 9.25% and 7.00% respectively. During the three and six months ended June 30, 2005 and 2004, the Trust earned interest in the amount of $29,911 and $42,816 and of $55,747 and $84,437, respectively.

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

     A reconciliation of the Trust's mortgage notes receivable follows:

                                           Six months ended  Twelve months ended
                                            June 30, 2005     December 31, 2004
                                            -------------     -----------------

     Balance, beginning of period            $ 19,053,474        $ 20,556,488
     Additions during period:
         New mortgage loans                     9,491,000          13,973,068
     Deductions during period:
         Collections of principal              (6,155,878)        (15,214,076)
         Foreclosures, net of reserve                 ---            (168,078)
         Write off of uncollectible loans             ---             (93,928)
                                             ------------        ------------
     Balance, end of period                  $ 22,388,596        $ 19,053,474
                                             ============        ============

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

8.   Allowance for loan losses
     -------------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $255,000 and $175,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of June 30, 2005 and December 31, 2004, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                           Six months ended  Twelve months ended
                                             June 30, 2005     December 31, 2004
                                             -------------     -----------------

     Balance, beginning of period                $  175,000       $  206,000
     Provision for loan loss                         50,000           84,000
     Write off of uncollectible loans                   ---          (93,928)
     Disposal costs of uncollectible loans              ---          (21,072)
                                                 ----------       ----------
     Balance, end of period                      $  225,000       $  175,000
                                                 ==========       ==========

9.   Real estate owned
     -----------------

     As of December 31, 2004, the Trust owned one property. During the six months ended June 30, 2005, the Trust sold the one property. As of June 30, 2005, the Trust had no property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                           Six months ended     Twelve months ended
                                                             June 30, 2005       December 31, 2004
                                                           ----------------     -------------------
     Balance, beginning of period                             $ 680,000            $  415,000
     Foreclosed mortgage notes, net of reserve (non-cash)           ---               168,078
     Assumption of senior debt                                 (551,922)              551,922
     Accrued interest capitalized (non-cash)                        ---              (102,800)
     Gain (loss) on sale or writedown (non-cash)                (82,084)               (2,604)
                                                              ---------            ----------
                                                                 45,944             1,029,596
     Less: Proceeds from sale of real estate owned
     (net of closing costs of $47,038 and $30,418               (45,944)             (349,596)
                                                              ---------            ----------
     in 2005 and 2004, respectively)
     Balance, end of period                                   $     ---            $  680,000
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

     On November 11, 2004, the Manager notified the Trust of its intention to retire 100% of CAFC's preferred stock owned by the Trust and concurrently issue a new class of CAFC preferred stock. The new preferred shares will not be issued to the Trust. This transaction is expected to close within 12 months without a loss on sale to the Trust. Therefore, the FIN 46(R) consolidation of CAFC into the Trust and the Trust's economic interest in CAFC are presented pursuant to FAS 144 as an asset held for sale.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                    As of June 30, 2005 and December 31, 2004

                                                                    June 30,      December 31,
                                                                      2005           2004
                                                                      ----           ----
ASSETS

        Cash and cash equivalents                                 $ 1,190,519    $   156,592
        Accounts receivable                                            87,631        134,971
        Mortgage notes receivable                                   5,602,190      4,674,462
        Allowance for loan losses                                     (44,000)       (40,000)
                                                                  -----------    -----------
             Net mortgage notes receivable                          5,558,190      4,634,462
        Due from affiliate                                                236         30,908
        Investment in affiliate                                         5,000          5,000
        Other assets                                                   41,595         19,370
                                                                  -----------    -----------
        Total assets                                              $ 6,883,171    $ 4,981,303
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Liabilities
             Warehousing facilities                               $ 4,256,267    $ 2,418,858
             Warehousing facilities from related parties            1,332,475      1,415,487
             Due to affiliates                                        253,876         30,176
             Accrued interest                                          20,936          6,644
             Other liabilities                                         19,339         65,974
                                                                  -----------    -----------
        Total liabilities                                           5,882,893      3,937,139

        Stockholders' equity
             Preferred shares, no par value, 2,000 shares                  --             --
                authorized, 2,000 shares issued and outstanding
             Common shares, no par value, 1,000 shares                     --             --
                authorized, 1,000 shares issued and outstanding
             Additional paid in capital                             1,990,056      1,990,056
             Accumulated deficit                                     (989,778)      (945,892)
                                                                  -----------    -----------
        Total stockholders' equity                                  1,000,278      1,044,164
                                                                  -----------    -----------

        Total liabilities and stockholders' equity                $ 6,883,171    $ 4,981,303
                                                                  ===========    ===========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                          Three Months Ended         Six Months Ended
                                                               June 30                   June 30
                                                          2005          2004        2005         2004
                                                          ----          ----        ----         ----
REVENUES

        Interest income                                 $ 123,440    $ 199,001    $ 222,948    $ 396,758
        Loan origination income                           167,876      203,882      348,543      365,014
        Service release premium                           123,093       36,114      163,644       61,809
        Other income                                       25,632          100       41,118          100
                                                        ---------    ---------    ---------    ---------
             Total revenues                               440,041      439,097      776,253      823,681

EXPENSES

        Management fees to related party                   32,576       21,665       59,349       34,207
        Interest expense on warehousing facilities         71,203      102,580      120,861      223,278
        Interest expense on related party warehouse        29,911       49,045       55,747       90,949
        facility
        Loan origination costs                             47,562       28,206       86,701       59,873
        Provision for loan losses                          (3,891)       8,500        4,000       10,000
        Wages and salaries                                152,966      141,241      296,008      287,937
        Taxes                                               2,716       71,591        4,839      164,042
        General and administrative                        106,897        2,784      192,635       11,045
                                                        ---------    ---------    ---------    ---------
             Total expenses                               439,940      425,612      820,140      881,331
                                                        ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE GAIN (LOSS) ON REAL ESTATE OWNED   $     101    $  13,485    $ (43,887)   $ (57,650)
                                                        ---------    ---------    ---------    ---------
          Operating expenses of real estate owned              --      (22,890)          --      (22,990)
           Gain on sale of real estate owned                   --           --           --      162,304
                                                        ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                       $     101    $  (9,405)   $ (43,887)   $  81,664
                                                        =========    =========    ---------    =========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Asset held for sale (continued)
     -------------------------------

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

     A reconciliation of the mortgage notes receivable follows:


                                        Six months ended    Twelve months ended
                                          June 30, 2005      December 31, 2004
                                        ---------------     -------------------

     Balance, beginning of period         $  4,674,462          $ 7,383,040
     Additions during period:
         Originations                       35,973,656           52,426,211
         Transferred from Trust                    ---            2,014,649
     Deductions during period:
         Repayments                         (1,762,663)          (3,801,481)
         Sales                             (33,283,265)         (53,324,127)
         Foreclosures                              ---                  ---
         Write offs                                ---              (23,830)
                                           -----------          -----------
     Balance, end of period               $  5,602,190          $ 4,674,462
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

     Loan loss reserve
     -----------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $44,000 and $40,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of June 30, 2005 and December 31, 2004, respectively. CAFC's actual losses may differ from the estimate.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Asset held for sale (continued)
     -------------------------------

     Allowance for loan losses (continued)
     -------------------------------------

     A reconciliation of the allowance for losses follows:

                                           Six months ended  Twelve months ended
                                             June 30, 2005    December 31, 2004
                                             -------------    -----------------

     Balance, beginning of period              $  40,000          $ 100,000
     Provision for loan loss                       4,000            (36,170)
     Write off of uncollectible balances             ---            (23,830)
                                               ---------          ---------
     Balance, end of period                    $  44,000          $  40,000
                                               =========          =========

     Real estate owned
     -----------------

     As of January 1, 2004, CAFC held two properties with a book value of $971,617. During 2004, CAFC sold two properties for a gain of $171,206. No new properties were acquired by purchase or foreclosure. Net proceeds from the sale were $1,142,823. As of December 31, 2004, CAFC held zero properties as real estate owned. During the six months ending June 30, 2005, no properties were acquired.

     A reconciliation of real estate owned follows:

                                       Six months ended     Twelve months ended
                                         June 30, 2005       December 31, 2004
                                       ----------------     -------------------

     Balance, beginning of period         $    ---              $   971,617
     Properties purchased                      ---                      ---
     Foreclosures                              ---                      ---
     Assumptions of senior debt                ---                      ---
     Additions                                 ---                   43,644
     Real estate sold                          ---               (1,015,261)
     Property written down                     ---                      ---
                                          --------              -----------
     Balance, end of period               $    ---              $       ---
                                          ========              ===========

     Warehousing facilities
     ----------------------

     As of June 30, 2005 and December 31, 2004, CAFC had borrowed $687,825 and $976,400 respectively under a $6,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% with a floor of 6.00%. As of June 30, 2005 and December 31, 2004, the Prime rate was 6.25% and 5.25%, respectively. Interest is payable monthly with $17,854 and $2,358 accrued and payable as of June 30, 2005 and December 31, 2004, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of June 30, 2005 and December 31, 2004, CAFC had borrowed $0 and $0, respectively, under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime with a floor of 5.25%. As of June 30, 2005 and December 31, 2004, the Prime rate was 6.25% and 5.25%, respectively. Interest is payable monthly. As June 30, 2005 and December 31, 2004, the there was no outstanding balance or accrued interest. The facility is cancelable by either party upon 30 days written notice.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

10.  Asset held for sale (continued)
     -------------------------------

     As of June 30, 2005 and December 31, 2004, CAFC had borrowed $667,825 and $1,442,458 under a funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at a 9.5% interest rate. Interest is payable monthly with $3,082 and $4,286 accrued and payable as of June 30, 2005 and December 31, 2004, respectively. The facility is cancelable by either party upon 30 days written notice.

     On June 30, 2004, CAFC entered into a $25,000,000 warehouse facility. Per the Tri-Party Financing and Indemnification Agreement dated August 26, 2004 between CAFC, the Trust, and Calliance Realty Fund, LLC, the warehouse facility is shared by the Trust and Calliance Realty Fund, LLC, both related entities (collectively "Related Entities") to CAFC. The facility is in CAFC's name, however, CAFC is not held liable for the borrowings of the Related Entities. As of June 30, 2005, the facility had a balance of $21,019,118 and CAFC was liable for $0.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     Related party transactions
     --------------------------

     The Manager earns an administration fee up to 25 basis points on home loans funded for the benefit of CAFC and reimbursed for specific direct expenses as defined in the First Amended Residential Mortgage Loan Services Agreement. As of June 30, 2005 and 2004, CAFC has expensed $59,349 and $18,642, respectively.

     CAFC received an advance of $1,332,475 and $1,415,487 under a warehouse line of credit from the Trust, as of June 30, 2005 and December 31, 2004, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of June 30, 2005 and December 31, 2004 was the Prime Rate plus 3.00%. CAFC expensed interest of $55,747 and $41,622 as of June 30, 2005 and 2004, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of June 30, 2005, CAFC had a receivable of $236 from the Manager and a receivable of $0 from CRF. As of December 31, 2004, CAFC had a receivable of $30,908 from the Manager and a payable of $30,176 to the Trust. These accounts are shown on the balance sheet as part of Due to affiliates and Due from affiliates, respectively. No interest is charged on these accounts.

     During the first six months of 2005 and 2004, CAFC sold $9,491,000 and $2,861,875, respectively, in loans to the Trust, at par value.

11.  Loans payable
     -------------

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime Rate plus 4.0%. Through a tri-party agreement among CAFC, CRF, and the Trust, both CRF and the Trust are able to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss inure to either CRF or the Trust. As of June 30, 2005, the outstanding balance assigned to the Trust was $13,778,559.

     The Trust has financed a portion of its treasury stock repurchases in 2004 by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at a rate that has historically approximated the broker call rate (5.25% as of June 30,2005 and 4.0% as of December 31, 2004) plus 1.50%. Margin debt is callable at the discretion of the investment bank and subject to their assessment of the value of the collateral. As of June 30, 2005 and December 31, 2004, the Trust owed $0 in margin debt.

     The above lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

12.  Mortgage payable
     ----------------

     The Trust foreclosed on a property in 2004 and assumed a mortgage note payable in the amount of $551,922 with an annual interest rate of 10% with a monthly principal and interest payment of $5,520. The property was sold during the second quarter of 2005. The principal balance as of June 30, 2005 and December 31, 2004 was $0 and $551,922, respectively.

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and the Company. The Trust paid the Manager $65,278 and $48,823 and $123,458 and $106,571, in management fees for the three and six month period ended June 30, 2005 and 2004, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $1,000 and $3,000 and $2,500 and $7,000 in REO management fees for the three and six month period ended June 30, 2005 and 2004, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and six month period ended June 30, 2005 and 2004 was $0 and $0 and $0 and $14,484,
     respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2004, the Trust capitalized 32.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee is expensed as the portion attributed for servicing. As of June 30, 2005, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and six month period ended June 30, 2005 and 2004, the Trust expensed loan origination and servicing fees of $151,456 and $120,724 and $273,439 and $233,346, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of June 30, 2005, the Trust had a net payable of $11,905 to the Manager, a receivable of $253,876 from CAFC and a receivable of $12,294 from CRF. As of December 31, 2004, the Trust had a receivable of $23,170 from the Manager and $0 was due to CAFC and CRF. No interest is charged on these inter-company accounts.

     As described in Note 6, as of June 30, 2005 and December 31, 2004, the Trust advanced to the CAFC $1,332,475 and $1,415,487, respectively. During the three and six months ended June 30, 2005 and 2004, the Trust earned

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

13.  Related party transactions (continued)
     --------------------------------------

     interest in the amount of $29,911 and $42,816 and $55,747 and $84,437, respectively, of which $0 was outstanding as of June 30, 2005 and December 31, 2004.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                          Notes to Financial Statements
                                   (Unaudited)

15. Common stock options (continued)

     The activity in the Plan for the six months ended June 30, 2005 and the twelve months ended December 31, 2004 follows:

                                                              Weighted average
                                                  Options      exercise price
                                                  -------      --------------

     Outstanding at January 1, 2004               183,700        $   10.60
                    Granted                            --               --
                    Exercised                     (10,105)            9.40
                    Forfeited                          --               --
                                                 --------        ---------
     Outstanding at December 31, 2004             173,595        $   10.67
                                                 --------        ---------
                    Granted                            --               --
                    Exercised                          --               --
                    Forfeited                          --               --
                                                 --------        ---------
     Outstanding at June 30, 2005                 173,595        $   10.67
                                                 ========        =========
     Outstanding options exercisable as of
                    January 1, 2004               183,700        $   10.60
                    December 31, 2004             173,595            10.67
                    June 30, 2005                 173,595            10.67

     All the Plan's stock options have been granted and the unexercised stock options are 100% vested.

     The following table summarizes information with respect to stock options outstanding at June 30, 2005:

                                                   Options outstanding
                                    -----------------------------------------------------------
                                                    Weighted-average
                                    Number of      remaining contractual      Weighted- average
     Range of exercise prices         shares            life (years)            exercise price
                                    -----------------------------------------------------------
     $9.00 - $9.06                    109,845             5.10                  $   9.03
     $13.50                            63,750             3.76                     13.50
                                      -------           ------                  --------
                                      173,595             4.61                  $  10.67
                                      =======           ======                  ========


16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004:

                                                     Three months ended          Six months ended
                                                           June 30                   June 30
                                                      2005         2004         2005         2004
                                                      ----         ----         ----         ----
    Numerator:
    Net income (loss)                              $ (39,837)   $ 215,139    $ (22,482)   $ 492,907
    Preferred dividends                              (66,318)     (76,788)    (159,395)    (153,577)
                                                   ---------    ---------    ---------    ---------
    Numerator for basic and diluted earnings per
    share income (loss) available to common        $(106,155)   $ 138,351    $(181,877)   $ 339,330
                                                   =========    =========    =========    =========
    Denominator:
        Basic weighted average shares                419,915      436,831      429,129      436,150

        Dilutive effect of options                      --         70,509         --         75,228
                                                   ---------    ---------    ---------    ---------
        Diluted weighted average shares              419,915      507,340      429,129      511,378
                                                   =========    =========    =========    =========
    Basic earnings per common share                $   (0.24)   $    0.32    $   (0.41)   $    0.78
                                                   =========    =========    =========    =========
    Diluted earnings per common share              $   (0.24)   $    0.27    $   (0.41)   $    0.65
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

Management's discussion and analysis of the results of operations for the three and six months ended June 30, 2005 and 2004 follows:

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

For year end 2004, the Trust implemented reporting CAFC pursuant to the requirement of Financial Accounting Standards Board Interpretation No.46 ("FIN 46(R)"). The interpretation requires the consolidation of variable interest entities such as CAFC and the Trust's Mortgage Investment and Warehouse Lending Businesses to report the Company's results.

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

Since the pending transfer of the Trust's interest in CAFC satisfies the disposal criteria of FAS 144, the Trust's interest in CAFC's net income is presented as a non-revenue line item in the Trust's June 30, 2005 consolidated statement of operations and CAFC's assets are reported in the Trust's December 31, 2004 and June 30, 2005 consolidated balance sheet as an asset held for sale.

Management believes the retirement of the Trust's preferred share investment in CAFC will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and restrictions of the Trust's access to CAFC's funding agreement. During the six months ended June 30, 2005 and the twelve months ended December 31, 2004, 2003, 2002, 2001, and 2000, CAFC has generated net income or (net loss) of $(43,887), $134,745, ($162,763),
($25,901), $385,006, ($494,452), respectively, or a cumulative (net loss) of ($207,252) during the last five and one half years. CAFC has never paid a dividend.

The recent interest rate environment has profoundly reduced the profitability of CAIT. The rise in short term rates and the "conundrum" of stable or declining longer term rates has increased the cost of carrying a mortgage portfolio and decreased the yield on new mortgage investments. Additionally, the non-conforming residential mortgage market has continued to attract better financed competitors willing to offer higher LTV loans or more competitive pricing. These developments have further reduced CAIT's investment yield. In the twelve months since June 30, 2004, CAIT's weighted average portfolio yield has declined 1.59% from 12.47% to 10.88%. Management is addressing this deterioration in yield and spread by emphasizing our ability to timely close transactions in order to deflect price competition and by seeking more competitive portfolio financing.

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

Commitments and Contingencies. As of June 30, 2005, the Trust's loan portfolio included 57 loans totaling $22,388,596 of which nine loans totaling $3,406,303 representing 15% of the loan portfolio were delinquent over two payments. After adjusting the June 30, 2005 delinquent balances for payments received through July 31, 2005, five loans totaling $2,237,713 or 10% of the loan portfolio were delinquencies in excess of two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $225,000, if it is necessary to foreclose upon the mortgage loans.

As of June 30, 2004, the Trust's loan portfolio included 59 loans totaling $13,980,596 of which 9 loans totaling $2,395,919 representing 17% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $210,000, if it is necessary to foreclose upon the mortgage loans.

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 2005 and June 30, 2004.

     Maximum Other
      Commercial            Total
   Commitments (a)         Amounts
as of June 30, 2005       Committed                Amount of Commitment Expiration Per Period
----------------------------------------------------------------------------------------------------------
                                           Less than       1 - 3 years          4 - 5           After 5
                                            1 year                              years            years
---------------------- --------------- ---------------- ----------------- ---------------- ---------------
Lines of Credit (b)       $13,778,559          0           $13,778,559            0                0
---------------------- --------------- ---------------- ----------------- ---------------- ---------------
Standby Repurchase           (c)               0                0                 0                0
Obligations
---------------------- --------------- ---------------- ----------------- ---------------- ---------------
Total Commercial
Commitments              $13,778,559           0           $13,778,559            0                0
---------------------- --------------- ---------------- ----------------- ---------------- ---------------

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of June 30, 2005 due in 1-3 years were $13,778,559.

(c) The Mortgage Conduit Business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three and six months ended June 30, 2005 and 2004. Revenues for the second quarter increased to $608,078 as compared to $500,308 for the same period in the prior year. The increase in revenue, during the second three months of 2005 was due CAIT's larger portfolio which provided more interest revenue of $112,549 and origination income provided $28,726 of more revenue.

Expenses for the second quarter 2005 increased to $603,288 as compared to $267,706 for the same period in the prior year. The increase in expenses during the second months of 2005 was largely due to greater interest expenses of $200,827, a larger loan loss reserve of $60,000, increased loan servicing and origination expenses of $30,732, and higher general and administrative costs of $20,180.

Revenues for the six months ended June 30, 2005 decreased to $1,118,705 as compared to $1,211,928 for the same period in the prior year. The decrease in revenue, during the first six months of 2005 was due to a reduction of $84,437 in interest income from affiliate and a reduction in equity in gain of affiliate of $80,847, as CAFC is being reported as an asset held for sale. CAIT's larger portfolio provided more interest revenue of $41,646 and origination income provided $30,415 of more revenue.

Expenses for the six months ended June 30, 2005 increased to $1,047,063 as compared to $678,523 for the same period in the prior year. The increase in expenses during the first six months of 2005 was primarily due to increased interest expenses of $278,259, a larger loan loss reserve of $46,000, and increased loan servicing and origination expenses of $40,093.

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

Six months ended June 30, 2005 and 2004. As of January 1, 2005 and 2004, the Trust had $155,462 and $1,038,010 of cash and cash equivalents, respectively. During the six month period ended June 30, 2005, cash and cash equivalents increased by $956,781. During the six month period ended June 30, 2004, cash and cash equivalents decreased by $555,481, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2005 and 2004 were $1,112,243 and $482,529.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in and provided by operating activities during the six months ended June 30, 2005 and 2004 was $854,742 and $132,258, respectively. During the first six months of 2005, net income used $22,482, an increase in due from affiliates used $231,095, a decrease in other liabilities used $205,884 and an increase in accounts receivable used $485,448. During the first six months of 2004, net income provided $492,907, a decrease in accounts receivable provided $205,494, a net increase in due from affiliates used $149,359 and a net increase in other assets used $331,785.

Net cash used in and provided by investing activities for the six months ended June 30, 2005 and 2004 was $3,126,159 and $6,648,949, respectively. During the first six months of 2005, a net increase in mortgage notes receivable used $3,345,122. During the first six months of 2004, a net reduction in mortgage notes receivable provided $6,575,892.

Net cash provided by and used in financing activities during the six months ended June 30, 2005 and 2004 was $4,937,682 and $7,336,688, respectively. During the first six months of 2005, borrowings provided cash of $5,531,018, while dividends and treasury stock purchases reduced cash by $203,169 and $390,167, respectively. During the first six months of 2004, repayments of borrowings used cash of $6,803,149, dividends reduced cash by $545,826 and treasury stock sales increased cash by $15,178.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the June 30, 2005 balance sheet of the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (36 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the allowance for losses in the Trust's portfolio would reduce second quarter 2005 GAAP income available to common shareholders by $255,000.

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (36 months). CAFC's assets and liabilities are significantly shorter. The majority of CAFC's assets is presold at origination for delivery within 60 days and is financed with a repurchase facility that provides up to 60 days of financing.

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

ITEM 2     CHANGES IN SECURITIES

       14,900 common shares were purchased for treasury stock during the three month period ended June 30, 2005.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       The annual proxy was submitted to a vote of security holders during the quarterly period ended June 30, 2005. The annual meeting was conducted on July 20, 2005. All proxy items were approved. The shareholders vote will be included in the third quarter filing.

ITEM 5     OTHER INFORMATION

       None.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         Exhibit No.
         3.1     Charter Certificate of Incorporation and Amendment No. 1(1)
         3.2     Bylaws of the Registrant(1)
         3.3     Certificate of Amendment of Certificate of Incorporation(5)

         4.1     Form of Stock Certificate of Common Shares of the Registrant(2)
         10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
         10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
         10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
         23.4    Consent of Landels Ripley & Diamond, LLP(4)
         23.5    Consent of Novogradac & Company LLP(4)
         24.1    Power of Attorney of Thomas B. Swartz(1)
         24.2    Power of Attorney of Dennis R. Konczal(1)
         24.4    Power of Attorney of Stanley C. Brooks(1)
         24.5    Power of Attorney of Harvey Blomberg(1)
         24.7    Power of Attorney of Richard J. Wrensen(6)
         24.8    Power of Attorney of Donald R. Looper(7)

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

 (5) These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(6) This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

(7) This exhibit was previously contained in From 10-KSB for the period ending December 31, 2002 filed with the Commission on April 15, 2003, and is incorporated by reference herein.

(b)      Reports on Form 8-K.
         --------------------

         Form 8-K was filed on:

          o April 5, 2005 due to the press release of March 31, 2005 regarding the operating results for the three and twelve months ended December 31, 2004;
          o May 23, 2005 due to the press release of May 23, 2005, regarding the operating results of the three months ended March 31, 2005;
          o May 27, 2005 due to the withdrawal of the Company's Auditors effective May 23, 2005. Concurrent with this filing, a press release was issued on May 27, 2005;
          o June 7, 2005 due to the press release of June 3, 2005 regarding the may preferred share dividend payable June 15, 2005.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated: August 19, 2005

                          /s/ Thomas B. Swartz
                          -----------------------
                          Thomas B. Swartz
                          Chairman and Chief Executive Officer

                          /s/ Richard J. Wrensen
                          -----------------------
                          Richard J. Wrensen
                          Chief Financial Officer and Executive Vice President

                                  CERTIFICATION


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                   TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: August 19, 2005

                            /s/ Thomas B. Swartz
                            ----------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer

                            /s/ Richard J. Wrensen
                            ----------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President

                            /s/ Dennis R. Konczal
                            ----------------------
                            Dennis R. Konczal
                            President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                           PERIOD ENDING JUNE 30, 2005

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated August 19, 2005 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: August 19, 2005
                           /s/ Thomas B. Swartz
                           ----------------------
                           Thomas B. Swartz
                           Chairman and Chief Executive Officer

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