Form 10QSB
period 2005-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2005-11-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST

              (Exact name of small business issuer in its charter)

          Delaware                                              94-3240473
-------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                          Identification Number)

         100 Pine Street
         Suite 2450
         San Francisco, California                             94111
-------------------------------                          ----------------------
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

As of November 1, 2005, the issuer's common shares closed at $8.40 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,410,800. At that date approximately 397,000 common shares were outstanding and 287,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.     Yes       No  X
                                                      ---       ---

Check whether the registrant is a shell company    Yes       No X
                                                      ---      ---

                                TABLE OF CONTENTS



PART I

     ITEM 1          FINANCIAL STATEMENTS                                  3-5

                     NOTES TO FINANCIAL STATEMENTS                        6-17

     ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS                18-22

     ITEM 3          CONTROLS AND PROCEDURES                                23

PART II

     OTHER INFORMATION                                                   23-24

     SIGNATURES                                                             25

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                       26

     CERTIFICATION OF FORM 10-QSB                                           27







                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                                 Balance Sheets

                                                                             September 30,   December 31,
                                                                                 2005           2004
                                                                                 ----           ----
                                                                              (Unaudited)
ASSETS
    Cash and cash equivalents                                               $  1,658,188    $    155,462
    Restricted cash                                                              323,736          98,755
    Marketable securities                                                         25,386           1,724
    Accounts receivable                                                          536,263         706,461
    Other assets, net                                                             16,661            --
    Due from affiliates                                                           32,843          23,170
       Mortgage notes receivable                                              20,019,367      19,053,474
       Allowance for losses                                                     (250,000)       (175,000)
                                                                            ------------    ------------
          Net mortgage notes receivable                                       19,769,367      18,878,474
    Real estate owned                                                          1,950,885         680,000
    Asset held for sale                                                        5,515,823       4,981,303
    Origination costs (net)                                                      168,348         243,899
                                                                            ------------    ------------
    Total assets                                                            $ 29,997,500    $ 25,769,248
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
        Mortgage note holdbacks                                             $    323,736    $     98,755
        Loans payable                                                         10,847,024       8,247,541
        Mortgage payable                                                         962,127         551,922
        Liability of asset held for sale                                       4,515,799       2,521,650
        Other liabilities                                                        128,593         274,210
                                                                            ------------    ------------
    Total liabilities                                                         16,777,279      11,694,078
                                                                            ------------    ------------

    Minority interest in subsidiary                                              (12,594)        (12,593)

    Stockholders' Equity
        Preferred stock, $.01 par value; 430,000 shares authorized;                2,138           2,138
          213,820 shares issued and outstanding at September 30, 2005 and December 31, 2004
        Additional paid in capital - preferred stock                           5,511,859       5,669,123
          Less treasury stock: 3,176 preferred shares
          at September 30, 2005 and December 31, 2004                            (86,944)        (86,944)

        Common stock, $.01 par value; 1,700,000 shares authorized;                 5,001           5,001
          500,032 shares issued and outstanding at September 30, 2005 and December 31, 2004
        Additional paid in capital - common stock                              9,370,911       9,414,685
          Less treasury stock: 102,000 and 57,707 common shares
          at September 30, 2005 and December 31, 2004                         (1,562,832)     (1,026,861)
        Accumulated other comprehensive income                                    (7,318)            287
        Retained earnings                                                             --         110,334
                                                                            ------------    ------------
    Total stockholders' equity                                                13,220,221      14,075,170
                                                                            ------------    ------------

    Total liabilities and stockholders' equity                              $ 29,997,500    $ 25,769,248
                                                                            ============    ============

                See accompanying notes to financial statements.

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Operations
                                  (Unaudited)

                                                                     Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                     2005            2004          2005           2004
                                                                     ----            ----          ----           ----
REVENUES
       Interest income                                           $   587,357    $   451,318    $ 1,702,704    $ 1,497,896
       Interest income from affiliates                                  --           53,627           --          138,064
       Equity in gain (loss) of affiliate                               --            9,599           --           90,446
       Other income                                                      332          1,064          3,690          1,130
                                                                 -----------    -----------    -----------    -----------
           Total revenues                                            587,689        515,608      1,706,394      1,727,536
                                                                 -----------    -----------    -----------    -----------

EXPENSES
       Loan servicing fees to related parties                        154,491        145,363        427,930        378,709
       Management fees to related parties                             55,395         54,360        181,353        182,415
       Interest expense on loans                                     269,010         73,203        676,478        202,412
       Provision for loan losses                                     135,000         45,000        185,000         49,000
       Taxes                                                          10,350          5,000         27,875         15,000
       Amortization                                                   13,050         16,394         33,466         31,574
       General and administrative                                     61,880         72,562        214,137        231,295
                                                                 -----------    -----------    -----------    -----------
             Total expenses                                          699,176        411,882      1,746,239      1,090,405
                                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (111,487)       103,726        (39,845)       637,131

       Operating (expenses) of real estate owned                        --           (7,976)       (23,900)       (13,474)
       (Loss) on real estate owned                                      --          (15,000)       (82,084)       (50,000)
       Income from asset held for sale                                25,766           --           37,626           --
                                                                 -----------    -----------    -----------    -----------
          Total gain (loss) from assets held for sale and real
          estate owned                                                25,766        (22,976)       (68,358)       (63,474)

NET INCOME (LOSS)                                                    (85,721)        80,750       (108,203)       573,657
                                                                 -----------    -----------    -----------    -----------

PREFERRED DIVIDENDS                                                     --           79,115        159,395        232,692
                                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON                            $   (85,721)   $     1,635    $  (267,598)   $   340,965
                                                                 ===========    ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE
       BEFORE ASSETS HELD FOR SALE                               $     (0.27)   $      0.05    $     (0.47)   $      0.92
       FROM ASSETS HELD FOR SALE                                        0.06          (0.05)         (0.16)         (0.14)
                                                                 -----------    -----------    -----------    -----------
       TOTAL EARNINGS PER SHARE                                  $     (0.21)   $      --      $     (0.63)   $      0.78
                                                                 ===========    ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
       BEFORE ASSETS HELD FOR SALE                               $     (0.27)   $      0.04    $     (0.47)   $      0.79
       FROM ASSETS HELD FOR SALE                                        0.06          (0.04)         (0.16)         (0.12)
                                                                 -----------    -----------    -----------    -----------
       TOTAL EARNINGS PER SHARE                                  $     (0.21)   $      --      $     (0.63)   $      0.67
                                                                 ===========    ===========    ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                               $      --      $      0.38    $      0.76    $      1.10
                                                                 ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                                  $      --      $      0.30    $      0.10    $      1.20
                                                                 ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                 2005            2004
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                    $   (108,203)   $    573,657
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provision for loan losses                                                75,000          49,000
        Amortization                                                             33,466          31,574
        Loss on real estate owned                                                82,084          50,000
        Equity in gain (loss) of affiliate                                           --         (90,446)
        (Increase) decrease in accounts receivable                              170,198         264,470
        (Increase) decrease in other assets                                     (49,803)       (342,604)
          (adjusted for: amortization and capitalized loan fees)
        Change in due to / due from affiliates                                   (9,673)        103,511
        Increase (decrease) in other liabilities                               (145,617)        (75,967)
                                                                           ------------    ------------
          Net cash (used in) provided by operating activities                    47,452         563,195
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                             (31,908)          8,084
      Decrease in origination costs                                              75,551          72,225
      Decrease in related party warehousing facilities                        1,415,487          96,185
      (Increase) in real estate owned                                        (1,270,885)             --
      Payment of mortgage payable                                               410,205              --
      (Income) from asset held for sale                                         (37,626)             --
      (Increase) decrease in mortgage notes receivable                         (965,893)      4,663,537
                                                                           ------------    ------------
        Net cash (used in) provided by investing activities                    (405,069)      4,840,031
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from loans payable                                             2,599,483       6,155,749
      Payments of loans payable                                                      --     (11,750,000)
      Issuance of common stock                                                       --              --
      Purchase of treasury stock                                               (535,971)         (1,833)
      Sale of treasury stock and exercised options                                   --          28,735
      Preferred dividends paid                                                 (159,395)       (232,692)
      Common dividends paid                                                     (43,774)       (524,119)
                                                                           ------------    ------------
        Net cash provided by (used in) financing activities                   1,860,343      (6,324,160)
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,502,726        (920,934)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                155,462       1,038,010
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  1,658,188    $    117,076
                                                                           ============    ============

SUPPLEMENTAL CASHFLOW INFORMATION:
      Cash paid for interest                                               $          6    $    200,382
      Cash paid for taxes                                                  $     24,886    $     10,855

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


2.   Unaudited financial statements
     ------------------------------

     The accompanying condensed consolidated financial statements of the Company as of September 30, 2005 and for the three and nine months ended as of September 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited, condensed consolidated financial statements have been prepared by the Company according to the instructions for From 10-QSB. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These unaudited, condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

     The condensed consolidated balance sheet as of December 31, 2004 was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principals, although management believes that the disclosures are adequate to not make the information presented misleading.

3.   Selected accounting policies
     ----------------------------

     Basis of accounting. FIN 46(R) requires the consolidation of CAFC into the Trust's financial statements as of December 31, 2004. Pursuant to the reporting requirement of FAS 144, CAFC's consolidation is reported as "Asset held for sale", "Liability of asset held for sale", and "Minority interest in subsidiary" on the Trust's balance sheet and as "Income from asset held for sale" on the Trust's statement of operating results. Income from asset held for sale is presented (after eliminations) on the Trust operating revenues.

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

3.   Selected accounting policies (continued)
     ----------------------------------------

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

     Impairment policy. The impairment of long-lived assets is assessed when events or changes in circumstances indicate that the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. If this occurs, an impairment loss measured as the excess of the net book value of the assets over their fair value is recorded. The Trust has identified CAFC as an "Asset held for sale" within the guidelines Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") (see "Assets held for sale" within Note 2 - below). There were no impairment losses recognized during the nine month period ended September 30, 2005 and 2004.

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

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

3.   Selected accounting policies (continued)
     ----------------------------------------

     Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive. If the Company had reported net income available to common shareholders, the calculation of diluted earnings per share would have included approximately an additional 30,858 and 33,913 common shares (computed using the treasury stock method) related to the outstanding options and warrants not included above for the three and nine months end September 30, 2005, respectively.

     The pro forma results of reporting the Company's stock option grants using the fair value method consistent with FAS 123, is presented for the three and nine months end September 30, 2005 and 2004:

                                                              Three months ended            Nine months ended
                                                                 September 30                 September 30
                                                             2005           2004           2005          2004
                                                             ----           ----           ----          ----
     Net income (loss) available to common stock          $(85,721)       $ 1,635      $(267,598)    $ 340,965
     Less: Stock based expense
          using the fair value method                          ---           ---             ---           ---
                                                          --------        -------      ---------      --------
     Pro forma net income (loss) available to
          common stock                                    $(85,721)       $ 1,635      $(267,598)     $340,965
                                                          ========        =======      =========      ========
     Net income (loss) per common share:
     Basic:
          As reported                                       $(0.21)         $0.00         $(0.63)        $0.78
          Pro forma                                         $(0.21)         $0.00         $(0.63)        $0.78
     Diluted:
          As reported                                       $(0.21)         $0.00         $(0.63)        $0.67
          Pro forma                                         $(0.21)         $0.00         $(0.63)        $0.67

     Reclassifications. Certain 2004 amounts may have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

     Assets held for sale. On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of the CAFC Preferred Stock owned by the Trust and concurrently issue a new class of CAFC Preferred Shares during the 4th quarter of 2005. The new Preferred Shares will not be issued to the Trust. Therefore, pursuant to FAS 144, the Trust has reported CAFC as an asset held for sale. The Trust does not expect to recognize a loss on the transaction. During the nine months ended September 30, 2004, the Trust reported its ownership of CAFC as an investment pursuant to the equity method of accounting as the Trust does not own the voting common shares of CAFC or control CAFC. (See "Recent accounting pronouncements" within Note 2 - below.) CAFC's September 30, 2005 and 2004 financial statements are reported in Note 8.

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

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

4.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of September 30, 2005 and December 31, 2004, the Trust advanced to CAFC $0 and $1,415,487, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of September 30, 2005 and 2004, the applicable interest rate was 9.75% and 7.50% respectively. During the three and nine months end September 30, 2005 and 2004, the Trust earned interest in the amount of $26,020 and $53,627 and $81,767 and $138,064, respectively.

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

     A reconciliation of the Trust's mortgage notes receivable follows:

                                                   Nine months ended         Twelve months ended
                                                  September 30, 2005          December 31, 2004
                                                  ------------------          -----------------
     Balance, beginning of period                    $ 19,053,474              $ 20,556,488
     Additions during period:
         New mortgage loans                            14,006,500                13,973,068
     Deductions during period:
         Collections of principal                     (12,306,266)              (15,214,076)
         Foreclosures, net of reserve                    (734,341)                 (168,078)
         Write off of uncollectible loans            ------------                   (93,928)
                                                                               ------------
     Balance, end of period                          $ 20,019,367              $ 19,053,474
                                                     ============              ============

6.   Allowance for loan losses
     -------------------------

     The Trust measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management estimates a $250,000 and $175,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of September 30, 2005 and December 31, 2004, respectively. The Trust's actual losses may differ from the estimate.

     A reconciliation of the Trust's allowance for losses follows:

                                                      Nine months ended       Twelve months ended
                                                     September 30, 2005        December 31, 2004
                                                     ------------------        -----------------
     Balance, beginning of period                       $  175,000                $  206,000
     Provision for loan loss                               185,000                    84,000
     Write off of uncollectible loans                     (110,000)                  (93,928)
     Disposal costs of uncollectible loans                     ---                   (21,072)
                                                        ----------                ----------
     Balance, end of period                             $  250,000                $  175,000
                                                        ==========                ==========

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

7.   Real estate owned
     -----------------

     As of December 31, 2004, the Trust owned one property. During the nine months ended September 30, 2005, the Trust sold the one property and acquired another property. As of September 30, 2005, the Trust had one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                  Nine months ended           Twelve months ended
                                                                 September 30, 2005            December 31, 2004
                                                                 ------------------            -----------------
     Balance, beginning of period                                      $   680,000                    $  415,000
     Foreclosed mortgage notes, net of reserve (non-cash)                  988,758                       168,078
     Assumption of senior debt                                             410,205                       551,922
     Accrued interest capitalized (non-cash)                                   ---                      (102,800)
     Gain (loss) on sale or writedown (non-cash)                           (82,084)                       (2,604)
                                                                        ----------                    ----------
                                                                         1,996,879                     1,029,596
     Less: Proceeds from sale of real estate owned (net of
     closing costs of $47,038 and $30,418 in 2005 and                      (45,944)                     (349,596)
                                                                       -----------                    ----------
     2004, respectively)
     Balance, end of period                                            $ 1,950,885                    $  680,000
                                                                       ===========                    ==========

8.   Asset held for sale
     -------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     On April 11, 1997, the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. The Trust owns all of the outstanding Series "A" Preferred Stock (2,000 shares of non-voting stock), which constitutes a 99% economic interest in CAFC. The Trust's Manager owns all of the Common Shares (1,000 shares) of CAFC, which constitutes a 1% economic interest, and has 100% voting control. The Trust's Manager also manages CAFC and provides mortgage origination and sale services for CAFC. During the nine months ended September 30, 2004, the Trust accounted for its investment in CAFC under the equity method of accounting.

     On November 11, 2004, the Manager notified the Trust of its intention to retire 100% of CAFC's preferred stock owned by the Trust and concurrently issue a new class of CAFC preferred stock. The new preferred shares will not be issued to the Trust. This transaction is expected to close during the 4th quarter of 2005 without a gain or loss on sale to the Trust. Therefore, the FIN 46(R) consolidation of CAFC into the Trust and the Trust's economic interest in CAFC are presented pursuant to FAS 144 as an asset held for sale.


                    [ REMAINDER OF PAGE INTENTIONALLY BLANK ]

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                 As of September 30, 2005 and December 31, 2004

                                                                  September 30,  December 31,
                                                                      2005          2004
                                                                      ----          ----
ASSETS
        Cash and cash equivalents                                 $   809,534    $   156,592
        Accounts receivable                                            32,514        134,971
        Mortgage notes receivable                                   4,667,704      4,674,462
        Allowance for loan losses                                     (40,500)       (40,000)
                                                                  -----------     ----------
             Net mortgage notes receivable                          4,627,204      4,634,462
        Due from affiliate                                                 --         30,908
        Investment in affiliate                                         5,000          5,000
        Other assets                                                   41,571         19,370
                                                                  -----------    -----------
        Total assets                                              $ 5,515,823    $ 4,981,303
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Liabilities
             Warehousing facilities                               $ 3,810,134    $ 2,418,858
             Warehousing facilities from related parties                   --      1,415,487
             Due to affiliates                                        671,606         30,176
             Accrued interest                                          13,530          6,644
             Other liabilities                                         20,529         65,974
                                                                  -----------    -----------
        Total liabilities                                           4,515,799      3,937,139

        Stockholders' equity
             Preferred shares, no par value, 2,000 shares                  --             --
                authorized, 2,000 shares issued and outstanding
             Common shares, no par value, 1,000 shares                     --             --
                authorized, 1,000 shares issued and outstanding
             Additional paid in capital                             1,990,056      1,990,056
             Accumulated deficit                                     (990,032)      (945,892)
                                                                  -----------    -----------
        Total stockholders' equity                                  1,000,024      1,044,164
                                                                  -----------    -----------

        Total liabilities and stockholders' equity                $ 5,515,823    $ 4,981,303
                                                                  ===========    ===========

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

                      CAPITAL ALLIANCE FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                               Three Months Ended           Nine months Ended
                                                                  September 30                September 30
                                                              2005          2004          2005           2004
                                                              ----          ----          ----           ----
REVENUES

        Interest income                                 $   118,385    $   269,883   $   341,333    $   666,641
        Loan origination income                             192,093        227,772       540,636        592,786
        Service release premium                             178,074         43,608       341,718        105,417
        Other income                                          4,105          3,058        45,223          3,158
                                                        -----------    -----------   -----------    -----------
             Total revenues                                 492,657        544,321     1,268,910      1,368,002

EXPENSES

        Management fees to related party                     26,806         17,256        86,155         57,562
        Interest expense on warehousing facilities          118,041        123,031       238,902        346,309
        Interest expense on related party warehouse          26,020         74,427        81,767        165,376
        facility
        Loan origination costs                               76,411         66,635       163,112        158,085
        Provision for loan losses                             4,500         13,153         8,500         23,153
        Wages and salaries                                  157,176        163,892       453,184        441,811
        Taxes                                                    91          3,998         2,892         15,043
        General and administrative                           89,866         72,271       284,539        208,661
                                                        -----------    -----------   -----------    -----------
             Total expenses                                 498,911        534,663     1,319,051      1,416,000

INCOME (LOSS) BEFORE GAIN (LOSS) ON REAL ESTATE OWNED        (6,254)         9,658       (50,141)       (47,998)
                                                        -----------    -----------   -----------    -----------

          Operating expenses of real estate owned              --             --            --          (22,990)
                                                                                           6,000        162,304
          Gain on sale of real estate owned                   6,000           --
                                                        -----------    -----------   -----------    -----------

NET INCOME (LOSS)                                       $      (254)   $     9,658   $   (44,141)   $    91,316
                                                        ===========    ===========   ===========    ===========

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

8.   Asset held for sale (continued)
     -------------------------------

     Mortgage notes receivable
     -------------------------

     Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     A reconciliation of the mortgage notes receivable follows:

                                      Nine months ended      Twelve months ended
                                     September 30, 2005       December 31, 2004
                                     ------------------       -----------------

     Balance, beginning of period        $  4,674,462             $ 7,383,040
     Additions during period:
         Originations                      53,794,795              52,426,211
         Transferred from Trust                   ---               2,014,649
     Deductions during period:
         Repayments                        (2,066,311)             (3,801,481)
         Sales                            (51,735,242)            (53,324,127)
         Foreclosures                             ---                     ---
         Write offs                               ---                 (23,830)
                                         ------------             -----------
     Balance, end of period              $  4,667,704             $ 4,674,462
                                         ============             ===========

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

     Allowance for loan losses
     -------------------------

     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $40,500 and $40,000 allowance for losses is adequate to protect against potential losses inherent in all receivables as of September 30, 2005 and December 31, 2004, respectively. CAFC's actual losses may differ from the estimate.

     A reconciliation of the allowance for losses follows:

                                          Nine months ended  Twelve months ended
                                         September 30, 2005   December 31, 2004
                                         ------------------   -----------------

     Balance, beginning of period                $  40,000           $ 100,000
     Provision for loan loss                         8,500             (36,170)
     Write off of uncollectible balances            (8,000)            (23,830)
                                                 ---------           ---------
     Balance, end of period                      $  40,500           $  40,000
                                                 =========           =========

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

8.   Asset held for sale (continued)
     -------------------------------

     Related party transactions
     --------------------------

     The Manager earns an administration fee up to 25 basis points on mortgage loans funded for the benefit of CAFC and reimbursed for specific direct expenses as defined in the First Amended Residential Mortgage Loan Services Agreement. As of September 30, 2005 and 2004, CAFC has expensed $86,155 and $57,562, respectively.

     CAFC received an advance of $0 and $1,415,487 under a warehouse line of credit from the Trust, as of September 30, 2005 and December 31, 2004, respectively. The Trust charges a variable interest rate on this warehouse line of credit determined by current market rates. The rate charged to CAFC on the line of credit as of September 30, 2005 and December 31, 2004 was the Prime Rate plus 3.00%. CAFC expensed interest of $81,767 and $165,376 as of September 30, 2005 and 2004, respectively. The facility is cancelable by either party upon 30 days written notice.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of September 30, 2005, CAFC had a payable of $16,981 to the Manager and a payable of $654,625 to CRF. As of December 31, 2004, CAFC had a receivable of $30,908 from the Manager and a payable of $30,176 to the Trust. These accounts are shown on the balance sheet as part of Due to affiliates and Due from affiliates, respectively. No interest is charged on these accounts.

     During the first nine months of 2005 and 2004, CAFC sold $14,006,500 and $5,406,681, respectively, in loans to the Trust, at par value.

9.   Loans payable
     -------------

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime Rate plus 4.0%. Through a tri-party agreement among CAFC, CRF, and the Trust, both CRF and the Trust are able to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss inure to either CRF or the Trust. As of September 30, 2005, the outstanding balance assigned to the Trust was $10,847,024.

     The above lines of credit revolve monthly and are paid off as the mortgage notes receivable held are sold.

     The Trust has financed a portion of its treasury stock repurchases in 2004 by borrowing on margin from an investment bank. The amount borrowed on margin accrues fees at a rate that has historically approximated the broker call rate (5.50% as of September 30, 2005 and 4.0% as of December 31, 2004) plus 1.50%. Margin debt is callable at the discretion of the investment bank and subject to their assessment of the value of the collateral. As of September 30, 2005 and December 31, 2004, the Trust owed $0 in margin debt.


10.  Related party transactions
     --------------------------

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and the Company. The Trust paid the Manager $54,895 and $51,360

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

10.  Related party transactions (continued)
     --------------------------------------

     and $178,353 and $68,404, in management fees for the three and nine month period ended September 30, 2005 and 2004, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $500 and $3,000 and $3,000 and $5,500 in REO management fees for the three and nine month period ended September 30,
     2005 and 2004, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and nine month period ended September 30, 2005 and 2004 was $0 and $0 and $0 and $14,484, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2004, the Trust capitalized 32.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee is expensed as the portion attributed for servicing. As of September 30, 2005, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and nine month period ended September 30, 2005 and 2004, the Trust expensed loan origination and servicing fees of $154,491 and $145,362 and $427,930 and $122,404, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of September 30, 2005, the Trust had no related payables or receivables. As of December 31, 2004, the Trust had a receivable of $23,170 from the Manager and $0 was due to CAFC and CRF. No interest is charged on these inter-company accounts.

11.  Preferred, common and treasury stock
     ------------------------------------

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

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

11.  Preferred, common and treasury stock (continued)
     ------------------------------------------------

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

12.  Common stock options
     --------------------

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

     The activity in the Plan for the nine months end September 30, 2005 and the twelve months ended December 31, 2004 follows:

                                                                Weighted average
                                                   Options       exercise price
                                                   -------       --------------
      Outstanding at January 1, 2004               183,700           $10.60
                     Granted                           ---              ---
                     Exercised                     (10,105)            9.40
                     Forfeited                         ---              ---
                                                   -------          -------
      Outstanding at December 31, 2004             173,595          $ 10.67
                     Granted                           ---              ---
                     Exercised                         ---              ---
                     Forfeited                         ---              ---
                                                   -------          -------
      Outstanding at September 30, 2005            173,595           $10.67
                                                   =======           ======
      Outstanding options exercisable as of
                     January 1, 2004               183,700          $ 10.60
                     December 31, 2004             173,595            10.67
                     September 30, 2005            173,595            10.67

     All the Plan's stock options have been granted and the unexercised stock options are 100% vested.

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                         Notes to Financial Statements
                                  (Unaudited)

12.  Common stock options (continued)
     --------------------------------

     The following table summarizes information with respect to stock options outstanding at September 30, 2005:

                                                   Options outstanding
                                  -----------------------------------------------------------
                                                     Weighted-average
                                    Number of     remaining contractual     Weighted- average
        Range of exercise prices     shares            life (years)          exercise price
                                  ------------- ----------------------- ---------------------
        $9.00 - $9.06               109,845               4.85                 $  9.03
        $13.50                       63,750               3.50                   13.50
                                    -------               ----                 -------
                                    173,595               4.36                 $ 10.67
                                    =======               ====                 =======

13.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and nine months end September 30, 2005 and 2004:

                                                               Three months ended            Nine months ended
                                                                  September 30                  September 30
                                                               2005           2004          2005           2004
     Numerator:
     Net income (loss)                                     $ (85,721)     $  80,750     $ (108,203)     $ 573,657
     Preferred dividends                                         ---        (79,115)      (159,395)      (232,692)
                                                           ---------      ---------     ----------      ---------
     Numerator for basic and diluted earnings per
     share income (loss) available to common               $ (85,721)     $   1,635     $ (267,598)     $ 340,965
                                                           =========      =========     ==========      =========
     Denominator:
         Basic weighted average shares                       403,715        439,454        420,658        437,251

         Dilutive effect of options                              ---         67,133            ---         72,666
                                                           ---------      ---------     ----------      ---------
         Diluted weighted average shares                     403,715        506,587        420,658        509,917
                                                           =========      =========     ==========      =========
     Basic earnings per common share                       $   (0.21)     $    0.00     $    (0.63)     $    0.78
                                                           =========      =========     ==========      =========
     Diluted earnings per common share                     $   (0.21)     $    0.00     $    (0.63)     $    0.67
                                                           =========      =========     ==========      =========

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

Management's discussion and analysis of the results of operations for the three and nine months end September 30, 2005 and 2004 follows:

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

Prior to year end 2004, Management identified CAFC as an asset held for sale within the meaning of Financial Accounting Standard No.144 ("FAS 144"). On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's preferred stock. The Trust's investment in CAFC is entirely comprised of preferred stock. The Trust's preferred shares are available for immediate delivery and the transaction is expected to be completed during the 4th quarter of 2005. Management expects the sale of the Trust's CAFC preferred stock to approximate its fair value and to result in neither a gain nor a loss.

Since the pending transfer of the Trust's interest in CAFC satisfies the disposal criteria of FAS 144, the Trust's interest in CAFC's net income is presented as a non-revenue line item in the Trust's September 30, 2005 consolidated statement of operations and CAFC's assets are reported in the Trust's December 31, 2004 and September 30, 2005 consolidated balance sheet as an asset held for sale.

Management believes the retirement of the Trust's preferred share investment in CAFC will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and restrictions of the Trust's access to CAFC's funding agreement. During the nine months end September 30, 2005 and the twelve months ended December 31, 2004, 2003, 2002, 2001, and 2000, CAFC has generated net income or (net loss) of $(44,141), $134,745, ($162,763),
($25,901), $385,006, ($494,452), respectively, or a cumulative (net loss) of ($207,506) during the last five and three quarter years. CAFC has never paid a dividend.

The recent interest rate environment has profoundly reduced the profitability of CAIT. The rise in short term rates and the "conundrum" of stable or declining longer term rates has increased the cost of carrying a mortgage portfolio and decreased the yield on new mortgage investments. Additionally, the non-conforming residential mortgage market has continued to attract better financed competitors willing to offer higher LTV loans or more competitive pricing. These developments have further reduced CAIT's investment yield. In the fifteen months since June 30, 2004, CAIT's weighted average portfolio yield has declined 1.51% from 12.47% to 10.96%. Management is addressing this deterioration in yield and spread by emphasizing our ability to timely close transactions in order to deflect price competition and by seeking more competitive portfolio financing.

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

CAFC's operating strategy is to originate, through mortgage loan brokers and a correspondent network, conforming and non-conforming home equity loans to be sold to the Trust and to be sold in the secondary mortgage market for cash. Although the loans currently made are concentrated in California, CAFC plans to originate and/or purchase loans on both an individual and bulk basis throughout the western United States. Loans will then be sold into the secondary market for a premium or to the Trust at fair market value, when they meet the Trust's underwriting standards (which include a combined loan-to-value ratio that does not exceed 75% of the underlying collateral's appraised value at origination).

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

Commitments and Contingencies. As of September 30, 2005, the Trust's loan portfolio included 50 loans totaling $20,019,367 of which six loans totaling $2,476,530 representing 12% of the loan portfolio were delinquent over two payments. After adjusting the September 30, 2005 delinquent balances for payments received through October 31, 2005, four loans totaling $801,530 or 4% of the loan portfolio were delinquencies in excess of two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $250,000, if it is necessary to foreclose upon the mortgage loans.

As of September 30, 2004, the Trust's loan portfolio included 57 loans totaling $15,892,951 of which 5 loans totaling $1,620,928 representing 10% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $140,000, if it is necessary to foreclose upon the mortgage loans.

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 2005 and September 30, 2004.

        Maximum Other                                        Amount of Commitment Expiration Per Period
 Commercial Commitments (a)    Total Amounts   ---------------------------------------------------------------------
  as of September 30, 2005       Committed        Less than       1 - 3 years          4 - 5           After 5
                                                   1 year                              years            years
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Lines of Credit (b)              $10,847,024          0           $10,847,024            0                0
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Standby Repurchase                  (c)               0                0                 0                0
Obligations
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------
Total Commercial Commitments    $10,847,024           0           $10,847,024            0                0
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of September 30, 2005 due in 1-3 years were $10,847,024.

(c) The Mortgage Conduit Business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three and nine months ended September 30, 2005 and 2004. Revenues for the third quarter increased to $587,689 as compared to $515,608 for the same period in the prior year. The increase in revenue, during the third quarter of 2005 was due to CAIT's larger portfolio which provided more interest revenue of $136,039.

Expenses for the third quarter 2005 increased to $699,176 as compared to $411,882 for the same period in the prior year. The increase in expenses during the third quarter of 2005 was largely due to greater interest expenses of $195,807, a larger loan loss reserve of $90,000 and increased loan servicing and origination expenses of $9,128.

Revenues for the nine months ended September 30, 2005 decreased to $1,706,394 as compared to $1,727,536 for the same period in the prior year. The decrease in revenue, during the first nine months of 2005 was due to a reduction of $138,064 in interest income from affiliate and a reduction in equity in gain of affiliate of $90,446, as CAFC is being reported as an asset held for sale. CAIT's larger portfolio provided more interest revenue of $204,808.

Expenses for the nine months ended September 30, 2005 increased to $1,746,239 as compared to $1,090,405 for the same period in the prior year. The increase in expenses during the first nine months of 2005 was primarily due to increased interest expenses of $474,066, a larger loan loss reserve of $136,000, and increased loan servicing and origination expenses of $49,221.

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

Nine months end September 30, 2005 and 2004. As of January 1, 2005 and 2004, the Trust had $155,462 and $1,038,010 of cash and cash equivalents, respectively. During the nine month period ended September 30, 2005, cash and cash equivalents increased by $1,502,726. During the nine month period ended September 30, 2004, cash and cash equivalents decreased by $920,934, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2005 and 2004 were $1,658,188 and $117,076.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash provided by operating activities during the nine months end September 30, 2005 and 2004 was $47,452 and $563,195, respectively. During the first nine months of 2005, net income used $108,203, a decrease in other assets used $49,803, a decrease in other liabilities used $145,617 and a decrease in accounts receivable provided $170,198. During the first nine months of 2004, net income provided $573,657, a decrease in accounts receivable provided $264,470, a net decrease in due from affiliates provided $103,511 and a net increase in other assets used $342,604.

Net cash used in and provided by investing activities for the nine months end September 30, 2005 and 2004 was $405,069 and $4,840,031, respectively. During the first nine months of 2005, a net increase in mortgage notes receivable used $965,893. During the first nine months of 2004, a net reduction in mortgage notes receivable provided $4,663,537.

Net cash provided by and used in financing activities during the nine months end September 30, 2005 and 2004 was $1,860,343 and $6,324,160, respectively. During the first nine months of 2005, borrowings provided cash of $2,599,483 while dividends and treasury stock purchases reduced cash by $203,169 and $535,971, respectively. During the first nine months of 2004, repayments of borrowings used cash of $11,750,000, new borrowings provided $6,155,749, dividends reduced cash by $756,811 and treasury stock sales increased cash by $26,902.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Trust is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Trust. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Trust's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the September 30, 2005 balance sheet of the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the Trust's portfolio (29 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

The Trust manages credit risk through the underwriting process, limiting loans at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Trust assumes that a certain portion of its loans will default and adjusts the allowance for loan losses based on that assumption. For purposes of illustration, a doubling of the allowance for losses in the Trust's portfolio would reduce third quarter 2005 GAAP income available to common shareholders by $250,000.

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (29 months). CAFC's assets and liabilities are significantly shorter. The majority of CAFC's assets is presold at origination for delivery within 60 days and is financed with a repurchase facility that provides up to 60 days of financing.

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

ITEM 2     CHANGES IN SECURITIES

     15,100 common shares were purchased for treasury stock during the three month period ended September 30, 2005.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The annual proxy was submitted to a vote of security holders during the quarterly period ended June 30, 2005. The annual meeting was conducted on July 20, 2005. All proxy items were approved as follows:

       Proposal 1: Election of Class III Directors to a three year term.
              Donald R. Looper          FOR: 353,760          WITHHELD: 110,646
              Richard J. Wrensen        FOR: 456,997          WITHHELD:   7,409

       Proposal 2: Other business that may come before the Annual Meeting.
                                        FOR: 326,558          AGAINST:  112,850

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

(b)    Reports on Form 8-K.

       Form 8-K was filed on:

       o      July 25, 2005 due to the press release of July 18, 2005,
              announcing the omitting of its Preferred dividend.
       o      August 2, 2005 due to the press release of July 29, 2005,
              announcing new auditors.
       o August 10, 2005 due to the press release of August 9, 2005, announcing the deferral decision on dividends.
       o August 23, 2005 due to the press release of August 19, 2005, announcing the operating results for the second quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          CAPITAL ALLIANCE INCOME TRUST LTD.,
                            A Real Estate Investment Trust


Dated: November 11, 2005

                            /s/ Thomas B. Swartz
                            --------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer

                            /s/ Richard J. Wrensen
                            ----------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President

                                  CERTIFICATION


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 11, 2005

                         /s/ Thomas B. Swartz
                         --------------------
                         Thomas B. Swartz
                         Chairman and Chief Executive Officer

                         /s/ Richard J. Wrensen
                         ----------------------
                         Richard J. Wrensen
                         Chief Financial Officer and Executive Vice President

                         /s/ Dennis R. Konczal
                         ---------------------
                         Dennis R. Konczal
                         President and Chief Operating Officer

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                        PERIOD ENDING SEPTEMBER 30, 2005

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10QSB, dated November 11, 2005 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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


Date: November 11, 2005
                            /s/ Thomas B. Swartz
                            --------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer

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