Form 10KSB
period 2005-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2006-05-31
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended December 31, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              94-3240473
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

    100 Pine Street
    Suite 2450
    San Francisco, California                                    94111
-------------------------------------------               ----------------------
    (Address of principal executive office)                   (zip code)

Issuer's telephone number                          (415) 288-9575
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered Common
-------------------             ------------------------------------------------
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
Yes    X          No
   ---------        --------

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the exchange Act).
 Yes           No  X
    ------       ------

Issuer's revenues for its most recent fiscal year were $3,797,885.

As of March 29, 2006, the issuer's common shares closed at $8.50 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,380,000. At that date approximately 381,000 common shares were outstanding and 280,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.     Yes               No  X
                                                       -----           -----

                                TABLE OF CONTENTS


PART I.........................................................................4

ITEM 1. DESCRIPTION OF BUSINESS................................................4
      General..................................................................4

MORTGAGE INVESTMENT BUSINESS...................................................4
      General..................................................................4
      Mortgage Loan Portfolio..................................................4
      Financing................................................................5

MORTGAGE BANKING BUSINESS......................................................5
      General..................................................................5
      Production...............................................................5
      Underwriting.............................................................6
      Whole Loan Sales.........................................................6

WAREHOUSE LENDING BUSINESS.....................................................7

HEDGING........................................................................7

SERVICING......................................................................7
      Servicing Portfolio......................................................8
      Geographical Distribution................................................8
      Interest.................................................................8
      Maturity.................................................................8
      Delinquencies............................................................9

REGULATION.....................................................................9

COMPETITION....................................................................9

EMPLOYEES......................................................................9

SELECTED FINANCIAL DATA.......................................................10

ITEM 2. DESCRIPTION OF PROPERTY...............................................10

ITEM 3. LEGAL PROCEEDINGS.....................................................10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................11

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............12

OVERVIEW......................................................................12

CRITICAL ACCOUNTING POLICIES..................................................13
      Operating Strategy......................................................13
      Loan Origination and Loan Servicing.....................................14
      Contingencies and Commitments...........................................14

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.........15

LIQUIDITY AND CAPITAL RESOURCES...............................................15

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2005..........15

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2004..........16

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....................16
      Market Risk.............................................................16
      Asset and Liability Management..........................................17

ITEM 7. FINANCIAL STATEMENTS..................................................17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURES.................................................19

ITEM 8A. CONTROLS AND PROCEDURES..............................................19

PART III......................................................................19


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................19

DIRECTORS.....................................................................19

AUDIT COMMITTEE - FINANCIAL EXPERTS...........................................20

ITEM 10. EXECUTIVE COMPENSATION...............................................21

COMPENSATION OF OFFICERS......................................................21

COMPENSATION OF DIRECTORS.....................................................21
      Director Fees...........................................................21
      Committee and Other Meeting Fees........................................21
      Reimbursements..........................................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS..........................................22
      (a)   Equity Compensation Plan Information..............................22
      (b)   Security Ownership of Certain Non-Management or Non-Affiliate
            Beneficial Owners.................................................22
      (c)   Security Ownership of Management..................................22
      (d)   Changes in Control................................................23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................23
      Arrangements and Transactions with Members of the Manager and Other
      Affiliates..............................................................23
      Sale and Purchase of Loan...............................................24
      Other Business Activities...............................................24

PART IV.......................................................................25


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................25
      (a)   Exhibits..........................................................25
      (b)   Reports on Form 8-K...............................................25
      (c)   Miscellaneous Exhibits............................................26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................26

SIGNATURES....................................................................26

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.................................28

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,...........29

CONSENT OF ROTHSTEIN, KASS & COMPANY LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM...............................................................30

CONSENT OF NOVOGRADAC & COMPANY LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM...............................................................31

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General
-------
         Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 15, 1997 the Trust formed CAFC, a REIT subsidiary, to conduct a mortgage banking business.

         Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, is a specialty mortgage finance company, which, together with its subsidiary emphasizes two areas referred to herein as (1) the Mortgage Investment Business and (2) the Mortgage Banking Business. During 2005 and 2004, all mortgage investments originated by the Company were originated by CAFC and portfolio investments were sold to the Trust by CAFC at par. The Trust conducts the Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans. The Mortgage Banking Business, which originates and purchases as a wholesale mortgage banker, conforming and non-conforming residential mortgage loans is conducted through CAFC. Both the Company and CAFC are externally advised by Capital Alliance Advisors, Inc. ("CAAI" or "Manager").

         References to financial information for the year ending 2005 may specify the Mortgage Investment Business conducted by the Trust or the Mortgage Banking Business conducted by CAFC. References to financial information for the year ending 2004 may specify the Mortgage Investment Business and Warehouse Lending Business, conducted by the Trust or the Mortgage Banking Business conducted by CAFC.

MORTGAGE INVESTMENT BUSINESS

General
-------
         The Trust's Mortgage Investment Business, acquires mortgage loans which are principally non-conforming residential mortgage loans with a maximum 75% combined loan-to-value ratio for investment. The Mortgage Investment Business invests in both first and junior mortgage loans. Income is earned principally from the net interest income received on mortgage loans held in its portfolio. Such acquisitions are financed with shareholders' equity and borrowings. The Bylaws restricted borrowings, other than warehouse lines of credit and repurchase financing obtained by CAFC, to four (4) times the Company's total shareholders' equity.

Mortgage Loan Portfolio
-----------------------
         The Mortgage Investment Business invests a substantial portion of its portfolio in non-conforming first and junior mortgage loans. Although these investments may be acquired from unaffiliated third parties, mortgage investments are primarily purchased from CAFC. Management believes that non-conforming mortgage loans provide attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans originated or purchased for the Trust's portfolio have a combined loan-to-value, at the time of origination, of not more than 75% of the collateral's value. Mortgage loans that defer part of the interest payment (negative amortization) are not acquired, if the maximum deferred payment balance, when added to the original mortgage balance will exceed 75% of the collateral's value at the time of origination. The collateral's value is verified by independent appraisal.

         As of December 31, 2005 the Mortgage Investment Business loan portfolio totaled $19,991,245 with an average loan size of $425,346, an average weighted yield of 11.17%, a weighted average adjusted maturity of 32 months and a weighted average combined loan-to-value ratio of 70%. First deeds of trust comprised 57% of the portfolio's dollar value and junior deeds of trust comprised 43%. As of December 31, 2004 the Mortgage Investment Business loan portfolio totaled $19,053,474 with an average loan size of $293,130, an average weighted yield of 11.28%, a weighted average adjusted maturity of 41 months and a weighted average combined loan-to-value ratio of 70%. First deeds of trust comprised 50% of the portfolio's dollar value and junior deeds of trust comprised 50%. These mortgage loans are concentrated in California due to California's prevalence of higher property values and mortgage loan balances.

Financing
---------
         The Mortgage Investment Business is financed by the shareholders' equity and bank borrowings. The Bylaws restrict the encumbrance of the Company's assets to four (4) times its total shareholders' equity after excluding warehouse lines of credit and repurchase financing obtained by CAFC. The portfolio of investment mortgage loans at December 31, 2005 was partially encumbered by a bank line of credit in the amount of $25,000,000.

       Additional lines of credit secured by a portion of the investment mortgage loan portfolio at rates consistent with the financing objectives described herein are continually sought. CAFC, has obtained third-party warehouse financing at interest rates that are consistent with its financing objectives described herein.

MORTGAGE BANKING BUSINESS

General
-------
         On November 11, 2004, the Trust was notified that its entire CAFC investment would be acquired by the common shareholder of CAFC. Subsequently, the Trust determined that CAFC required reporting as an asset held for sale. However, CAFC's common shareholder withdrew its offer to acquire the Trust's investment in CAFC during the 4th Quarter of 2005 and the Trust instead acquired the common shares of CAFC. Subsequently, the Trust's Board of Directors decided to discontinue CAFC's Mortgage Banking Business and monetize its assets.

         The Mortgage Banking Business consists of the origination and the purchase and sale of conforming and non-conforming mortgage loans secured by first liens and junior liens on single (one-to-four) family residential properties. The Mortgage Banking Business provided a conduit between the originators of such mortgage loans and permanent investors in such loans. CAAI contracts with CAFC for its management and for its mortgage origination, loan processing, underwriting, and secondary sales services. CAFC has its executive offices in San Francisco and a branch office in Irvine.

         The debt policy of the Mortgage Investment Business, which limits the financing or leveraging of the investment mortgage loan portfolio, does not apply to its Mortgage Banking Business since such mortgage loans are generally held in CAFC for less than ninety days prior to their sale.

         CAFC's purchases or originates each loan from mortgage bankers, mortgage brokers or existing borrower relationships. The Mortgage Banking Business assumes the potential risk of delinquency and/or credit losses as well as interest rate risk in the event of a delay in the sale of such loans. Such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC. CAFC's origination risk is minimized by the relatively short period that such loans are held prior to sale. Loans purchased or originated by CAFC which meet the Mortgage Investment Business underwriting guidelines are made available for sale to the Trust at fair market value at the date of sale. Loans not purchased by for the Mortgage Investment Business are sold in the secondary market through whole loan sales or to an affiliate of the Manager, Calliance Realty Fund, LLC.

         The Mortgage Banking Business acquires all of the servicing rights on loans it originates or purchases and such servicing rights will normally be relinquished when loans are sold into the secondary market. The Company does not currently seek to acquire mortgage servicing rights or maintain the mortgage servicing of sold loans.

The Mortgage Banking Business generally has no on-going risk of loss after a whole loan sale other than liability with respect to normal warranties and representations given in such sales, fraud in the origination process or early default on such mortgage loan.

Production
----------
         The Mortgage Banking Business's strategy offered loan brokers a complete spectrum of credit-grade residential mortgage loans. This approach attempted to shift the high fixed costs of interfacing with the homeowner to the mortgage brokers. The marketing strategy for the Mortgage Banking Business was designed to accomplish three objectives: (1) attract a diverse group of loan originators throughout California and the western United States, (2) establish relationships with such brokers and, (3) originate and/or purchase the loans and sell them into the secondary market or, where they meet the Mortgage Investment Business's standards, consideration for purchase. Since the resolution to discontinue CAFC's operations, the Manager originates mortgage investments for the Mortgage Investment Business without the involvement of CAFC.

         A substantial portion of the 2005 and 2004 originated and purchased mortgage loans were non-conforming mortgage loans. Such non-conforming loans involve some greater risk as a result of underwriting and product guidelines which will differ from those applied by FNMA and FHLMC (primarily with respect to loan size, borrower income or credit history, required documentation and interest rates). In general, nonconforming residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, are normally subject to higher rates of loss and delinquency. As a result, these loans normally bear a higher rate of interest and provide higher fees (including greater prepayment fees and late payment penalties) than conforming loans of "A" quality.

         The mortgage loans originated or acquired by the Mortgage Banking Business that were identified for sale into the secondary mortgage market were secured by first liens and/or second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans have a constant interest rate over the life of the loan, which is generally 15, 20 or 30 years. The interest rate on an adjustable rate mortgage ("ARM") is typically tied to an index (such as LIBOR) and is adjusted periodically at various intervals.

         The Manager and CAFC accounted for 100% of the total mortgage loans purchased by the Trust during the years ended December 31, 2005 and 2004. These loans were purchased at par.

Underwriting
------------
         The Manager, reviews the documentation for the origination or purchase of mortgage loans and performs the underwriting function for all the loans acquired by the Company. The Manager also performs a full credit review and analysis to ensure compliance with the applicable loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are originated or purchased only after completion of a legal documentation and eligibility criteria review.

         Underwriting methods, which include requirements for verifying the borrowers' income and assets, vary according to loan-to-value ratios, credit ratings and other factors. This variation is necessary to be competitive and responsive to the needs of the non-conforming mortgage loan borrowers and purchasers. Generally, as the standards for required documentation are lowered, borrowers' down payment requirements are increased and the required loan-to-value ratios are decreased. Loan applications with less than full documentation are reviewed on a risk adjusted underwriting basis. Reduced documentation loans require the borrower to have a stronger credit history and larger cash reserves and the appraisal of the property is validated by either an enhanced desk or field review. The underwriters approach determines the borrower's ability and willingness to repay the debt and to determine if the property taken as security has sufficient value to recover the debt in the event that the loan defaults. Each loan is reviewed for compensating factors (i.e., credit reports, sufficient assets, appraisal, job stability, ability to repay the loan), and overall compensating factors are reviewed to fully analyze the risk.

         CAAI's operations reviews each loan prior to a commitment to originate or purchase a mortgage loan to ensure that the mortgage loans meet its quality standards. The type and extent of the quality control review depends on the nature of the seller and the characteristics of the loans. In performing a quality control review on a loan, CAAI analyzes the underlying property appraisal and examines the credit and income history of the borrower. In addition, all documents submitted in connection with the origination or purchase of the loans, including insurance policies, title policies, deeds of trust or mortgages and promissory notes, are examined for compliance with the Trust's and CAFC's guidelines, secondary market requirements, and to ensure compliance with state and federal regulations.

Whole Loan Sales
----------------
         CAFC sells mortgage loans on a loan-by-loan or "flow" basis, service released. CAFC may occasionally accumulate a pool of mortgage loans for sale to investors in whole loan sale transactions. While the loans sold by the Mortgage Banking Business were generally sold on a non-recourse basis with respect to economic interest and rate risk, such sales were generally made pursuant to agreements that provide for recourse by the purchaser against the Mortgage Banking Business in the event of a breach of any representation or warranty made by the Mortgage Banking Business, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. The Mortgage Banking Business attempted to limit the remedies of such purchasers to the remedies the Mortgage Banking Business receives from the persons from whom the Mortgage Banking Business purchases such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans may be broader than those available to the Mortgage Banking Business against its seller, and should a purchaser exercise its remedies and rights against it, the Mortgage banking Business may not always be able to enforce whatever remedies it may have against its sellers.

WAREHOUSE LENDING BUSINESS

         During 2004 and the first half of 2005, the Trust conducted a Warehouse Lending Business. Such operations consisted primarily of financing for CAFC. The non-conforming mortgage loans funded with such financing were frequently acquired by the Trust for its portfolio when such loans met its investment criteria. The facility provided financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the investor. The Trust's financing was non-recourse and the Trust can only look to the sale or liquidation of the mortgage loans as a source of repayment or repurchase.

         The Trust provides $5 million warehouse facility to CAFC. The line of credit outstanding on the Trust's balance sheet is structured to qualify under the REIT asset tests and to generate income qualifying under the 75% gross income test. The terms of the line are market based with an advance rate of up to 100% of the fair value of the mortgage loans outstanding. At December 31, 2005 and 2004, the Trust had an outstanding balance of $0 and $1,415,487 to CAFC.

HEDGING

         Most mortgage loans held by the Mortgage Investment Business carry fixed rates and have relatively short maturities. As the portfolio of fixed-rate mortgage loans increases or if the portfolio's scheduled maturities increase, it is anticipated that various hedging strategies will be implemented to provide protection against interest rate risks. The nature and quantity of hedging transactions will be determined by the Manager based on various factors, including market condition, the expected volume of mortgage loan originations and purchases for investment and the mortgage volume and period of time required to accumulate and to sell mortgage loans.

         However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Mortgage Investment Business from interest rate risks. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases or in a period of rising and fluctuating interest rates. Therefore, the Mortgage Investment Business may be prevented from effectively hedging its interest rate risks, without significantly reducing its return on equity.

SERVICING

         As the Company purchases and originates mortgage loans, mortgage servicing rights are acquired as part of the mortgage. All mortgage loans sold by the Company are sold with the loan's mortgage servicing rights released. The Company does not acquire or maintain a loan's servicing rights, unless the mortgage loan is owned by the Company. While mortgage loans are owned by the Company, the loan's servicing responsibility is contracted to the Manager. Loan servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. All or a portion of the aforementioned servicing responsibilities may be subcontracted by the Manager.

Servicing Portfolio
-------------------
         The following tables set forth certain information regarding the Trust's Mortgage Investment Business servicing portfolio of loans for the years ended.

                                                 December 31, 2004         December 31, 2005
                                                 -----------------         -----------------

Beginning servicing portfolio                        $20,556,488               $19,053,474
Loans added to the servicing portfolio               $13,973,068               $15,879,353

Loans sold, servicing released and principal
     paydowns (1)                                    $15,476,082               $14,941,582
                                                     -----------              ------------

Ending servicing portfolio                           $19,053,474               $19,991,245
                                                     ===========              ============

Number of loans serviced                                      65                        47
Average loan size                                       $293,130                  $425,346

         (1) Includes normal loan payoffs, principal amortization prepayments, and loans contributed as capital to CAFC, less reserves and foreclosures.

Geographical Distribution
         The following table sets forth the geographic distribution of the Trust's Mortgage Investment Business servicing portfolio at the dates presented:

                               December 31, 2004           December 31, 2005
                               -----------------           -----------------
                             Number          $-% of       Number         $-% of
         State              of loans       Portfolio    of loans      Portfolio
         -----              --------       ---------    --------      ---------

         CA                     63            97%            45            97%
         Other                   2             3%             2             3%
                             -----          -----        ------          -----

         Totals:                65           100%            47           100%
                             =====          =====        ======          =====

Interest
--------
         The weighted average interest for the Trust's Mortgage Investment Business portfolio of loans at December 31, 2004 was 11.28% and at December 31, 2005 was 11.17%.

Maturity
--------
         The weighted average adjusted maturity of the Trust's Mortgage Investment Business portfolio of loans at December 31, 2004 was 41 months and at December 31, 2005 was 32 months. The following table shows the Trust's loan maturities at the dates presented.

                               December 31, 2004           December 31, 2005
                               -----------------           -----------------
          Terms               Amount         $-% of       Amount          $-% of
        of Loans            of loans       Portfolio     of loans      Portfolio

       0-12 months          3,470,019          19%       4,055,780          20%
       13-24 months         2,373,143          12%       5,286,537          26%
       25-36 months         2,873,214          15%       3,579,435          18%
       37-48 months         2,130,334          11%       1,389,308           7%
       Over 48              8,206,764          43%       5,680,185          28%
                            ---------          ---       ---------          ---

         Totals:          $19,053,474         100%     $19,991,245         100%
                          ===========         ====     ===========         ====

Delinquencies
         The following table shows the Trust's Mortgage Investment Business delinquency statistics for its servicing portfolio at the dates presented.

                                December 31, 2004            December 31, 2005
                                -----------------            -----------------
            Loans             Number         $-% of         Number       $-% of
       Delinquent For:       of loans       Portfolio      of loans    Portfolio
       ---------------       --------       ---------      --------    ---------

       31-60 days               10             10%            10            28%
       61-90 days                5              4%             4             3%
       91 days +                 6(1)           9%             4(2)          9%
                             -----           -----           -----        ----
     Totals:                    21             23%            18            40%
                             =====           =====            ==          ====

     (1) Three of the 91 days+ delinquent loans were either paid off in full or brought current by February 28, 2005.
     (2) None of the 91 days+ delinquent loans were either paid off in full or brought current by February 28, 2006.

REGULATION

         The Company at all times intends to conduct its business so as not to become regulated as an investment trust under the Investment Trust Act. The Investment Trust Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interest"). Under the current interpretation of the staff of the Commission, in order to qualify for this exemption, the Trust must maintain at least 55% of its assets directly in mortgage loans, and certain other Qualifying Interests in real estate. If the Trust fails to qualify for exemption from registration as an investment trust, its ability to use leverage in its Mortgage Investment Business would be substantially reduced, and it would be unable to conduct its business as described herein. The Company has not requested a legal opinion from counsel indicating that, it will be exempt from the Investment Trust Act.

         Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modifications and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise affect the business or prospects of the Company. Also, members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

         Additionally, there are various state and local laws and regulations affecting the Company. CAFC is licensed in those states requiring such a license. Mortgage operations also may be subject to applicable state usury statutes. The Company believes that it is in material compliance with all material rules and regulations to which it is subject.

COMPETITION
         The Company's management believes that it will continue to be able to compete in the Mortgage Investment Business by securing sufficient high yielding, risk appropriate mortgages and other real estate investments permitted by a real estate investment trust.

         However, the Mortgage Investment Business faces competition from other financial institutions, including but not limited to banks, investment banks, specialty finance companies and private mortgage investors. Many of the institutions with which the Company competes have significantly greater financial resources.

EMPLOYEES
                  The Company has no employees. The Manager employs and provides all of the persons required for the operation of the Company's business. At December 31, 2005, the Manager employed 19 persons. None of the Manager's employees is subject to a collective bargaining agreement. The Manager believes that its relations with its employees are satisfactory.

SELECTED FINANCIAL DATA

         The following table presents selected historical financial data derived from the audited financial statements of the Company with CAFC reported by the equity method of accounting for the years ended December 31, 2001, 2002 and 2003. CAFC is consolidated for the years ended December 31, 2004 and 2005.

         The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                Year Ended December 31
                                                                ----------------------

Financial Summary                     2001             2002              2003             2004              2005
                                      ----             ----              ----             ----              ----

Operations:
Revenue                           $2,858,179        $2,866,253        $2,605,765       $3,903,488       $3,797,885

Net income                         1,142,896         1,108,264           909,530          669,871         (307,308)

Per Share Data:
Weighted average basic
   earnings (split-adjusted)           $1.46             $1.81             $1.40            $0.80           $(1.13)

Weighted average diluted
   earnings (split-adjusted)           $1.05             $1.50             $1.19            $0.69           $(1.13)

Consolidated Balance Sheet Data:
Mortgage notes receivable        $17,738,923       $19,906,391       $20,556,488      $19,053,474       $26,318,616

Total assets                      25,343,401        25,973,457        26,612,605       25,769,248        30,956,866

Total liabilities                 11,248,860        11,713,401        12,401,943       11,694,078        18,023,873

Stockholders' equity              14,094,541        14,260,056        14,210,662       14,075,170        12,932,993

Common share equity                8,510,224         8,675,739         8,626,345        8,490,853         7,522,516

Common shares (split-adjusted)       410,095           424,144           434,769          442,325           390,032

Common share book value               $20.75            $20.45            $19.84           $19.20            $19.29

ITEM 2. DESCRIPTION OF PROPERTY

         The Trust and its Manager leases executive and administrative offices located at 100 Pine Street, Suite 2450, San Francisco, California, 94111, that consists of approximately 5,000 square feet.

         CAFC leases space in Irvine, California for its branch office on a short-term basis.

         Management believes that the terms of the leases are at least as favorable as could have been obtained from an unaffiliated third party. Management believes that these facilities are adequate for the Manager's, the Trust's and CAFC's foreseeable needs and that alternate space at reasonable rental rates is available, if necessary.

ITEM 3. LEGAL PROCEEDINGS

         The Trust was not involved in any legal proceedings as of December 31, 2005.

         CAFC was named as defendant in a case filed in the Superior Court, Alameda County, State of California on December 7, 2004. Plantiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two complaints have been filed and dismissed by the court. The Plantiff has represented himself. After CAFC was allowed by the court to foreclose on the primary collateral and the borrowing was paid in full, Plantiff, upon the Court's insistence, obtained counsel and has filed an amended complaint, which is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the security holders during the last quarter of its fiscal year ended December 31, 2005.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock was listed and began trading on the American Stock Exchange under the symbol "CAA" on October 1, 1998. The range of high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last three years were:

                                                                    Dividend per
Year              Quarter           High              Low           Common Share
----              -------           ----              ---           ------------
2003                1st             17.25            15.90               0.45
                    2nd             19.20            16.00               0.45
                    3rd             19.48            17.01               0.45
                    4th             19.38            17.77               0.00

2004                1st             20.90            17.96               0.45
                    2nd             20.35            16.00               0.45
                    3rd             17.87            16.71               0.30
                    4th             17.50            13.25               0.00

2005                1st             14.64            13.30               0.10
                    2nd             13.90            11.70               0.00
                    3rd             11.75             8.49               0.00
                    4th             8.75              7.34               0.00

2006           Jan.1 - Mar.29       8.50              7.01               0.00

         On December 31, 2005, there were approximately 60 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Common Stock and 135 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Preferred Stock, which is not publicly traded. The Company believes that its Preferred and Common Stock is beneficially held by in excess of 500 shareholders.

         To maintain its qualification as a REIT, annual distributions to stockholders of at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains or loan loss reserves are required. The Board of Directors meet to determine the quarterly Common and Preferred shared dividend distributions. Any taxable income remaining after the distribution of the dividends will be distributed annually on or prior to the date of the first regular Common dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. Any distributions in excess of those required to maintain REIT status will be made at the discretion of the Board of Directors and will depend on the financial condition of the Company and such other factors as the Board of Directors deems relevant.

         The Board of Directors has not established a minimum distribution level for the Common Stock. During 2005, dividends per share on Common Stock were declared and paid for the quarters ending March 31, June 30, September 30, and December 31 at $0.10, $0.00, $0.00 and $0.00 respectively. Dividends on Preferred Stock were declared and paid for five monthly dividends during the period January 2005 to May 2005 at an average of approximately $.151 per share per month. During 2004, dividends per share on Common Stock were declared and paid for the quarters ending March 31, June 30, September 30, and December 31 at $0.45, $0.45, $0.30 and $0.00 per share respectively. Twelve monthly dividends on Preferred Stock were declared and paid at an average of approximately $.126 per share per month.

         Holders of the Preferred Shares are entitled to a dividend preference in an amount equal to an "annualized return" on the Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year. The annualized return is the lesser of: (a) 10.25%, (b) 1.50% over the Prime Rate (determined on a not less than quarterly basis), or (c) the rate set by the Board of Directors. The preferred dividend preference is not cumulative.

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

         Preparation of Company's financial statements is based upon the operating results of the Trust and CAFC. Management's discussion and analysis of the operating results for the years ended December 31, 2005 and 2004 follows.

OVERVIEW

         In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange.

         From 1997 through 2003, the Trust's financial statement reported CAFC by the equity method of accounting. The equity method of accounting records an equity investment at cost and adjusts it by the investment's share of earnings or losses and decreases it by dividends received.

         For the years ended 2004 and 2005, the Trust implemented reporting CAFC pursuant to the requirement of Financial Accounting Standards No.144 ("FAS 144"). Pursuant to the asset for disposal criteria of FAS 144, CAFC's operating results are consolidated with the Trust's operating results to report the Company's 2005 and 2004 consolidated statement of operations and CAFC's assets and liabilities are included in the Company's 2005 balance sheet and reported in the 2004 consolidated balance sheet as held for disposal.

         Prior to year end 2004, Management identified CAFC as an asset held for sale within the meaning of FAS 144. On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's shares. The Trust's shares were available for immediate delivery and the transaction was expected to be completed during the first quarter of 2006. Management expected the sale of the Trust's CAFC investment to approximate the greater of its GAAP book value or its fair market value. Subsequently, the offer to purchase CAFC's shares was withdrawn and CAFC's common shares were acquired by the Trust. During the first quarter of 2006, the Trust announced its intent to cease mortgage loan originations by CAFC and to monetize CAFC's loan inventory. Any loans not sold into the secondary market will be transferred to the Trust or sold to an affiliated company at their estimated fair market value.

         Management believes that discontinuing CAFC's operations will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and restrictions of the Trust's access to CAFC's funding agreement.

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

Allowance for Loan Losses. A provision for loan losses in based on management's evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, general economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, past loan loss experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

Asset held for disposal. CAFC is identified as an asset held for disposal. Substantial disposal of this asset is expected during the first quarter of 2006 with the remaining assets to be monetized or transferred to the Trust or sold to an affiliate company at their estimated fair market value in the second quarter of 2006.

         Management has discussed the critical accounting policies and the development, selection and disclosure of the estimates and alternatives with the Audit Committee of the Trust's Board of Directors and obtained their approval prior to filing this report with the Securities and Exchange Commission.

Operating Strategy
------------------
         As a portfolio lender the Company will primarily invest in California non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. The Trust will continue to limit its mortgage investment to a loan to value ratio that does not exceed 75% of the underlying collateral. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades.

         CAFC's operations were discontinued in the first quarter of 2006. Substantial disposal of CAFC's assets is expected in the first half of 2006 with the remaining assets monetized or transferred to the Trust or a related party at fair market value.

Loan Origination and Loan Servicing
-----------------------------------
         Since the discontinuation of loans originations by CAFC, the Manager has provided whole loans for the Mortgage Investment Business. Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan. Mortgage loan servicing consists of collecting payments from borrowers making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults and performing other administrative duties. The Company does not acquire or maintain a loan's servicing rights, unless the mortgage loan is owned by the Company. All or a portion of the aforementioned servicing responsibilities contracted to the Manager, may be subcontracted by the Manager.

Contingencies and Commitments
-----------------------------
         Mortgage banking loans are held for sale into the secondary mortgage market. Mortgage investment loans consist of portfolio loans held until prepayment, maturity or foreclosure. As of December 31, 2005, the Mortgage Investment Business portfolio totaled $19,991,245 consisting of 47 loans, of which 8 loans totaling $2,436,699 or 12% of the portfolio loan value were delinquent over 60 days. As of February 28, 2006, two of the delinquent loans were brought current or paid off and six loans totaling $2,144,548 or 10% of the December 31, 2005 portfolio balance remained delinquent. As of December 31, 2005, the Trust held one property as a real estate investment for sale.

         As of December 31, 2004, the Mortgage Investment Business portfolio totaled $19,053,474 consisting of 65 loans, of which 11 loans totaling $2,534,083 or 13% of the portfolio loan value were delinquent over 60 days. As of February 28, 2005, three of the delinquent loans were brought current or paid off and 8 loans totaling $2,061,438 or 11% of the December 31, 2004 portfolio balance remained delinquent. As of December 31, 2004, the Trust held one property as a real estate investment for sale.

         In assessing the delinquent mortgage loans, management estimates a net gain will be recognized, if it is necessary to foreclose on the delinquent mortgage loans. Estimates are based on an anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of pre-existing liens, costs of disposition, the face amount of the mortgage loan and accrued interest receivable.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During 2005 no loans were sold to Lehman Brothers Bank pursuant to this guarantee.

As of December 31, 2005, the following table summarizes the Trust's outstanding repayment obligations.

        Maximum Other                                  Amounts of Commitment Expiration Per Period
         Commercial               Total                -------------------------------------------
      Commitments (a)            Amounts         Less than                          3 - 5        After 5
   as of December 31, 2005      Committed          1 year         1 - 3 years       years         years
   -----------------------      ---------          ------         -----------       -----         -----
Bank loans payable (b)          $10,474,997          0             10,474,997         0             0
Warehousing facilities (c)       $5,792,646      $5,792,646            0              0             0
Total Commercial Commitments    $16,267,643      $5,792,646       $10,474,997         0             0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business' outstanding obligations as of December 31, 2005 due in 1-3 years were $10,474,997.

(c) The Mortgage Banking Business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market. The warehousing facility balance includes a $950,000 liability to Calliance Realty Fund, a related party.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

         Revenues for the year ended December 31, 2005 decreased to $3,797,885 as compared to $3,903,488 for 2004. During 2005 interest income declined $178,361 primarily due to lower interest yields from mortgages. Service release premiums increased $44,102 due to increased secondary mortgage market sales.

         Expenses for the year ended December 31, 2005 increased to $3,880,209 as compared to $3,259,453 for the previous year. The increase in 2005 compared to 2004 is primarily due higher interest expenses on loans of $412,117 due to increased average borrowings and rising interest rates, higher provisions for loan losses of $281,653 and higher general and administrative services of $123,863 due to increased costs of other professional services. Loan origination costs decreased $87,313 despite higher origination income and service release premiums on account of increased outsourcing.

         During 2005, there were real estate owned losses in the amount of $76,084 and real estate expenses of $23,900.

         Net Loss for the year ended December 31, 2005 was $307,308. Net Income for the year ended December 31, 2004 was $669,871.

         At year ended December 31, 2005, the Company's mortgage notes receivable balance was $7,265,142 more than the mortgage notes receivable balance for the year ended December 31, 2004. At year ended December 31, 2005, the real estate owned balance was $1,298,350 more than the year ended December 31, 2004 balance.

LIQUIDITY AND CAPITAL RESOURCES

         During 2005, the Company had access to a $25,000,000 repurchase facility. This facility matures on June 30, 2007. During 2005, the Trust also secured a $7,000,000 term facility, with a November 14, 2007 maturity and a one year extension option. Management believes that cash flow from operations, the mortgage loans that are paid off, additional credit facilities that may be obtained during 2006 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2005

         As of January 1, 2005, the Trust had $155,462 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2005 were $1,626,247. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's increased liquidity was from financing activities. The primary use of cash was operating and investing activities.

         Net cash provided by the operating activities during the year ended December 31, 2005 was $53,658. The change in related party accounts of $364,252 and the increased non-cash provision for loan losses of $215,000 were the primary sources of cash. A net loss of $307,308, the decrease in other liabilities of $104,356 and the increase of other assets of $104,649 were the primary uses of cash.

         Net cash of $11,158 was provided by investing activities. Increased mortgage notes receivable used $8,378,900. A decrease in warehousing facilities provided $4,842,646, the discontinuing of CAFC operations provided 2,459,653, and warehouse financing from a related party provided $950,000.

         Net cash provided by financing activities during the year ended December 31, 2005 was $1,405,969. Treasury stock purchases of $618,318 and dividends paid of $203,169 were the largest uses of cash from financing activities. The primary provider of cash from financing activities was $2,227,456 drawn from bank lines of credit.

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

         Net cash of $2,447,623 was provided from investing activities. A decrease in mortgage notes receivable provided 1,241,008 and a decrease in warehousing facilities provided $1,222,739.


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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk
-----------
         Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The Company's primary market risks are interest rate risk and credit risk of the Mortgage Investment Business.

         Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Company's assets are fixed-rate loans. The Company's loans are valued on the December 31, 2005 balance sheet at the lower of cost or market.

         As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets are decreased, the market value of the its mortgage loans may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of its mortgage loans may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain loans. In addition, changes in the general level of the United States Prime Rate can affect the Company's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over the Prime Rate. As the level of the Prime Rate increases or decreases, the Company's interest expense will move in the same direction.

         On account of the relatively short adjusted weighted average maturity of the mortgage investment portfolio (32 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Company may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

         All loans are subject to a certain probability of default and foreclosure. An increase in the Company's default rates may reduce the book value of the Company's assets and the Company's earnings and cash flow available to fund operations and pay dividends.

         The Company manages credit risk through the underwriting process, limiting loans in the mortgage investment portfolio (including the maximum deferral of interest) at the time of funding to 75% of the collateral's appraised value, establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Company assumes that a certain portion of its loan originations will default and adjusts the allowance for loan losses based on that assumption.

Asset and Liability Management
         Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the mortgage investment portfolio's liabilities to the portfolio's adjusted weighted average maturity (32 months).

         CAFC's assets and liabilities are significantly shorter. The CAFC's secondary mortgage market originations are usually pre-sold or sold for delivery within 60 days and are financed with a repurchase facility that provides up to 90 days of financing.

         The majority of the investment mortgage loans pay a fixed rate and the income from such assets are relatively unaffected by interest rate changes. The associated liabilities are currently under variable rate lines of credit that reset monthly. Given this relationship between assets and liabilities, the interest rate sensitivity gap is highly negative. This implies that a period of falling short term interest rates will tend to increase net interest income, while a period of rising short term rates will tend to reduce the net interest income.

         CAFC's assets are a fluctuating mix of fixed and variable rate mortgages. At origination, the disposition of these loans is identified and their secondary market sales pricing is frequently predetermined. Given this relationship, CAFC's interest rate sensitivity is neutral, if secondary mortgage market purchase commitments are honored.

ITEM 7. FINANCIAL STATEMENTS

         The following Company consolidated financial statements are filed as part of this report:

         Report of Independent Registered Public Accounting Firm. . . . . .  F-1
         Report of Independent Registered Public Accounting Firm. . . . . .  F-2
         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  .  F-3
         Consolidated Statements of Operation . . . . . . . . . . . . . . .  F-4
         Consolidated Statements of Changes in Stockholders' Equity . . . .  F-5
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . .  F-6
         Notes to Consolidated Financial Statements . . . . . . . . . . . .  F-7

         The unaudited 2005 and 2004 fourth quarter operating statement is presented on the next page with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor Reports for the two year period ended December 31, 2005.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended
                                                              December 31
                                                          2005           2004
                                                          ----           ----
REVENUES
     Interest income                                 $   582,065    $   639,926
     Loan origination income                             161,559         91,340
     Service release premium                              65,439        257,639
     Other income                                         13,516         47,555
                                                     -----------    -----------
         Total revenues                                  822,579      1,036,460

EXPENSES
     Loan servicing fees to related party                 87,442         82,154
     Management fees to related parties                   71,590        103,382
     Interest expense on loans                           314,192        268,734
     Interest expense on loans from related party         16,437          2,595
     Loan origination costs                               83,383        175,723
     Provisions for loan losses                          135,983        (24,323)
     Wages and salaries                                  160,247        180,231
     Taxes                                                 9,994          9,393
     General and administrative                          142,415         93,700
                                                     -----------    -----------
         Total expenses                                1,021,683        891,589
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS             $  (199,104)   $   144,871

     Operating expenses of real estate owned                  --         (2,155)
     (Loss) on real estate owned                              --        (46,502)
     Minority interest                                        --            434
                                                     -----------    -----------
         Total loss and income from asset held
            for disposal and real estate owned                --        (48,223)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (199,104)   $    96,648
                                                     ===========    ===========

PREFERRED DIVIDENDS                                  $      --      $    86,096
                                                     -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON                $  (199,104)   $    10,118
                                                     ===========    ===========

BASIC EARNINGS PER COMMON SHARE                      $     (0.50)   $      0.02
                                                     ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                    $     (0.50)   $      0.02
                                                     ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                   $      0.00    $      0.41
                                                     ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                      $      0.00    $      0.00
                                                     ===========    ===========


BASIC COMMON SHARES                                      393,232        439,813
                                                     ===========    ===========

DILUTED COMMON SHARES                                    393,232        496,623
                                                     ===========    ===========

                See accompanying notes to financial statements.

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheet of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Company"), as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing, the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Rothstein, Kass & Company, LLP
----------------------------------

San Francisco, California
February 28, 2006, except for Note 19, which is as of March 28, 2006.

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheet of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Company'), as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing, the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Novogradac & Company LLP
----------------------------

San Francisco, California
February 28, 2005

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets
                           December 31, 2005 and 2004

                                                                                      2005             2004
                                                                                      -----            ----
ASSETS
    Cash and cash equivalents                                                    $  1,626,247    $    155,462
    Restricted cash                                                                   280,923          98,755
    Marketable securities                                                              19,577           1,724
    Accounts receivable                                                               715,742         706,461
    Other assets, net                                                                  91,267            --
    Due from related party                                                              2,244          23,170
    Notes receivable:
       Mortgage notes receivable                                                   26,443,616      19,053,474
       Allowance for loan losses                                                     (390,000)       (175,000)
                                                                                 ------------    ------------
          Net notes receivable                                                     26,053,616      18,878,474
    Real estate owned                                                               1,978,350         680,000
    Asset held for sale                                                                    --       4,981,303
    Investments in related party                                                        5,000              --
    Origination costs, net                                                            183,900         243,899
                                                                                 ------------    ------------

    Total assets                                                                 $ 30,956,866    $ 25,769,248
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                                 $    280,923    $     98,755
         Bank loans payable                                                        10,474,997       8,247,541
         Warehousing facilities                                                     4,842,646              --
         Warehousing facilities from related party                                    950,000              --
         Mortgage payable                                                             962,127         551,922
         Due to related party                                                         343,326              --
         Liabilities of asset held for sale                                                --       2,521,650
         Other liabilities                                                            169,854         274,210
                                                                                 ------------    ------------
    Total liabilities                                                              18,023,873      11,694,078

    Commitments and contingent liabilities
         Minority interest in subsidiary                                                   --         (12,593)

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;                     2,138           2,138
           213,820 shares issued and outstanding at December 31, 2005 and 2004
       Additional paid in capital - preferred stock                                 5,509,728       5,669,123
    Less treasury stock: 4,139 and 3,176 preferred shares at
           December 31, 2005 and 2004 at cost                                        (101,389)        (86,944)

       Common stock, $.01 par value; 2,000,000 shares authorized;                       5,001           5,001
           500,032 and 497,161 shares issued and outstanding at
           December 31, 2005 and 2004, respectively
       Additional paid in capital - common stock                                    9,370,911       9,414,685
    Less treasury stock: 110,000 and 57,707 common shares at
           December 31, 2005 and 2004, respectively                                (1,630,734)     (1,026,861)
       Accumulated other comprehensive income                                         (25,686)            287
       Retained earnings                                                             (196,976)        110,334
                                                                                 ------------    ------------

    Total stockholders' equity                                                     12,932,993      14,075,170
                                                                                 ------------    ------------

    Total liabilities and stockholders' equity                                   $ 30,956,866    $ 25,769,248
                                                                                 ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations
                 For the years ended December 31, 2005 and 2004

                                                                                         2005           2004
                                                                                         -----          ----
REVENUES
       Interest income                                                               $ 2,626,102    $ 2,804,463
       Loan origination income                                                           702,195        684,126
       Service release premium                                                           407,158        363,056
       Other income                                                                       62,430         51,843
                                                                                     -----------    -----------
           Total revenues                                                              3,797,885      3,903,488

EXPENSES
       Loan servicing fees to related parties                                            515,372        460,863
       Management fees to related parties                                                339,098        343,359
       Interest expense on loans                                                       1,229,572        817,455
       Interest expense on loans from related parties                                     16,438         29,430
       Loan origination costs                                                            246,495        333,808
       Provision for loan losses                                                         329,483         47,830
       Wages and salaries                                                                613,431        622,042
       Taxes                                                                              40,760         39,436
       Amortization                                                                           --         14,533
       General and administrative                                                        674,560        550,697
                                                                                     -----------    -----------
             Total expenses                                                            4,005,209      3,259,453
                                                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                (207,324)       644,035

       Operating expenses of real estate owned                                           (23,900)       (38,619)
       Gain (loss) on real estate owned                                                  (76,084)        65,802
       Minority interest                                                                      --         (1,347)
                                                                                     -----------    -----------
          Total loss and income from asset held for disposal and real estate owned       (99,984)        25,836
                                                                                     -----------    -----------

NET INCOME (LOSS)                                                                    $  (307,308)   $   669,871
                                                                                     ===========    ===========

PREFERRED DIVIDENDS                                                                      159,395        318,788
                                                                                     -----------    -----------

NET INCOME  (LOSS) AVAILABLE TO COMMON                                               $  (466,703)   $   351,083
                                                                                     ===========    ===========

BASIC EARNINGS PER COMMON SHARE                                                      $     (1.13)   $      0.80
                                                                                     ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                                                    $     (1.13)   $      0.69
                                                                                     ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                                                   $      0.76    $      1.51
                                                                                     ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                                                      $      0.10    $      1.20
                                                                                     ===========    ===========

BASIC COMMON SHARES                                                                      413,801        437,726
                                                                                     ===========    ===========

DILUTED COMMON SHARES                                                                    432,795        505,435
                                                                                     ===========    ===========

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                  Statements of Changes in Stockholder's Equity
                 For the years ended December 31, 2005 and 2004

                                                                 Preferred                                 Common
                                                                Additional                               Additional
                                      Preferred    Preferred      Paid in        Common      Common       Paid in        Treasury
                                        Shares       Stock        Capital        Shares      Stock        Capital          Stock
                                        ------       -----        -------        ------      -----        -------          -----
BALANCE, JANUARY 1, 2004               210,644     $ 2,138     $ 5,669,123     434,769     $ 4,972     $ 9,388,875     $ (1,140,717)
Acquisition of Treasury Stock              ---         ---             ---      (2,549)        ---             ---          (56,406)
Exercise of options for common stock       ---         ---             ---      10,105          29          25,810           83,318
Net income                                 ---         ---             ---         ---         ---             ---              ---
Dividends                                  ---         ---             ---         ---         ---             ---              ---
Unrealized gain / (loss)                   ---         ---             ---         ---         ---             ---              ---
                                       -------     -------     -----------     --------    -------     -----------     -------------


BALANCE, DECEMBER 31, 2004             210,644       2,138       5,669,123     442,325       5,001       9,414,685       (1,113,805)
Acquisition of Treasury Stock             (963)        ---             ---     (52,293)        ---             ---         (618,318)
Exercise of options for common stock       ---         ---             ---         ---         ---             ---              ---
Net (loss)                                 ---         ---             ---         ---         ---             ---              ---
Dividends                                  ---         ---        (159,395)        ---         ---         (43,774)             ---
Unrealized gain / (loss)                   ---         ---             ---         ---         ---             ---              ---
                                       -------     -------     -----------     --------    -------     -----------     -------------


BALANCE, DECEMBER 31, 2005             209,681     $ 2,138     $ 5,509,728     390,032     $ 5,001     $ 9,370,911     $ (1,732,123)
                                       =======     =======     ===========     ========    =======     ===========     =============

                                       Accumulated
                                          Other
                                      Comprehensive     Retained                       Comprehensive
                                         Income         Earnings         Total            Income
                                         ------         --------         -----            ------

BALANCE, JANUARY 1, 2004               $   2,902     $  283,369      $14,210,662
Acquisition of Treasury Stock                ---            ---          (56,406)
Exercise of options for common stock         ---            ---          109,157
Net income                                   ---        669,871          669,871         669,871
Dividends                                    ---       (842,906)        (842,906)
Unrealized gain / (loss)                 (15,208)             -          (15,208)        (15,208)
                                       ---------     ----------      -----------      -----------
                                                                                      $  654,663
                                                                                      ===========
BALANCE, DECEMBER 31, 2004               (12,306)        110,334      14,075,170
Acquisition of Treasury Stock                ---            ---         (618,318)
Exercise of options for common stock         ---            ---              ---
Net (loss)                                   ---       (307,310)        (307,310)       (307,310)
Dividends                                    ---            ---         (203,169)
Unrealized gain / (loss)                 (13,380)           ---          (13,380)        (13,380)
                                       ---------     ----------      -----------      -----------
                                                                                      $ (320,690)
                                                                                      ===========
BALANCE, DECEMBER 31, 2005             $ (25,686)    $ (196,976)     $12,932,993
                                       =========     ==========      ===========

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows
                 For the years ended December 31, 2005 and 2004

                                                                                             2005            2004
                                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                                                 $   (307,308)   $    669,871
      Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
        Provision for loan losses                                                            215,000          84,000
        Amortization                                                                            --            14,533
        Loss on real estate owned                                                               --           105,404
        Increase (decrease) in cash attributable to changes in assets and liabilities           --              --
        (Increase) decrease in accounts receivable                                            (9,281)       (100,719)
        (Increase) in other assets                                                          (104,649)           --
        Change in due to / due from related party                                            364,252          86,083
        Increase (decrease) in other liabilities                                            (104,356)        126,420
                                                                                        ------------    ------------
          Net cash (used in) provided by operating activities                                 53,658         985,592

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                                          (17,853)          5,366
      (Increase) decrease of investment in related party                                      (5,000)           --
      (Increase) decrease in origination costs                                                59,999          59,287
      Discontinuance of operations of CAFC                                                 2,459,653            --
      (Increase) decrease in warehousing facilities                                        4,842,646       1,222,739
      (Increase) decrease in warehousing facilities to related party                         950,000            --
      (Increase) decrease in net real estate owned                                           652,535         328,524
      Increase (decrease) in net mortgage payable                                           (551,922)       (275,904)
      (Loss) from asset held for sale                                                           --          (133,397)
      (Increase) decrease in net mortgage notes receivable                                (8,378,900)      1,241,008
                                                                                        ------------    ------------
        Net cash (used in) provided by investing activities                                   11,158       2,447,623

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from bank loans                                                         2,227,456       8,247,541
      Payments of bank loans                                                                    --       (11,773,149)
      Issuance of common stock                                                                  --            25,839
      Purchase of treasury stock                                                            (618,318)         (1,833)
      Sale of treasury stock and exercised options                                              --            28,745
      Preferred dividends paid                                                              (159,395)       (318,788)
      Common dividends paid                                                                  (43,774)       (524,118)
                                                                                        ------------    ------------
        Net cash provided by (used in) by financing activities                             1,405,969      (4,315,763)
                                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,470,785        (882,548)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               155,462       1,038,010
                                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  1,626,247    $    155,462
                                                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                                            $        668    $    336,208
                                                                                        ============    ============
      Cash paid for taxes                                                               $     24,886    $     13,527
                                                                                        ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Foreclosures, net of reserves                                                     $    988,758    $    168,078
                                                                                        ============    ============
      Assumption of debt on real estate owned                                           $    962,127    $    551,922
                                                                                        ============    ============

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

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

     As of December 31, 2005, the Trust owned all CAFC's common and preferred shares. As of December 31, 2004, The Trust's Manager owned CAFC's common shares which constituted a 1% economic interest and voting control. The Trust's Manager manages CAFC and provides mortgage origination and sale services for CAFC.

     On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's preferred stock. The Trust's investment in CAFC is entirely comprised of preferred stock. The Trust's investment was available for immediate delivery and the transaction was expected to be completed during the first quarter of 2006. Subsequently, the CAFC purchase offer was withdrawn and CAFC's common shares were acquired by the Trust.

     As of December 31, 2005, the Trust and CAFC are consolidated in the Company's financial statements. As of December 31, 2004 CAFC's operating results are consolidated in the statement of operations and the Company's balance sheet presents CAFC's assets and liabilities as held for sale and the minority interest of CAFC not owned by the Trust as "Minority interest in subsidiary".

     Capital Alliance Advisors, Inc. (the "Manager") originates, services, and sells the Company's loans.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     Basis of accounting. The Company prepares its financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America. The Company's year-end for tax and financial reporting purposes is December 31. Pursuant to the asset disposal criteria of Financial Accounting Standard No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), CAFC's is consolidated with the Trust to report the Company's 2005 and 2004 consolidated financial statements.

     Use of estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

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

     Origination costs. Origination costs relating to investment mortgage notes receivable are capitalized and amortized over the term of the mortgage notes receivable. Origination costs relating to mortgages identified for sale in the secondary mortgage market are capitalized and expensed upon sale.

     Exit or disposal costs. Statement of Financial Accounting Standards No.146 ("FAS 146") "Accounting for Costs Associated with Exit or Disposal Activities" was issued in 2002. The disclosure provision of FAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and has been incorporated into these financial statements and accompanying footnotes.

     Impairment and disposal policy. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets, then an impairment loss, measured as the excess, if any, of the net book value of the assets over their fair value is recorded. As of December 31, 2005 and 2004, CAFC is identified as held for disposal within the FAS 144 guidelines.

     Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by comparing the mortgage note receivable interest rate to current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. It was determined that the difference between the carrying amount and the fair value of the mortgage notes receivable is immaterial. For loans payable, fair value is estimated by comparing the current applicable interest rates to the current applicable borrowing rates. It was determined that the difference between the carrying amount and the fair value of loans payable is immaterial.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

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

     State taxes. The state of Delaware imposed a tax on the capitalization of the Trust. The Company expensed $20,000 and $19,200 for these taxes in 2005 and 2004. During 2005 and 2004, the Company expensed $2,400 and $913 for California Franchise taxes.

     Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management reviews the likelihood that the loan will be repaid. For these delinquent loans, management continues to record interest income and establishes a loan loss reserve as necessary to protect against losses in the loan portfolio including accrued interest. However, if the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, interest is not accrued. The Trust's loan origination income is deferred and recognized over the life of the loan. CAFC's loan origination income is recognized at origination. CAFC's service release premium is recognized at the time of the mortgage's sale into the secondary market.

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

     The Trust accounts for stock options under APB 25. Since the exercise price of each option granted has been equal to or higher than the closing market price of the Company's Common Shares at the date of grant, no expense is recognized. The pro forma results of reporting the Company's stock option grants using the fair value method consistent with FAS 123, for the years ended December 31, 2005 and 2004 follow:



                   [REMAINDER OF PAGE INTENTIALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

                                                                         2005                  2004
                                                                         ----                  ----

     Net income (loss) available to common stock                     $ (466,307)            $ 351,083
     Less: Stock based expense using the fair value method                   ---                  ---
                                                                     -----------            ---------
     Pro forma net income (loss) available to common stock           $ (466,307)            $ 351,083
                                                                     ===========            =========

     Net income (loss) per common share:
     Basic:
         As reported                                                     $(1.13)              $0.80
         Pro forma                                                       $(1.13)              $0.80
     Diluted:
         As reported                                                     $(1.13)              $0.69
         Pro forma                                                       $(1.13)              $0.69

     Since no options were issued or vested during 2005 or 2004, the reported operating results are identical to the pro forma amounts. (See "Recent accounting pronouncements" within Note 2 below).

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

     In December 2004, the FASB issued FASB Statement No.153 "Exchange of Non-monetary Assets" ("FAS 153"), an amendment of APB Opinion No.29 "Accounting for Non-monetary Transactions". The amendments made by FAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods after the date of issuance. The provisions of FAS 153 shall be applied prospectively. The Company does not believe the adoption of FAS 153 will have a significant impact on the Company's overall results of operations or financial position.

     In March 2005, the FASB issued FASB Interpretation No.47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligations as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations". The Company's adoption of FIN 47 did not have a material impact on the consolidated financial statements.

         In May 2005, the FASB issued FASB No.154, "Accounting Changes and Error Corrections" ("FAS154"), which replaces APB Opinion No.20, "Accounting Changes" and FASB No.3 "Reporting Accounting Changes in Interim Financials Statements". This Standard retained accounting guidance related to changes in estimates, changes in reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

     Company does not believe adoption of FAS 154 will have a material impact on its financial condition or results of operations.

3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Company and its borrowers, a portion of the proceeds are held by the Company in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2005 and 2004, mortgage note holdbacks from the consummation of mortgage loans made amounted to $280,923 and $98,755, respectively.

4.   Marketable securities
     ---------------------

     Marketable securities consist of equity securities and are accounted for as available-for-sale securities. During the year ended December 31, 2005, a net loss of $174 was realized from the sale of equity securities. As of December 31, 2005 the marketable securities totaled $19,577, which includes an unrealized loss of $13,380. As of December 31, 2004 the marketable securities totaled $1,724, which includes an unrealized gain of $287. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income.

5.   Accounts receivable
     -------------------

     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of December 31, 2005 and 2004, accrued interest and other amounts due from borrowers were $715,742 and $706,461 respectively.

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advances funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquires all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2005 and 2004, the Trust advanced to CAFC $0 and $1,415,487, respectively. The interest rate on this line of credit varies with market conditions and is payable monthly. As of December 31, 2005 and 2004 the applicable interest rate was 10.25% and 8.25%, respectively. The Trust earned interest in the amount of $81,767 and $188,275 during 2005 and 2004, respectively, of which $0 and $0 was outstanding as of December 31, 2005 and 2004, respectively.

     The Trust entered into a loan purchase agreement on January 1, 1998 with Calliance Mortgage Trust, which subsequently merged into the Mortgage Division of Calliance Realty Fund, LLC ("CRF") on May 30, 2000. Under the terms of the agreement, the Trust advances funds to CRF to acquire mortgage loans secured by real estate. The Trust then acquires all of CRF's right, title and interest in such loans. CRF is obligated to reacquire the loans from the Trust at a preset price. As of December 31, 2005 and 2004, CRF owed the Trust $0 and $0, respectively. Annual interest on this line of credit is between 7.0% and 12.0% and is payable monthly. The Trust earned interest in the amount of $0 and $0 during 2005 and 2004, respectively, none of which was outstanding as of December 31, 2005 or 2004. The Trust also borrows on an unsecured basis from CRF with interest payable monthly at an annual rate of between 5.0% and 12.0%. As of December 31, 2005 and 2004, the Trust had repaid all borrowings from CRF. During 2005 and 2004, the Trust paid interest in the amount of $0 and $0, respectively.

     CAFC received an advance of $950,000 and $0 from CRF as of December 31, 2005 and 2004, respectively. CRF charges a variable interest rate of prime plus 3.00% on all advances. CAFC has pledged a mortgage note receivable to collateralize the balance. The advance is callable by CRF upon 30 days written notice. As of December 31, 2005 and 2004, the Prime rate was 7.25% and 5.00%, respectively. CAFC expensed interest of

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

6.   Warehousing facilities to related parties
     -----------------------------------------

     $12,139 and $32,430 in 2005 and 2004, respectively. As of December 31, 2005 and 2004 accrued interest was $0 and $0, respectively.

     The aforementioned warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

7.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2005 and 2004 follows:

                                             2005            2004
                                             ----            ----
      Balance, beginning of year        $ 19,053,474    $ 20,556,488
      Additions during period:
         Originations                     65,213,362      13,973,068
         Transferred from Trust                   --              --
         CAFC adjustment                   4,674,462
      Deductions during period:
         Collections of principal        (14,207,241)    (15,214,076)
         Repayments                       (3,302,412)             --
         Sales                           (44,253,688)             --
         Foreclosures, net of reserve       (734,341)       (168,078)
         Write offs                               --         (93,928)
                                        ------------    ------------
      Balance, end of year              $ 26,443,616    $ 19,053,474
                                        ============    ============


     As of December 31, 2005, the Trust's and CAFC's mortgage notes receivable balances are $19,991,245 and $6,452,371, respectively. The mortgage notes receivable represent home equity loans primarily secured by deeds of trust on one-to-four unit residential real estate. The Company is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

7.   Mortgage notes receivable (continued)
     -------------------------------------

The Company's mortgage notes receivable balance relates to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2005:

                                                                                                                           Amount of
                                                                                          Face amount      Carrying       delinquent
                                                        Final       Monthly     Lien          of           amount of       principal
    Principal outstanding         Interest rate    maturity date    payment    Priority   mortgage(s)     mortgage(s)       (Note A)
    ---------------------         -------------    -------------    -------    --------   -----------     -----------       --------

Individual loans greater than
   $499,999:                          11.00%           01/01/11      $15,583    First      1,700,000     $  1,699,991    $       ---
                                                                                                                                 ---
                                      10.50%           01/01/07       13,125    First      1,500,000        1,500,000
                                                                                                                                 ---
                                      11.25%           10/01/07       14,063    Second     1,500,000        1,500,000

                                       8.99%           04/01/08       10,563    First      1,410,000        1,410,000            ---
                                                                                                                                 ---
                                      13.50%           04/01/08       12,085    Second     1,075,000        1,074,259
                                                                                                                                 ---
                                      11.00%           12/01/06        9,121    Second       995,000          995,000
                                                                                                                             840,000
                                      11.875%          05/01/06        8,313    Second       840,000          840,000
                                                                                                                                 ---
                                      12.50%           01/01/21        8,333    Second       800,000          800,000
                                                                                                                                 ---
                                      10.50%           10/01/08        6,563    First        750,000          750,000
                                                                                                                                 ---
                                      13.00%           03/01/06        7,583    First        700,000          700,000
                                                                                                                                 ---
                                      11.75%           09/01/07        5,630    First        575,000          575,000
                                                                                                                                 ---
                                      14.00%           02/01/06        6,542    First        518,900          560,700
                                       7.50%           10/01/35        5,938    First        950,000          948,586            ---
                                      10.50%           06/01/10        4,375    Second       500,000          500,000            ---
                                       6.00%           02/01/36        3,500    First        700,000          700,000            ---
                                       6.08%           11/01/35        3,324    First        656,808          655,808            ---
                                       6.63%           11/01/35        2,783    First        504,000          504,000            ---
Loans from $400,000-$499,999      1.00% to 12.75%  19 to 359 months                        2,353,000        2,319,984        480,000
Loans from $300,000-$399,999      6.23% to 11.75%   8 to 358 months                        3,280,443        3,272,641        300,000
Loans from $200,000-$299,999      9.00% to 13.50%   3 to 358 months                        2,780,414        2,780,414        706,800
Loans from $100,000- 199,999      6.75% to 12.00%   5 to 355 months                        1,459,280        1,376,779            ---
Loans up to $99,999               5.75% to 14.50%   1 to 281 months
                                                                                           1,154,080          980,454        109,900
                                                                                           ---------     ------------    -----------
Total Mortgage Notes Receivable
      at December 31, 2005                                                              $ 26,701,367     $ 26,443,616    $ 2,436,700
                                                                                        ============     ============    ===========

(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2005, there were eight (8) loans totaling $2,436,700 of principal and $76,353 of interest that were 90 to 180 days delinquent on interest payments. There are no loans that were delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

7.   Mortgage notes receivable (continued)
     -------------------------------------

The Trust's mortgage notes receivable balances relate to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2004:

                                                                                                                           Amount of
                                                                                          Face amount     Carrying        delinquent
                                                        Final       Monthly     Lien          of          amount of        principal
    Principal outstanding         Interest rate    maturity date    payment    Priority   mortgage(s)    mortgage(s)       (Note A)
    ---------------------         -------------    -------------    -------    --------   -----------    -----------       --------

Individual loans greater than
   $499,999:                           10.50%           06/01/10      $ 4,375    Second    $  500,000      $  500,000    $      ---
                                       13.00%           06/01/09        5,904    Second       545,000         545,000           ---
                                        9.99%           06/01/06        4,162    First        500,000         500,000           ---
                                        9.75%           06/01/05        6,500    First        800,000         800,000           ---
                                       10.50%           01/01/07       13,125    First      1,500,000       1,500,000           ---
                                       14.00%           02/01/06        6,054    First        518,900         560,700           ---
                                       12.00%           09/01/05       10,000    Second     1,000,000       1,000,000           ---
                                        9.99%           12/01/07        5,838    First        701,250         701,250           ---
                                        9.99%           07/01/10        8,057    First        968,000         968,000           ---
                                       11.99%           07/01/09        7,937    Second       735,000         734,341       734,341
                                       13.50%           04/01/08       12,086    Second     1,075,000       1,074,307           ---
Loans from $400,000-$499,999      10.99% to 12.75%  18 to 48 months                         1,353,750       1,353,750           ---
Loans from $300,000-$399,999       6.38% to 12.50%  9 to 357 months                         3,155,413       3,087,318       673,149
Loans from $200,000-$299,999       7.75% to 13.50%  4 to 343 months                         3,085,734       3,022,061       431,000
Loans from $100,000- 199,999       6.75% to 14.50%  3 to 359 months                         1,710,246       1,778,776       600,377
Loans up to $99,999                5.75% to 14.50%  1 to 237 months                         1,081,794         927,971        95,217
                                                                                         ------------    ------------    -----------
Total Mortgage Notes Receivable
      at December 31, 2004                                                               $ 19,230,086    $ 19,053,474    $ 2,534,084
                                                                                         ============    ============    ===========

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

8.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent. Management believes a $390,000 and $175,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of December 31, 2005 and 2004, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses for the years ended December 31, 2005 and 2004 follows:

                                                       2005           2004
                                                       ----           ----
     Balance, beginning of year                     $ 175,000      $ 206,000
     CAFC adjustment                                   40,000            ---
     Provision for loan loss                          469,483         84,000
     Write-off of uncollectible loans                (294,483)       (93,928)
     Disposal costs of uncollectible loans                ---        (21,072)
                                                    ---------      ---------
     Balance, end of year                           $ 390,000      $ 175,000
                                                    =========      =========

9.   Real estate owned
     -----------------

     As of January 1, 2004, the Company owned three properties. During 2004, the Company sold three properties and foreclosed on another property. As of December 31, 2004, the Company owned one property. During 2005, the Company sold one property and foreclosed on another property. During 2005, a previously written-off property's title was transferred for a gain of $6,000.

     A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2005 and 2004:

                                                               2005            2004
                                                               ----            ----
     Balance, beginning of year                              $ 680,000   $    415,000
     Additions                                                                    ---
     Foreclosed mortgage notes, net of reserve (non-cash)      988,758        168,078
     Assumption of senior debt                                 962,127        551,922
     Repayment of senior debt                                 (551,992)           ---
     Accrued interest capitalized (non-cash)                       ---       (102,800)
     Gain (loss) on sale (non-cash)                            (54,669)        (2,604)
                                                           -----------   ------------
                                                             2,024,294      1,029,596
     Less: Proceeds from sale of real estate owned (net
           of closing costs)                                  (349,596)       (45,944)
                                                           -----------   ------------
     Balance, end of year                                  $ 1,978,350   $    680,000
                                                           ===========   ============

10.  Asset held for sale
     -------------------

     Capital Alliance Funding Corporation
     ------------------------------------

     Organization
     ------------

     On April 11, 1997, the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. As of December 31, 2005, the Trust owned all the Common shares (1,000 voting shares) and all the Series "A" Preferred Stock (2,000 shares of non-voting stock). As of December 31, 2004, The Trust's Manager owned all of the Common Shares of CAFC, which constituted a 1% economic interest and had 100% voting control. The Trust's Manager manages CAFC and provides mortgage origination and sale services for CAFC.

     On November 11, 2004, the Manager notified the Trust of its intention to retire 100% of CAFC's preferred stock owned by the Trust and concurrently issue a new class of CAFC preferred stock. The new preferred shares would not be issued or available to the Trust for purchase. This transaction was expected to close during the first quarter of 2006. Therefore, CAFC's assets and liabilities are presented as held for sale at December 31, 2004.However, the Manager withdrew its offer to acquire the Trust's investment in CAFC during the fourth quarter of 2005 and the Trust acquired the common shares of CAFC. As disclosed in note 19, during the first quarter of 2006, the Trust's Board of Directors decided to discontinue CAFC's Mortgage Conduit Business and monetize its assets.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

                      CAPITAL ALLIANCE FUNDING CORPORATION
                                 BALANCE SHEETS
                                December 31, 2004

                                                                       2004
ASSETS

        Cash and cash equivalents                                 $   156,592
        Accounts receivable                                           134,971
        Notes receivable:
             Mortgage notes receivable                              4,674,462
             Allowance for loan losses                                (40,000)
                                                                  -----------
             Net notes receivable                                   4,634,462
        Due from unconsolidated affiliates                             30,908
        Investment in affiliate                                         5,000
        Other assets                                                   19,370
                                                                  -----------
        Total assets                                              $ 4,981,303
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Liabilities
             Warehousing facilities                                 2,418,858
             Warehousing facilities from related parties            1,415,487
             Due to unconsolidated affiliates                          30,176
             Accrued interest                                           6,644
             Other liabilities                                         65,974
                                                                  -----------
        Total liabilities                                           3,937,139

        Stockholders' equity
             Preferred shares, no par value, 2,000 shares                  --
                authorized, 2,000 shares issued and outstanding
             Common shares, no par value, 1,000 shares                     --
                authorized, 1,000 shares issued and outstanding
             Additional paid in capital                             1,990,056
             Accumulated deficit                                     (945,892)
                                                                  -----------
        Total stockholders' equity                                  1,044,164
                                                                  -----------

        Total liabilities and stockholders' equity                $ 4,981,303
                                                                  ===========


                                  (See Note 10)

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

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

     Accounts receivable
     -------------------
     Accounts receivable consists primarily of accrued interest on mortgage notes receivable and amounts due from borrowers for items such as property taxes, insurance, and interest on first deed mortgages that were paid by CAFC on behalf of the property securing the mortgage notes. As of 2004, amounts due from borrowers were $134,971.

     Mortgage notes receivable
     -------------------------
     Mortgage notes receivable are stated at the principal outstanding. Interest on the loans is due monthly. The loans are secured by first and junior deeds of trust on commercial and residential properties. CAFC is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     The following is a reconciliation of the mortgage notes receivable for the years ended December 31, 2004:

                                                                    2004
                                                                    ----

       Balance, beginning of year                             $   7,383,040
       Additions during period:
          Originations                                           52,426,211
          Transferred from Trust                                  2,014,649
       Deductions during period:
          Repayments                                             (3,801,481)
          Sales                                                 (53,324,127)
          Foreclosures                                                  ---
          Write-offs                                                (23,830)
                                                              -------------

             Balance, end of year                             $   4,674,462
                                                              =============

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

     Loan loss reserve
     -----------------
     CAFC measures loan impairment based on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. Management believes a $40,000 loan loss reserve is adequate to protect against potential losses inherent in all receivables as of December 31, 2004. CAFC's actual losses may differ from the estimate.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

10.  Asset held for sale (continued)
     -------------------------------

     Activity in the loan loss reserve was as follows for the years ended December 31, 2004:

                                                                       2004
                                                                       ----

       Balance, beginning of year                                 $   100,000
       Provision for loan loss                                       (36,170)
       Write-off of uncollectible balances                           (23,830)
                                                                  ----------

       Balance, end of year                                       $   40,000
                                                                  ==========

     Real estate owned
     -----------------
     During 2004, CAFC sold two properties for a gain of $171,206. No new properties were acquired by purchase or foreclosure. Net proceeds from the sale were $1,142,823. As of December 31, 2004, CAFC held zero properties as real estate owned.

     A reconciliation of real estate owned for the years ended December 31, 2004 follows:

                                                                      2004
                                                                      ----
     Balance, beginning of year                                   $  971,617
     Properties purchased                                                ---
     Foreclosures                                                        ---
     Additions                                                        43,644
     Real estate sold
                                                                  (1,015,261)
     Property written down
                                                                         ---
     Balance, end of year                                         $      ---
                                                                  ==========

     Warehouse lines of credit
     -------------------------
     As of December 31, 2004, CAFC had borrowed $976,400 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% with a floor of 6.00%. As of December 31, 2004, the Prime rate was 5.00%. Interest is payable monthly with $2,358 accrued and payable as of December 31, 2004. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2004, CAFC had borrowed $1,442,458 under a funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate 9.5%. Interest is payable monthly with $4,286 accrued and payable as of December 31, 2004 respectively. The facility was retired during the first quarter of 2005.

     On June 30, 2004, CAFC entered into a $25,000,000 warehouse facility. Per the Tri-Party Financing and Indemnification Agreement dated August 26, 2004 among CAFC, the Trust, and Calliance Realty Fund, LLC ("CRF"), the warehouse facility is shared by the Trust and CRF, both related entities (collectively "Related Entities") to CAFC. The facility is in CAFC's name, however, CAFC is not held liable for the borrowings of the Related Entities. As of December 31, 2004, the facility had a balance to Related Entities of 11,753,000. The Trust and CRF borrowed $8,247,541 and $3,325,459, respectively.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

10.  Asset held for sale (continued)
     -------------------------------

     Related party transactions
     --------------------------
     The Manager earns an administration fee up to 25 basis points on home loans funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. CAFC expensed $110,491 for these costs in 2004.

     CAFC received an advance of $0 from CRF as of December 31, 2004. CRF charges a variable interest rate of prime plus 3.00% on all advances. The advance is callable by CRF upon 30 days written notice. As of December 31, 2004, the Prime rate was 5.00%. CAFC expensed interest of $185,274 in 2004. As of December 31, 2004 accrued interest was $0.

     CAFC received an advance of $1,415,487 under a warehouse line of credit from the Trust as of December 31, 2004. The Trust charges a variable interest rate of prime plus 3.00% on all advances. The facility is cancelable by either party upon 30 days written notice. As of December 31, 2004, the Prime rate was 5.00%. CAFC expensed interest of $185,274 in 2004. As of December 31, 2004 accrued interest was $0.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of December 31, 2004, CAFC had a net receivable of $30,908 from the Manager and a net payable of $30,176 to the Trust. This account is shown on the balance sheet as due to affiliates. No interest is charged on these accounts.

     CAFC sold $13,614,068 in loans to the Trust in 2004, at par value.

     CAFC paid $5,000 in 2001 for an option to purchase Sierra Capital Corporate Advisors, a related entity.

     In 2004, the Trust did not sell any real estate to CAFC.

     In 2004 the Trust did not contribute any mortgages to CAFC. The transfer of mortgage notes receivable is a non-cash transaction that is not shown in the statements of cash flows.

11.  Bank loans payable
     ------------------

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime Rate plus 4.0%. Through a Tri-Party Financing and Indemnification Agreement among CAFC, CRF, and the Trust, both CRF and the Trust are able to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss inure to either CRF or the Trust. As of December 31, 2005 and 2004, the outstanding balance assigned to CAFC was $0 and $0, respectively. As of December 31, 2005 and 2004, the facility had a balance of $12,379,527 and $11,753,000, respectively, and the Trust had borrowed $8,601,477 and $8,247,541 respectively.

     As of November 15, 2005, the Trust obtained a two-year term facility with a one year extension. The facility provides an advance rate of up to 80% on the notes outstanding balance at an interest rate of one-month LIBOR plus 2.00%. As of December 31, 2005, the LIBOR rate was 4.35%. Interest is payable monthly with $662 accrued and payable as of December 31, 2005. As of December 31, 2005, the facility had a balance of $1,873,520.

         The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     On December 14, 2005 the Trust guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank, FSB ("Bank"). During 2005 no loans were sold to the Bank, pursuant to this guarantee.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

12.  Warehouse lines of credit
     -------------------------

     As of December 31, 2005 and 2004, CAFC had borrowed $4,842,646 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% with a floor of 6.00%. As of December 31, 2005, the Prime rate was 7.25%. Interest is payable monthly with $50,827 accrued and payable as of December 31, 2005. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2005, CAFC had borrowed $0 under a funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate of 9.5%. Interest is payable monthly with $0 accrued and payable as of December 31, 2005. The facility was retired during the fourth quarter of 2005.

     On November 15, 2005, CAFC entered into a $5,000,000 warehouse facility. The facility provides a 98% advance rate on the notes outstanding at an interest rate of the average one month LIBOR plus 3.00%. As of December 31, 2005 the one month LIBOR was 4.36% and the facility had an outstanding balance of $0.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

13.  Mortgage payable
     ----------------

     In 2004, the Trust foreclosed on a property and assumed a mortgage note payable in the amount of $551,922 with an annual interest rate of 10% with a monthly principal and interest payment of $5,520. The Trust sold the 2004 foreclosure during the second quarter of 2005. The Trust foreclosed on another property in 2005 and assumed a mortgage note payable in the amount of $962,127 with an annual interest rate of 8% with a monthly principal and interest payment of $8,253. The assumed mortgages principal balances as of December 31, 2005 and 2004 were $962,127 and $551,922, respectively.

14.  Related party transactions
     --------------------------

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

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC. The Trust's management fee was $231,315 and $205,384, for the years ended December 31, 2005 and 2004, respectively.

         The Manager also earns a REO management fee for managing and servicing the properties that the Trust and CAFC have obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property held by the Trust and CAFC. The Trust's REO management fee was $4,500 and $13,000 in 2005 and 2004, respectively.

         The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for 2005 and 2004 was $0 and $14,484, respectively. Incentive compensation awards are reported as part of the management fees.

     The Manager earns an administration fee up to 25 basis points on mortgages funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. CAFC expensed $103,283 and

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

14.  Related party transactions (continued)
     --------------------------------------

     $110,491 for these costs in 2005 and 2004, respectively. These fees are reported as part of the management fees.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2005 and 2004, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing.

     For the years ended December 31, 2005 and 2004, the Trust paid loan origination and servicing fees of $455,369 and $402,348, respectively. In 2005 and 2004, the Trust expensed $307,344 and $271,585, respectively, as servicing fees and $208,028 and $189,278, respectively, as amortization of loan origination costs. As of December 31, 2005 and 2004, the Trust capitalized $148,025 and $130,763 of loan origination fees, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2005, the Trust had a payable of $147,232 to CAFC, a payable of $2,162 to the Manager and a payable to CRF of $0. As of December 31, 2004, the Trust had a receivable of $0 from CAFC, a receivable of $23,170 from the Manager and a payable of $0 to CRF. No interest is charged on these inter-company accounts.

     On occasion, CAFC and its affiliates had related party receivables and payables arising from ordinary business transactions. As of December 31, 2005, CAFC had a net payable of $4,697 to the Manager and a net receivable of $247,232 from the Trust. As of December 31, 2004, CAFC had a net receivable of $30,908 from the Manager and a net payable of $30,176 to the Trust. This account is shown on the balance sheet as due to affiliates. No interest is charged on these accounts.

     As described in Note 6, CAFC received an advance of $0 and $1,415,487 under a warehouse line of credit from the Trust as of December 31, 2005 and 2004, respectively. The Trust charges a variable interest rate of prime plus 3.00% on all advances. The facility is cancelable by either party upon 30 days written notice. As of December 31, 2005 and 2004, the Prime rate was 7.25% and 5.00%, respectively. CAFC expensed interest of $15,749 and $188,275 in 2005 and 2004, respectively. As of December 31, 2005 and 2004 accrued interest was $0 and $0, respectively. These amounts are eliminated in the Company's financial statements.

     As described in Note 6, CAFC received an advance of $1,286,465 and $0 from CRF as of December 31, 2005 and 2004, respectively. CRF charges a variable interest rate of prime plus 3.00% on all advances. CAFC has pledged a mortgage note receivable to collateralize $950,000 of the balance. The remaining December 31, 2005 balance of $336,465 is unsecured. The advance is callable by CRF upon 30 days written notice. As of December 31, 2005 and 2004, the Prime rate was 7.25% and 5.00%, respectively. CAFC expensed interest of $12,139 and $32,430 in 2005 and 2004, respectively. As of December 31, 2005 and 2004 accrued interest was $0 and $0, respectively.

     During 2001 CAFC paid a $5,000 deposit for an option to purchase Sierra Capital Corporate Advisors ("SCCA"). SCCA is owned by several of CAIT's directors.

     During the fourth quarter of 2005, CAFC financed a $700,000 first mortgage to Dennis R. Konczal, the Company's President, at 6.00% on his personal residence. This financing is scheduled to be sold into the secondary mortgage market at a profit.

     Thomas B. Swartz provides legal counsel to the Company. During 2005 and 2004 neither Mr. Swartz nor his law firm, Thomas B. Swartz, Inc. was compensated for these services.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

15.  Preferred, common and treasury stock
     ------------------------------------

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

     As of December 31, 2004, the Trust cumulative net Common Stock purchases totaled 108,066 shares and 10,105 Common Stock options were exercised which resulted in the new issuance of 2,781 previously registered common shares and the net distribution of 3,985 common treasury shares. As of December 31, 2004, the treasury's common share balance was 57,707 shares. As of December 31, 2005, the Trust cumulative net Common Stock purchases totaled 160,359 shares and 0 Common Stock options were exercised. As of December 31, 2005, the treasury's common share balance was 110,000 shares.

16.  Common stock options
     --------------------

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

16.  Common stock options (continued)
     --------------------------------

     The activity in the Plan for the years ended December 31, 2005 and 2004 are as follows:

                                                                Weighted average
                                                 Options         exercise price

      Outstanding at January 1, 2004              183,700            $10.60
                     Granted                          ---               ---
                     Exercised                    (10,105)             9.40
                     Forfeited                        ---               ---
                                                  -------            ------
      Outstanding at December 31, 2004            173,595             10.67
                                                  -------            ------
                     Granted                          ---               ---
                     Exercised                        ---               ---
                     Forfeited                        ---               ---
                                                  -------            ------
      Outstanding at December 31, 2005            173,595            $10.67
                                                  =======            ======
      Outstanding options exercisable as of
                    January 1, 2004               183,700            $10.60
                    December 31, 2004             173,595            $10.67
                    December 31, 2005             173,595            $10.67

     All the Plan's stock options have been granted. The remaining unexercised stock options are 100% vested.

     The following table summarizes information with respect to stock options outstanding at December 31, 2005:

                                           Options outstanding
                                ------------------------------------------------
     Range of exercise prices    Number      Weighted-average       Weighted-
                                  of      remaining contractual      average
                                 shares        life (years)       exercise price
                                ------------------------------------------------
            $9.00 - $9.06       109,845           4.60              $  9.03
            $13.50               63,750           3.25                13.50
                                 ------           ----              -------
                                173,595           4.10              $ 10.67
                                =======           ====              =======

17.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2005 and 2004:

                                                          2005         2004
                                                          ----         ----
     Numerator:
     Net income                                         $(307,308)   $ 669,871
     Preferred dividends attributable to income          (159,395)    (318,788)
                                                        ---------    ---------
     Numerator for basic and diluted Earnings per
        share-income available to common stockholders   $(466,703)   $ 351,083
                                                        =========    =========
     Denominator:
        Basic weighted average shares                     413,801      437,726
        Dilutive effect of options                         18,994       67,709
                                                        ---------    ---------
        Diluted weighted average shares                   432,795      505,435
                                                        =========    =========
     Basic earnings per common share                    $   (1.13)   $    0.80
                                                        =========    =========
     Diluted earnings per common share                  $   (1.13)   $    0.69
                                                        =========    =========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

18.  Selected quarterly financial data (unaudited)
     ---------------------------------------------

     Selected quarterly financial data are present below by quarter for the years ended December 31, 2005 and 2004:

                                                               For the year ended December 31, 2005
                                                               ------------------------------------

                                                  Total        4th Qtr        3rd Qtr        2nd Qtr       1st Qtr
                                                  -----        -------        -------        -------       -------
Revenue                                       $ 3,797,885    $   822,579    $ 1,080,348    $ 1,048,119    $   846,839
Income (loss) from asset held for sale and
    real estate owned                            (309,142)      (125,000)       (78,158)       (74,639)       (31,345)
Net income                                       (307,308)      (199,104)       (85,721)       (39,837)        17,355
Preferred dividends                               159,395           --             --           66,318         93,077
                                              -----------    -----------    -----------    -----------    -----------
Net income applicable to common stock         $  (466,703)   $  (199,104)   $   (85,721)   $  (106,155)   $   (75,722)
                                              ===========    ===========    ===========    ===========    ===========
Basic earnings per share                      $     (1.13)   $     (0.50)   $     (0.21)   $     (0.24)   $     (0.17)
Diluted earnings per share                    $     (1.13)   $     (0.50)   $     (0.21)   $     (0.24)   $     (0.17)

                                                            For the year ended December 31, 2004
                                                            ------------------------------------

                                                 Total         4th Qtr       3rd Qtr      2nd Qtr       1st Qtr
                                                 -----         -------       -------      -------       -------
Revenue                                      $ 3,903,488   $ 1,036,460    $   996,703    $   905,900    $   964,425
Income (loss) from asset held for sale and
    real estate owned                             12,834       (48,223)       (36,949)       (40,258)       138,264
Net income                                       669,871        96,214         80,750        215,139        277,768
Preferred dividends                              318,788        86,097         79,115         76,788         76,788
                                             -----------   -----------    -----------    -----------    -----------
Net income applicable to common stock        $   351,084   $    10,118    $     1,635    $   138,351    $   200,980
                                             ===========   ===========    ===========    ===========    ===========
Basic earnings per share                     $      0.80   $      0.02    $      0.00    $      0.32    $      0.46
Diluted earnings per share                   $      0.69   $      0.02    $      0.00    $      0.27    $      0.39


19.  Subsequent event
     ----------------

     On March 31, 2006 the Trust announced its intention to discontinue the operations of CAFC and to monetize the subsidiary's sellable mortgage loan inventory. Any unsold loans are to be transferred to the Trust or sold to an affiliated company at their fair market value. Investment mortgage loans will continue to be originated for the Trust's loan portfolio by the manager.

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

DIRECTORS

Thomas B. Swartz, 74; Chairman and Chief Executive Officer (1)

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

Dennis R. Konczal, 55; President, Director and Chief Operating Officer (1)

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

Richard J. Wrensen, 50; Executive Vice-President, Director and Chief Financial Officer (1)

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

Stanley C. Brooks, 58; Director (2)(3)(4)

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

Harvey Blomberg, 67; Director (1)(2)(3)

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

Donald R. Looper, 55; Director (2)(3)(4)

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

Name                 Age    Position
----                 ---    --------

Thomas B. Swartz      74    Chairman and Chief Executive Officer

Dennis R. Konczal     55    President and Chief Operating Officer

Richard J. Wrensen    50    Executive Vice President and Chief Financial Officer

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

         The Trust has no full time employees and is managed by Capital Alliance Advisors, Inc. as Manager of the Trust under a Management Agreement, which requires CAAI to pay the employment expenses of its executive personnel. No compensation was paid by the Trust to any of the named executives.

COMPENSATION OF DIRECTORS

Director Fees
-------------
         The Trust pays each independent Director an annual fee of $10,000. In 2005 and 2004 Messrs. Brooks, Blomberg and Looper each received $10,000 as a Director's fee.

Committee and Other Meeting Fees
--------------------------------
         The independent Directors are also entitled to $500 for each director's or committee meeting attended in person (commencing February 27, 2006, $4,000 per meeting if held in California) and $300 if attended by telephonic means. During 2005, total committee and meeting fees for Mr. Brooks, Mr. Blomberg, and Mr. Looper were $1,800, $2,100, and $1,800 respectively. During 2004 total committee and meeting fees for Mr. Brooks, Mr. Blomberg, and Mr. Looper were $2,500, $2,700 and $3,000, respectively.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      Equity Compensation Plan Information

                                         Number of securities      Weighted-average        Number of securities
                                           to be issued upon      exercise price of       remaining available for
                                              exercise of        outstanding options,      future issuance under
                                         outstanding options,    warrants and rights     equity compensation plans
                                         warrants and right *                              (excluding securities
                                                                                         reflected in column (a)) *
                                         ---------------------- ----------------------- ----------------------------
                                                Column                  Column                    Column
                                                  (a)                    (b)                        (c)
                                         ---------------------- ----------------------- ----------------------------
           Equity compensation plans            173,595                 $10.67                       0
          approved by security holders

         Equity compensation plans not             0                     N/A                         0
          approved by security holders
         ------------------------------- ---------------------- ----------------------- ----------------------------
                     Total                      173,595                 $10.67                       0

         * Reflects status of Plan as of December 31, 2005.

(b)      Security Ownership of Certain Non-Management or Non-Affiliate
         -------------------------------------------------------------
         Beneficial Owners
         -----------------

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2005 by each Non-Management or Non-Affiliated Beneficial Owner:

                                      Number of Shares      Percentage of Shares
                                           of Stock               of Stock
                                      Beneficially Owned     Beneficially Owned
                                      ------------------     ------------------

         Name of Beneficial Owner     Common   Preferred     Common    Preferred
         ------------------------     ------   ---------     ------    ---------

         Thomas Morford (1)......     0          16,334        0          7.8%
         _____________________

         (1) Mr. Morford is a private investor.

(c)      Security Ownership of Management
         --------------------------------

         The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2005 by (1) each Management person known to the Trust to beneficially own more than five percent of the Trust's Common Shares or Preferred Shares, (2) each Director, (3) the Trust's executive officers, (4) the Manager's executive officers, and
         (5) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                          Number of Shares         Percentage of Shares
                                                              of Stock                   of Stock
                                                         Beneficially Owned         Beneficially Owned

         Name of Beneficial Owner                        Common   Preferred         Common   Preferred
         ------------------------                        ------   ---------         ------   ---------

         Thomas B. Swartz (1)(4) .....................     5,133     1,879           1.3%         *
         Dennis R. Konczal (2)(4) ....................    17,632       984           4.5%         *
         Richard J. Wrensen (3)(4) ...................    70,732     4,946          18.1%       2.4%
         Stanley C. Brooks (5) .......................         0         0           0            0
         Harvey Blomberg (6) .........................         0         0           0            0
         Donald R. Looper ............................         0         0           0            0
         Jennifer S. Austin ..........................         0         0           0            0
         All directors and executive officers
         as a group (7 persons) (7) ..................   119,115    11,470          30.5%       5.5%

         * Represents less than 1% of outstanding shares.
         ____________________

         (1) Mr. Swartz has unexercised options to purchase 50,816 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Swartz's spouse owns 633 shares of Series "A" Preferred Shares in which Mr. Swartz claims no beneficial interest. Such holdings represent less than 1% of the outstanding Preferred Shares.

         (2) Mr. Konczal has unexercised options to purchase 19,062 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof.

         (3) Mr. Wrensen has unexercised options to purchase 23,766 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Wrensen's spouse owns 10,000 shares of Common Stock and 3,036 Series "A" Preferred Shares, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 6.2% of the outstanding Common Shares and 1.3% of the outstanding Preferred Shares.

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

         (7) The totals include the Common and Preferred Shares owned by Capital Alliance Advisors Inc.

(d)      Changes in Control
         ------------------
         None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements and Transactions with Members of the Manager and Other Affiliates
         CAAI is the Manager of the Company and provides (a) management and advisory services to the Trust and CAFC in accordance with the Management Agreements with each entity and (b) mortgage origination and loan servicing services to the Trust and CAFC in accordance with the Mortgage Origination and Servicing Agreements with each entity. As previously described, the Company will utilize the mortgage banking experience, management expertise and resources of CAAI in conducting its Mortgage Investment Business. Three of the six Directors and the officers of the Trust, Messrs. Swartz, Konczal and Wrensen, own and serve as Directors and officers of CAAI. However, Independent Directors constitute 100% of the Audit Committee of the Board of Directors of the Trust. The Trustees, the Manager and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Manager must upon request by the Directors disclose any investments which are within the purview of the Trust's investment policies.

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

Sale and Purchase of Loan
-------------------------
         To provide a source of mortgage loans for the Trust's Mortgage Investment Business, CAFC, the Mortgage Conduit Business has offered to the Trust for purchase nonconforming mortgage loans and Home Equity Loans meeting the Trust's investment criteria and policies. Commitments to acquire loans will obligate the Trust to purchase such loans from CAFC upon the closing and funding of the loans, pursuant to the terms and conditions specified in the commitment. The Trust accounts for the purchase of loans from CAFC at the lower of cost, par value or fair market value.

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

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     Exhibit No.
     3.1  Certificate of Incorporation and Amendment No. 1(1)
     3.2  Bylaws of the Registrant(1)
     3.3  Certificate of Amendment of Certificate of Incorporation(5)
     4.1  Form of Stock Certificate of Common Shares of the Registrant(2)
     10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
     10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
     10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
     23.4 Consent of Landels Ripley & Diamond, LLP(4)
     23.5 Consent of Rothstein, Kass & Company LLP
     23.6 Consent of Novogradac & Company LLP(4)
     24.1 Power of Attorney of Thomas B. Swartz(1)
     24.2 Power of Attorney of Dennis R. Konczal(1)
     24.4 Power of Attorney of Stanley C. Brooks(1)
     24.5 Power of Attorney of Harvey Blomberg(1)
     24.7 Power of Attorney of Richard J. Wrensen(6)
     24.8 Power of Attorney of Donald R. Looper(7)

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

(b)  Reports on Form 8-K
     -------------------

     Form 8-K was filed on November 18, 2005 due to press release dated November 18, 2005 regarding third quarter 2005 operating results.

(c)  Miscellaneous Exhibits
     ----------------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's independent auditors also provided to the Trust's Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

         The Company's independent auditors, Rothstein, Kass & Company, LLP audited the financial statements for the year ended December 31, 2005. For the year ended December 31, 2004, Novogradac & Company LLP performed both audit and non-audit services for the Company. The Audit Committee has determined that the provision of the services provided by Rothstein, Kass & Company, LLP as set forth herein are compatible with maintaining Rothstein, Kass & Company's, LLP independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant Securities and Exchange Commission rules.

         Audit Fees. The known and expected fees for the fiscal year ended December 31, 2005 audit, review of form 10-KSB, and the quarterly review of Forms 10-QSB were $90,625. Fees for the fiscal year ended December 31, 2004 were $53,500.

         Audit Related Fees. Aggregate fees for all other audit related services rendered by Novogradac & Company LLP for fiscal years ended December 31, 2005 and 2004 were $2,500 and $2,550, respectively.

         Tax Fees. Aggregate fees for all tax services for fiscal years ended December 31, 2005 and 2004 were $6,400 and $6,400, respectively.

         All Other Fees. Aggregate fees for all other services for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

         Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include the Trust's audited financial statements in the Trust's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            Capital Alliance Income Trust, Ltd.
Dated: May 30, 2006                         A Real Estate Investment Trust

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


/s/Thomas B. Swartz                                       Dated: May 30, 2006
--------------------------------------------
Thomas B. Swartz
Chief Executive Officer and Chairman
(Principal Executive Officer)


/s/Richard J. Wrensen                                     Dated: May 30, 2006
--------------------------------------------
Richard J. Wrensen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/Dennis R. Konczal                                      Dated: May 30, 2006
--------------------------------------------
Dennis R. Konczal
President and Director


/s/Stanley C. Brooks                                      Dated: May 30, 2006
--------------------------------------------
Stanley C. Brooks
Director


/s/Harvey Blomberg                                        Dated: May 30, 2006
--------------------------------------------
Harvey Blomberg
Director


/s/Donald R. Looper                                       Dated: May 30, 2006
--------------------------------------------
Donald R. Looper
Director

                                  CERTIFICATION

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May 30, 2006              /s/ Thomas B. Swartz
                                --------------------
                                Thomas B. Swartz
                                Chief Executive Officer and Chairman


                                /s/ Richard J. Wrensen
                                ----------------------
                                Richard J. Wrensen
                                Executive Vice President and
                                Chief Financial Officer and

       CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                         PERIOD ENDING DECEMBER 31, 2005


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-KSB, dated May 30, 2006 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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


     /s/ Thomas B. Swartz                          /s/ Richard J. Wrensen
     --------------------                          ----------------------
     Thomas B. Swartz                              Richard J. Wrensen
     Chief Executive Officer and Chairman          Executive Vice President and
                                                   Chief Financial Officer