Form 10QSB
period 2006-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2006-06-20
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2006
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------

              (Exact name of small business issuer in its charter)

           Delaware                                             94-3240473
------------------------------------------                ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   100 Pine Street
   Suite 2450
   San Francisco, California                                      94111
------------------------------------------                ----------------------
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
Yes   X          No
    -----          -----

As of June 1, 2006, the issuer's common shares closed at $7.79 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,181,200. At that date approximately 381,000 common shares were outstanding and 280,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.    Yes              No  X
                                                     -----           -----

                                TABLE OF CONTENTS



PART I

     ITEM 1     CONSOLIDATED FINANCIAL STATEMENTS                          3-5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6-10

     ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS                     11-15

     ITEM 3     CONTROLS AND PROCEDURES                                     15

PART II

     OTHER INFORMATION                                                   16-17

     SIGNATURES                                                             18

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                       19

     CERTIFICATION OF FORM 10-QSB                                           20




                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                           Consolidated Balance Sheet

                                                                        March 31,      December 31,
                                                                          2006             2005
                                                                          ----             ----
                                                                       (Unaudited)
ASSETS
    Cash and cash equivalents                                         $  2,149,527    $  1,626,247
    Restricted cash                                                        435,296         280,923
    Marketable securities                                                   20,062          19,577
    Accounts receivable                                                  1,306,238         715,742
    Other assets, net                                                      108,299          91,267
    Due from related party                                                  73,119           2,244
    Notes receivable:
       Mortgage notes receivable                                        22,331,518      26,443,616
       Allowance for loan losses                                          (405,000)       (390,000)
                                                                      ------------    ------------
          Net notes receivable                                          21,926,518      26,053,616
    Real estate owned                                                    1,738,500       1,978,350
    Investments in related party                                             5,000           5,000
    Origination costs, net                                                 145,487         183,900
                                                                      ------------    ------------

    Total assets                                                      $ 27,908,046    $ 30,956,866
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                      $    435,296    $    280,923
         Bank loans payable                                              7,705,836      10,474,997
         Warehousing facilities                                          4,651,546       4,842,646
         Warehousing facilities from related party                         950,000         950,000
         Mortgage payable                                                  962,127         962,127
         Due to related party                                              497,962         343,326
         Other liabilities                                                 290,925         169,854
                                                                      ------------    ------------
    Total liabilities                                                   15,493,692      18,023,873

    Commitments and contingent liabilities

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;          2,138           2,138
           213,820 shares issued and outstanding at March 31, 2006
           and December 31, 2005
       Additional paid in capital - preferred stock                      5,509,728       5,509,728
    Less treasury stock: 12,659 and 4,139 preferred shares at
           March 31, 2006 and December 31, 2005 at cost                   (186,579)       (101,389)
       Common stock, $.01 par value; 2,000,000 shares authorized;            5,001           5,001
           500,032 shares issued and outstanding at March 31, 2006
           and December 31, 2005
       Additional paid in capital - common stock                         9,370,911       9,370,911
    Less treasury stock: 119, 500 and 110,000 common shares at
           March 31, 2006 and December 31, 2005 at cost                 (1,699,771)     (1,630,734)
       Accumulated other comprehensive income                              (12,608)        (25,686)
       Accumulated deficit                                                (574,466)       (196,976)
                                                                      ------------    ------------
    Total stockholders' equity                                          12,414,354      12,932,993
                                                                      ------------    ------------
    Total liabilities and stockholders' equity                        $ 27,908,046    $ 30,956,866
                                                                      ============    ============

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Operations

                                                                                          Three Months Ended
                                                                                                March 31
                                                                                           2006         2005
                                                                                           -----        ----
REVENUES
       Interest income                                                                  $ 636,274    $ 608,274
       Loan origination income                                                            131,678      180,661
       Service release premium                                                             85,144       40,551
       Other income                                                                         7,311       17,353
                                                                                        ---------    ---------
           Total revenues                                                                 860,407      846,839

EXPENSES
       Loan servicing fees to related parties                                             139,502      121,983
       Management fees to related parties                                                  81,356       86,453
       Interest expense on loans                                                          299,383      210,422
       Interest expense on loans from related parties                                      30,402          ---
       Loan origination costs                                                              62,931       39,139
       Provision for loan losses                                                           20,000       17,891
       Wages and salaries                                                                 152,643      143,042
       Taxes                                                                                4,975       10,873
       Amortization                                                                         5,550        8,241
       General and administrative                                                         156,693      160,095
                                                                                        ---------    ---------
             Total expenses                                                               953,435      798,139
                                                                                        ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                  (93,028)      48,700

       Operating expenses of real estate owned                                            (44,614)     (11,785)
       Gain (loss) on real estate owned                                                  (239,850)     (20,000)
       Loss from asset held for disposal                                                      ---          440
                                                                                        ---------    ---------
             Total loss and income from asset held for disposal and real estate owned    (284,464)     (31,345)
                                                                                        ---------    ---------

NET INCOME (LOSS)                                                                       $(377,492)   $  17,355
                                                                                        =========    =========

PREFERRED DIVIDENDS                                                                           -         93,077
                                                                                        ---------    ---------

NET INCOME  (LOSS) AVAILABLE TO COMMON                                                  $(377,492)   $ (75,722)
                                                                                        =========    =========

BASIC EARNINGS PER COMMON SHARE                                                         $   (0.98)   $   (0.17)
                                                                                        =========    =========

DILUTED EARNINGS PER COMMON SHARE                                                       $   (0.98)   $   (0.17)
                                                                                        =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                                                      $     -      $    0.44
                                                                                        =========    =========

DIVIDENDS PAID PER COMMON SHARE                                                         $     -      $    0.10
                                                                                        =========    =========

BASIC COMMON SHARES                                                                       384,215      438,343
                                                                                        =========    =========

DILUTED COMMON SHARES                                                                     384,215      476,743
                                                                                        =========    =========

                See accompanying notes to financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Cash Flows

                                                                              Three Months Ended
                                                                                   March 31
                                                                              2006           2005
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                                  $  (377,490)   $    17,355
      Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
        Provision for loan losses (net)                                       15,000         10,000
        Amortization                                                             ---          8,241
        Loss on real estate owned                                            239,850         20,000
        (Increase) decrease in accounts receivable                          (590,496)      (340,097)
        (Increase) in other assets                                            (3,954)       (15,656)
        Change in due to / due from related party                             83,761         47,445
        Increase (decrease) in other liabilities                             121,071        151,221
                                                                         -----------    -----------
          Net cash (used in) provided by operating activities               (512,258)      (101,491)

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                             (485)       (18,620)
      (Increase) decrease of investment in related party                         ---            ---
      (Increase) decrease in origination costs                                38,413          6,947
      (Increase) decrease in warehousing facilities                         (191,100)           ---
      (Increase) decrease in warehousing facilities to related party             ---        402,846
      (Loss) from asset held for sale                                            ---         17,712
      (Increase) decrease in net mortgage notes receivable                 4,112,098       (833,485)
                                                                         -----------    -----------
        Net cash (used in) provided by investing activities                3,958,926       (424,600)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from bank loans                                               ---       1,029,000
      Payments of bank loans                                              (2,769,161)            ---
      Purchase of treasury stock                                            (154,227)      (197,104)
      Preferred dividends paid                                                   ---        (93,077)
      Common dividends paid                                                      ---        (43,774)
                                                                         -----------    -----------
        Net cash provided by (used in) by financing activities            (2,923,388)       695,045
                                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    523,280        168,954

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,626,247        155,462
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 2,149,527    $   324,416
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                             $    25,072    $       ---
                                                                         ===========    ===========
      Cash paid for taxes                                                $     5,624    $       ---
                                                                         ===========    ===========

                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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


     Capital Alliance Advisors, Inc. (the "Manager") originates, services, and sells the Company's loans.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 filed pursuant to 15d-2 on Form 10-KSB with the Securities and Exchange Commission.

     Basis of presentation. The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ending December 31, 2005.

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

     Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management reviews the likelihood that the loan will be repaid. For these delinquent loans, management continues to record interest income and establishes a loan loss reserve as necessary to protect against losses in the loan portfolio including accrued interest. However, if the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, interest is not accrued. The Trust's loan origination income is deferred and recognized over the life of the loan. The Trust's loan origination income is recognized at origination. The Trust's service release premium is recognized at the time of the mortgage's sale into the secondary market.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------

     Stock options. During the three months ended March 31, 2006 and the twelve months ended December 31, 2005 no awards were issued to the Manager or its employees. Therefore, there was no disclosure necessary pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

     Reclassifications. Certain 2005 amounts may have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

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

         In May 2005, the FASB issued FASB No.154, "Accounting Changes and Error Corrections" ("FAS154"), which replaces APB Opinion No.20, "Accounting Changes" and FASB No.3 "Reporting Accounting Changes in Interim Financials Statements". This Standard retained accounting guidance related to changes in estimates, changes in reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of FAS 154 will have a material impact on its financial condition or results of operations.

3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                              Three months ended    Twelve months ended
                                              ------------------    -------------------
                                               March 31, 2006       December 31, 2005
                                               --------------       -----------------
     Balance, beginning of period               $ 26,443,616            $ 19,053,474
     Additions during period:
         Originations                             19,317,620              65,213,362
         CAFC adjustment                                 ---               4,674,462
     Deductions during period:
         Collections of principal                (6,972,235)            (14,207,241)
         Repayments                                  (6,074)             (3,302,412)
         Sales                                  (16,451,409)            (44,253,688)
         Foreclosures, net of reserve                    ---               (734,341)
         Write off of uncollectible loans                ---                    ---
                                                ------------            ------------

     Balance, end of period                     $ 22,331,518            $ 26,443,616
                                                ============            ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $405,000 and $390,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of March 31, 2006 and December 31, 2005, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                 Three months ended     Twelve months ended
                                                   March 31, 2006        December 31, 2005
                                                   --------------        -----------------
     Balance, beginning of period                   $  390,000              $  175,000
     CAFC adjustment                                       ---                  40,000
     Provision for loan loss                            20,000                 469,483
     Write off of uncollectible loans                   (5,000)               (294,483)
     Disposal costs of uncollectible loans
                                                    ----------              ----------
                                                           ---                     ---
     Balance, end of period                         $  405,000              $  390,000
                                                    ==========              ==========


5.   Real estate owned
     -----------------

     As of December 31, 2005, the Company owned one property. During the three months ended March 31, 2006, the company neither foreclosed on nor sold any property. As of March 31, 2006, the Trust had one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                            Three months ended     Twelve months ended
                                                              March 31, 2006        December 31, 2005
                                                              --------------        -----------------
     Balance, beginning of period                              $  1,978,350            $    680,000
     Additions
     Foreclosed mortgage notes, net of reserve (non-cash)               ---                 988,758
     Assumption of senior debt                                          ---                 962,127
     Repayment of senior debt                                           ---                (551,992)
     Accrued interest capitalized (non-cash)                            ---                     ---
     Gain (loss) on sale or writedown (non-cash)                   (239,850)                (54,669)
                                                               ------------            ------------
                                                                  1,738,500               2,024,294
     Less: Proceeds from sale of real estate owned
     (net of closing costs )                                                                (45,944)
                                                               ------------            ------------
                                                                        ---
     Balance, end of period                                    $  1,738,500            $  1,978,350
                                                               ============            ============

6.   Related party transactions
     --------------------------

     The Manager, which is owned by several of the directors and their affiliates, contracted with the Trust to provide management and advisory services and receives fees for these services from the Trust. The Manager is also entitled to reimbursement by the Trust for direct expenses and administrative services at cost and for clerical and administrative services based on relative utilization of facilities and personnel. The Manager is also reimbursed by the Trust for direct expenses and administrative services.

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The Trust paid the Manager $51,636 and $58,180 in

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.   Related party transactions (continued)
     --------------------------------------

     management fees for the three month period ended March 31, 2006 and 2005, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $1,500 and $1,500 in REO management fees for the three month period ended March 31, 2006 and 2005, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager earns an administrative fee up to 25 basis points on mortgages funded for the benefit of the Trust. The Trust expensed $28,220 and $26,773 for theses costs as of March 31, 2006 and March 31, 2005, respectively. These fees are reported as part of the management fees.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three month period ended March 31, 2006 and 2005 was $0 and $0, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2005, the Trust capitalized 32.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee is expensed as the portion attributed for servicing. As of March 31, 2006, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three month period ended March 31, 2006 and 2005, the Trust expensed loan origination and servicing fees of $139,502and $121,983, respectively.

     On occasion, the Company and its affiliates had related receivables and payables arising from ordinary business transactions. As of March 31, 2006, the Company had a net payable of $22,728 from the Manager, and a net payable of $412,115 from CRF. As of December 31, 2005, the company had a payable of $6,859 to the Manager and $336,465 to CRF. No interest is charged on these inter-company accounts.

7.   Preferred, common and treasury stock
     ------------------------------------

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

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.   Preferred, common and treasury stock (continued)
     ------------------------------------------------

     Any subsequent liquidating distributions will be allocated among Common Shareholders and Preferred Shareholders pro rata.

     The Preferred Shares are redeemable by a shareholder, subject to the consent of the Board of Directors, annually on June 30 ("Redemption Date") for written redemption requests received by May 15 of such year. Preferred Shares requesting redemption shall cease to be entitled to distribution, voting rights and other benefits as of May 30 prior to the Redemption Date. However, if the Board of Directors postpones or delays action on Preferred Shares redemption request beyond June 30, the date for the suspension of such shareholders rights and benefits shall be delayed proportionately. The Board of Directors may in its sole discretion deny, delay, postpone or consent to any or all requests for redemption. The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid declared and accrued dividends, divided by the aggregate net capital contributions plus declared and accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust's net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding.

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


8.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005:

                                                         2006             2005
                                                         ----             ----
     Numerator:
     Net income (loss)                               $ (377,492)       $ 17,355

     Preferred dividends                                    ---         (93,077)
                                                            ---        --------
     Numerator for basic and diluted earnings per
     share income (loss) available to common         $ (377,492)       $ 75,722
                                                     ==========        ========
     Denominator:
         Basic weighted average shares                  384,215         438,343

         Dilutive effect of options                         ---             ---
                                                            ---             ---
         Diluted weighted average shares                384,215         438,343
                                                     ==========         =======
     Basic earnings per common share                 $(0.98)            $(0.17)
                                                     =======            =======
     Diluted earnings per common share               $(0.98)            $(0.17)
                                                     =======            =======

                                     PART I
                                     ITEM 2.

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

Preparation of the Company's consolidated financial statements is based upon the operating results of the Trust and CAFC. Management's discussion and analysis of the results of operations for the three months ended March 31, 2006 and 2005 follows:

OVERVIEW

 In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange with the exchange symbol of "CAA".

Prior to year end 2004, Management identified CAFC as an asset held for sale within the meaning of Financial Accounting Standard No.144 ("FAS 144"). On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's preferred stock. Subsequently, the offer to purchase CAFC's preferred shares was withdrawn and CAFC's common shares were acquired by the Trust on December 30, 2005. During the first quarter of 2006, the Trust announced its intent to cease mortgage loan originations by CAFC and to monetize CAFC's loan inventory. Any loans not sold will into the secondary mortgage market will be transferred to the Trust or sold to an affiliated company at their estimated fair market value.

Management believes that discontinuing CAFC's operations will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and potential restrictions on the Trust's access to CAFC's funding agreement.

The recent interest rate environment has profoundly reduced the profitability of CAIT. The rise in short term rates has continued to increase the cost of carrying a mortgage portfolio. Additionally, the non-conforming residential mortgage market has continued to attract better financed competitors willing to offer higher LTV (loan-to-value) loans or more competitive pricing. These developments have exerted downward pressure on CAIT's investment yield and investment spread. Management is addressing this deterioration in yield and spread by emphasizing our ability to timely close transactions in order to deflect price competition and by continuing to seek more competitive portfolio financing.

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

Assets held for disposal. CAFC is identified as an asset held for disposal. Substantial disposal of CAFC's assets is expected during the second quarter of 2006. CAFC's assets, primarily mortgage notes receivable, are to be monetized, transferred to the trust or sold to an affiliate company at their fair market value.

Operating Strategy.
-------------------

As a portfolio lender the company will primarily invest in California non-conforming mortgage loans on one-to-four unit residential properties primarily secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades. Portfolio loan underwriting guidelines limit the maximum potential loan-to-value ("LTV") to 75%. The 75% restriction includes the effect of any potential negative amortization.

CAFC's operations were discontinued in the first quarter of 2006. Substantial disposal of CAFC's assets is expected in the first half of 2006.

Loan Origination and Loan Servicing. Since the discontinuance of loan originations by CAFC, the Manager is originating portfolio loans for the Company in the name of Capital Alliance Income Trust. The Manager is also originating sellable loans through CAFC for its own account (at the Manager's own expense and for the Manager's own benefit), until the Manager secures licenses, permits and warehouse facilities in its name to conduct a mortgage banking operation. The Manager intends to indemnify the Company from any liabilities that may arise from its mortgage banking operations conducted through CAFC.

Mortgage loan origination consists of establishing a relationship with a borrower or his broker, obtaining and reviewing documentation concerning the credit rating and net worth of borrowers, inspecting and appraising properties that are proposed as the collateral for a home equity loan, processing such information and underwriting and funding the mortgage loan .

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

Commitments and Contingencies. As of March 31, 2006, the Company's loan portfolio included 58 loans totaling $22,331,518 of which eight loans totaling $2,644,486 representing 12% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $405,000, if it is necessary to foreclose upon the mortgage loans.

As of March 31, 2005, the Company's loan portfolio included 83 loans totaling $24,213,329 of which 11 loans totaling $2,960,512 representing 12% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $232,891, if it is necessary to foreclose upon the mortgage loans.

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

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2006 and March 31, 2005.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During the first quarter of 2006, two loans for $2,500,000 were sold to Lehman Bothers Bank pursuant to this guarantee. During 2005, no loans were sold to Lehman Brothers Bank pursuant to this guarantee.

As of March 31. 2006, the following table summarizes the Company's outstanding repayment obligations:

     Maximum Other                                         Amount of Commitment Expiration Per Period
      Commercial                     Total     -----------------------------------------------------------------
     Commitments (a)                Amounts       Less than          1 - 3             4 - 5           After 5
  as of March 31, 2006             Committed       1 year            years             years            years
----------------------------------------------------------------------------------------------------------------
Lines of Credit (b)              $12,357,382          0           $12,357,382            0                0

Standby Repurchase                   (c)              0                0                 0                0
Obligations

Total Commercial
Commitments                      $12,357,382          0           $12,357,382            0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of March 31, 2006 due in 1-3 years were $12,357,382

(c) The Mortgage Conduit Business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2006 and 2005. Revenues for the first quarter increased to $860,407 as compared to $846,839 for the same period in the prior year. The increase in revenue, during the first three months of 2006 was due to an increase in interest income of $28,000 and service release premium of $44,597.

Expenses for the three months ended March 31, 2006 increased to $953,435 as compared to $798,139 for the same period in the prior year. The increase in expenses during the first three months of 2006 was primarily due to increased interest expenses of $119,363 and increased loan origination costs of $23,792.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to a $25,000,000 funding facility. The funding facility matures on June 30, 2007. The Trust has a $7,000,000 term facility scheduled to mature November 14, 2007. The term facility has a one year extension option. Management believes that the cash flow from operations, the payment of mortgage notes receivable, existing financing facilities, additional lines of credit or increased lines of credit anticipated to be acquired during 2006, and if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the Company for the next twelve months.

Three months ended March 31, 2006 and 2005. As of January 1, 2006 and 2005, the Trust had $1,626,247 and $155,462 of cash and cash equivalents, respectively. During the three month period ended March 31, 2006, cash and cash equivalents increased by $523,280. During the three month period ended March 31, 2005, cash and cash equivalents increased by $168,954, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2006 and 2005 were $2,149,527 and $324,416.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the three months ended March 31, 2006 and 2005 was $752,108 and $101,491, respectively. During the first three months of 2006, net income used $377,490, an increase in accounts receivable used $590,496, and an increase in other liabilities provided 121,071. During the first three months of 2005, net income provided $17,355, an increase in accounts receivable used $340,097, and an increase in other liabilities provided $151,221.

Net cash provided by and used in investing activities for the three months ended March 31, 2006 and 2005 was $4,198,776 and $424,600, respectively. During the first three months of 2005, a net decrease in mortgage notes receivable provided $4,112,098. During the first three months of 2005, a net increase in mortgage notes receivable used $833,485.

Net cash used in and provided by financing activities during the three months ended March 31, 2006 and 2005 was $2,923,388 and $695,045, respectively. During the first three months of 2006, net payments of bank loans used cash of $2,769,161 while treasury stock purchases reduced cash by $154,227. During the first three months of 2005, borrowings provided cash of $1,029,000 while dividends reduced cash by $136,851 and treasury stock purchases reduced cash by $197,104.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the March 31, 2006 and December 31, 2005 balance sheet at the lower of cost or market.

As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets are decreased, the market value of the Company's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the United States Prime Rate or one month LIBOR can affect the Trust's net interest income. The

Company's borrowings are floating rate based on a spread over the daily Prime Rate or one month LIBOR. As these rates increases or decreases, the Company's interest expense will move in the same direction.

On account of the relatively short adjusted weighted average maturity of the Company's portfolio loans (26 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

The majority of the Company's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The Company's borrowings are currently under a variable rate line of credit that resets monthly. Given this relationship between assets and liabilities, the Company's interest rate sensitivity gap is highly negative. This implies that a period of falling short term interest rates will tend to increase the Company's net interest income, while a period of rising short term rates will tend to reduce the Trust's net interest income.

CAFC's remaining assets are a fluctuating mix of fixed and variable rate mortgages. At origination, the disposition of these loans is identified and their secondary market sales pricing is usually predetermined. Given this relationship, CAFC's interest rate sensitivity is neutral if the anticipated secondary market purchase occurs.


                                     PART I
                                     ITEM 3.

                             CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of the Trust have, based on their evaluation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, evaluated the effectiveness of such controls and procedures. Based on such evaluations, they have concluded that the Trust's disclosure controls and procedures have effectively operated to ensure that all material information relating to the Company and its operations and financial condition has been made known to them by other officers and employees within the Company and its Manager on a timely basis.

(B) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. Accordingly, no corrective actions with regard to such controls or procedures have been required.

                                     PART II

                                OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

CAFC was named as defendant in a case filed in the Superior Court, Alameda County, State of California on December 7, 2004. Plaintiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two complaints have been filed and dismissed by the court. The Plaintiff has represented himself. After CAFC was allowed by the court to foreclose on the primary collateral and the borrowing was paid in full, Plaintiff, upon the Court's insistence, obtained counsel and has filed an amended complaint, which is pending.

ITEM 2     CHANGES IN SECURITIES

       9,500 common shares and 8,520 preferred shares were purchased for treasury stock during the three month period ended March 31, 2006.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None

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

(b)      Reports on Form 8-K.
         --------------------

         Form 8-K was filed on:

          o March 31, 2006 due to the press release of March 31, 2005 regarding discontinuance of mortgage banking operations and deferral of first quarter dividend

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated:  June 16, 2006

                         /s/ Thomas B. Swartz
                         --------------------
                         Thomas B. Swartz
                         Chairman and Chief Executive Officer

                         /s/ Richard J. Wrensen
                         --- ------------------
                         Richard J. Wrensen
                         Chief Financial Officer and Executive Vice President

                                  CERTIFICATION


     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, Richard J. Wrensen, Chief Financial Officer of the Company, and I, Dennis R, Konczal, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  June 16, 2006

                           /s/ Thomas B. Swartz
                           --------------------
                           Thomas B. Swartz
                           Chairman and Chief Executive Officer

                           /s/ Richard J. Wrensen
                           ----------------------
                           Richard J. Wrensen
                           Chief Financial Officer and Executive Vice President

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                          PERIOD ENDING MARCH 31, 2006

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-QSB, dated June 16, 2006 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: June 16, 2006
                          /s/ Thomas B. Swartz
                          --------------------
                          Thomas B. Swartz
                          Chairman and Chief Executive Officer

                          /s/ Richard J. Wrensen
                          ----------------------
                          Richard J. Wrensen
                          Chief Financial Officer and Executive Vice President