Form 10QSB
period 2006-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2006-09-06
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2006
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------

              (Exact name of small business issuer in its charter)

           Delaware                                             94-3240473
----------------------------------------                  ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 100 Pine Street
 Suite 2450
 San Francisco, California                                        94111
----------------------------------------                  ----------------------
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

As of July 28, 2006, the issuer's common shares closed at $7.45 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,086,000. At that date approximately 381,000 common shares were outstanding and 280,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.    Yes           No  X
                                                     -----        -----

                                TABLE OF CONTENTS



PART I

     ITEM 1    CONSOLIDATED FINANCIAL STATEMENTS                             3-5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6-10

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS                        11-15

     ITEM 3    CONTROLS AND PROCEDURES                                        16

PART II

     OTHER INFORMATION                                                     17-18

     SIGNATURES                                                               19

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                         20

     CERTIFICATION OF FORM 10-QSB                                             21






                                     PART I
                                     ITEM 1.


                              FINANCIAL STATEMENTS

                                   [Pages 3-5]

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                         June 30,      December 31,
                                                                           2006            2005
                                                                           ----            ----
                                                                       (Unaudited)      (Audited)
ASSETS
    Cash and cash equivalents                                         $  1,076,017    $  1,626,247
    Restricted cash                                                        405,637         280,923
    Marketable securities                                                   23,151          19,577
    Accounts receivable                                                    820,505         715,742
    Other assets, net                                                       25,967          91,267
    Due from related party                                                      --           2,244
    Notes receivable:
       Mortgage notes receivable                                        21,505,260      26,443,616
       Allowance for loan losses                                          (305,000)       (390,000)
                                                                      ------------    ------------
          Net notes receivable                                          21,200,260      26,053,616
    Real estate owned                                                    1,738,500       1,978,350
    Investments in related party                                             5,000           5,000
    Origination costs, net                                                 143,427         183,900
                                                                      ------------    ------------
    Total assets                                                      $ 25,438,464    $ 30,956,866
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                      $    405,637    $    280,923
         Bank loans payable                                              7,466,330      10,474,997
         Warehousing facilities                                          3,933,746       4,842,646
         Warehousing facilities from related party                              --         950,000
         Mortgage payable                                                  962,127         962,127
         Due to related party                                               16,466         343,326
         Accrued interest                                                  146,761              --
         Other liabilities                                                  86,496         169,854
                                                                      ------------    ------------
    Total liabilities                                                   13,017,563      18,023,873

    Commitments and contingent liabilities

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;          2,138           2,138
           213,820 shares issued and outstanding at June 30, 2006
           and December 31, 2005
       Additional paid in capital - preferred stock                      5,509,728       5,509,728
    Less treasury stock: 12,659 and 4,139 preferred shares at
           June 30, 2006 and December 31, 2005 at cost                    (186,579)       (101,389)

       Common stock, $.01 par value; 2,000,000 shares authorized;            5,001           5,001
           500,032 shares issued and outstanding at June 30, 2006
           and December 31, 2005
       Additional paid in capital - common stock                         9,370,911       9,370,911
    Less treasury stock: 119,500 and 110,000 common shares at
           June 30, 2006 and December 31, 2005 at cost                  (1,699,771)     (1,630,734)
       Accumulated other comprehensive income                               (9,519)        (25,686)
       Accumulated deficit                                                (571,008)       (196,976)
                                                                      ------------    ------------
    Total stockholders' equity                                          12,420,901      12,932,993
                                                                      ------------    ------------
    Total liabilities and stockholders' equity                        $ 25,438,464    $ 30,956,866
                                                                      ============    ============

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended             Six Months Ended
                                                                       June 30                       June 30
                                                                 2006           2005           2006           2005
                                                                 ----           ----           ----           ----
REVENUES
       Interest income                                       $   596,403    $   702,898    $ 1,232,677    $ 1,311,172
       Loan origination income                                    58,796        167,882        190,474        348,543
       Service release premium                                       653        123,093         85,797        163,644
       Other income                                                  702         54,246          8,013         71,599
                                                             -----------    -----------    -----------    -----------
           Total revenues                                        656,554      1,048,119      1,516,961      1,894,958

EXPENSES
       Loan servicing fees to related parties                    101,288        151,456        240,790        273,439
       Management fees to related parties                         51,114         98,854        132,470        185,307
       Interest expense on loans                                 267,655        317,907        567,038        528,329
       Interest expense on loans from related parties              8,001           --           38,403           --
       Loan origination costs                                      7,823         47,562         70,754         86,701
       Provision for loan losses                                  12,373         36,109         32,373         54,000
       Wages and salaries                                           --          152,966        152,643        296,008
       Taxes                                                       5,427         11,491         10,402         22,364
       Amortization                                                 --           12,175          5,550         20,416
       General and administrative                                171,667        184,797        328,360        344,892
                                                             -----------    -----------    -----------    -----------
             Total expenses                                      625,348      1,013,317      1,578,783      1,811,456
                                                             -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          31,206         34,802        (61,822)        83,502

       Operating expenses of real estate owned                   (27,746)       (12,115)       (72,360)       (23,900)
       Gain (loss) on real estate owned                             --          (62,084)      (239,850)       (82,084)
       Loss from asset held for disposal                            --             (440)          --             --
                                                             -----------    -----------    -----------    -----------
          Total income (loss) from asset held for disposal
          and real estate owmned                                 (27,746)       (74,639)      (312,210)      (105,984)
                                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                            $     3,460    $   (39,837)   $  (374,032)   $   (22,482)
                                                             ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                                 --           66,318           --          159,395
                                                             -----------    -----------    -----------    -----------

NET INCOME  (LOSS) AVAILABLE TO COMMON                       $     3,460    $  (106,155)   $  (374,032)   $  (181,877)
                                                             ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE                              $      0.01    $     (0.25)   $     (0.98)   $     (0.42)
                                                             ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                            $      0.01    $     (0.25)   $     (0.98)   $     (0.42)
                                                             ===========    ===========    ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                           $      --      $      0.31    $      --      $      0.76
                                                             ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                              $      --      $      --      $      --      $      0.10
                                                             ===========    ===========    ===========    ===========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30
                                                                              2006           2005
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                  $  (374,032)   $   (22,482)
      Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
        Provision for loan losses (net)                                      (85,000)        50,000
        Amortization                                                            --           20,416
        Loss on real estate owned                                            239,850         82,084
        (Increase) decrease in accounts receivable                          (104,763)      (485,448)
        (Increase) in other assets                                            81,467        (62,333)
        Change in due to / due from related party                           (324,616)      (231,095)
        Increase (decrease) in other liabilities                              63,403       (205,884)
                                                                         -----------    -----------
          Net cash (used in) provided by operating activities               (503,691)      (854,742)

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                           (3,574)       (18,620)
      (Increase) decrease in origination costs                                40,473         28,353
      (Increase) decrease in warehousing facilities                         (908,900)          --
      (Increase) decrease in warehousing facilities to related party        (950,000)        83,012
      Decrease in real estate owned                                             --          680,000
      Payment of mortgage payable                                               --         (551,922)
      (Loss) from asset held for sale                                           --          (11,860)
      (Increase) decrease in net mortgage notes receivable                 4,938,356     (3,335,122)
                                                                         -----------    -----------
        Net cash (used in) provided by investing activities                3,116,355     (3,126,159)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from bank loans                                              --        5,531,018
      Payments of bank loans                                              (3,008,667)          --
      Purchase of treasury stock                                            (154,227)      (390,167)
      Preferred dividends paid                                                  --         (159,395)
      Common dividends paid                                                     --          (43,774)
                                                                         -----------    -----------
        Net cash provided by (used in) by financing activities            (3,162,894)     4,937,682
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (550,230)       956,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,626,247        155,462
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,076,017    $ 1,112,243
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                             $   278,623    $         6
                                                                         ===========    ===========
      Cash paid for taxes                                                $    78,125    $    19,842
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

     Basis of presentation. The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ending December 31, 2005.

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

     Stock options. During the six months ended June 30, 2006 and the twelve months ended December 31, 2005 no awards were issued to the Manager or its employees. Therefore, there was no disclosure necessary pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

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

3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                             (Unaudited)
                                          Six months ended   Twelve months ended
                                            June 30, 2006     December 31, 2005
                                            -------------     -----------------
     Balance, beginning of period           $ 26,443,616        $ 19,053,474
     Additions during period:
         Originations                         21,401,692          65,213,362
         CAFC adjustment                              --           4,674,462
     Deductions during period:
         Collections of principal                (87,708)        (14,207,241)
         Repayments                           (8,364,272)         (3,302,412)
         Sales                               (17,863,068)        (44,253,688)
         Foreclosures, net of reserve                 --            (734,341)
         Write off of uncollectible loans             --                  --
                                            ------------        ------------
     Balance, end of period                 $ 21,505,260        $ 26,443,616
                                            ============        ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $305,000 and $390,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of June 30, 2006 and December 31, 2005, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                         (Unaudited)
                                      Six months ended     Twelve months ended
                                        June 30, 2006       December 31, 2005
                                        -------------       -----------------
     Balance, beginning of period         $ 390,000            $ 175,000
     CAFC adjustment                             --               40,000
     Provision for loan loss                 32,373              469,483
     Write off of uncollectible loans        (5,000)            (294,483)
     Writedown of sellable loans            112,373                   --
                                          ---------            ---------
     Balance, end of period               $ 305,000            $ 390,000
                                          =========            =========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.   Real estate owned
     -----------------

     As of December 31, 2005, the Company owned one property. During the six months ended June 30, 2006, the company neither foreclosed on nor sold any property. As of June 30, 2006, the Trust had one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                             (Unaudited)
                                                          Six months ended      Twelve months ended
                                                            June 30, 2006        December 31, 2005
                                                            -------------        -----------------
     Balance, beginning of period                           $ 1,978,350            $   680,000
     Additions                                                       --                     --
     Foreclosed mortgage notes, net of reserve (non-cash)            --                988,758
     Assumption of senior debt                                       --                962,127
     Repayment of senior debt                                        --               (551,992)
     Accrued interest capitalized (non-cash)                         --                     --
     Gain (loss) on sale or writedown (non-cash)               (239,850)               (54,669)
                                                            -----------            -----------
                                                              1,738,500              2,024,294
     Less: Proceeds from sale of real estate owned
     (net of closing costs )                                    (45,944)
                                                            -----------            -----------
     Balance, end of period                                 $ 1,738,500            $ 1,978,350
                                                            ===========            ===========

6.   Related party transactions
     --------------------------

     The Manager, which is owned by several directors, contracts with the Trust to provide management and advisory services and receives fees for these services from the Trust. The Manager is also entitled to reimbursement by the Trust for direct expenses and administrative services at cost and for clerical and administrative services based on relative utilization of facilities and personnel. The Manager is also reimbursed by the Trust for direct expenses and administrative services.

     Since the discontinuance of loan originations by CAFC for the Company, the Manager will originate portfolio loans for the Company, in the name of Capital Alliance Income Trust. The Manager, however, has continued to originate sellable loans through CAFC, for the Manager's own benefit until the Manager secures licenses, permits and warehouse facilities in its name to conduct a mortgage banking operation. The Manager has reimbursed CAFC for the direct expenses of utilizing CAFC's warehouse facility. The Manager will indemnify the Company from any direct or contingent liabilities that may arise from its mortgage banking operations conducted through CAFC. From April 1, 2006 through June 30, 2006, the Manager originated $2,733,395 in sellable loans through CAFC. The Manager obtained its own credit facility in July 2006 and satisfied its obligation on CAFC's warehouse facility.

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The Trust paid the Manager $51,114 and $98,854 and $132,470 and $185,307 in management fees for the three and six month period ended June 30, 2006 and 2005, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $1,500 and $1,000 and $3,000 and $2,500 in REO management fees for the three and six month period ended June 30, 2006 and 2005, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.   Related party transactions (continued)
     --------------------------------------

     The Manager earns an administrative fee up to 25 basis points on mortgages funded for the benefit of the Trust. The Trust expensed $0 and $32,576 and $28,220 and $59,349 for the three and six month period ended June 30, 2006 and 2005, respectively. These fees are reported as part of the management fees.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and six month period ended June 30, 2006 and 2005 was $0 and $0 and $0 and $0, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2005, the Trust capitalized 32.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee is expensed as the portion attributed for servicing. As of June 30, 2006, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and six month period ended June 30, 2006 and 2005, the Trust expensed loan origination and servicing fees of $101,288 and $151,456 and $240,790 and $273,439, respectively.

     On occasion, the Company and its affiliates had related receivables and payables arising from ordinary business transactions. As of June 30, 2006, the Company had a payable of $20,342 to the Manager. As of December 31, 2005, the company had a payable of $6,859 to the Manager and $336,465 to Calliance Realty Fund. No interest is charged on these inter-company accounts.


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


8.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005:

                                                      Three months ended        Six months ended
                                                            June 30                   June 30
                                                        2006        2005         2006         2005
                                                        ----        ----         ----         ----
     Numerator:
     Net income (loss)                              $   3,460   $ (39,837)   $(374,032)   $ (22,482)

     Preferred dividends                                   --     (66,318)          --     (159,395)
                                                    ---------   ---------    ---------    ---------
     Numerator for basic and diluted earnings per
     share income (loss) available to common        $   3,460   $(106,155)   $(374,032)   $(181,877)
                                                    =========   =========    =========    =========
     Denominator:
         Basic weighted average shares                380,532     419,915      382,374      429,129

         Dilutive effect of options                        --          --           --           --
                                                    ---------   ---------    ---------    ---------
         Diluted weighted average shares              380,532     419,915      382,374      429,129
                                                    =========   =========    =========    =========
     Basic earnings per common share                $    0.01   $   (0.25)   $   (0.98)   $   (0.42)
                                                    =========   =========    =========    =========
     Diluted earnings per common share              $    0.01   $   (0.25)   $   (0.98)   $   (0.42)
                                                    =========   =========    =========    =========

9.   Subsequent event
     ----------------

     On July 11, 2006 the Trust sold real estate owned (see note 5) with a carrying cost of $1,738,500 for a profit of approximately $105,000 to $115,000. The transaction's gain will be reported in the Company's financial statements for the period ending September 30, 2006.

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

Preparation of the Company's consolidated financial statements is based upon the operating results of the Trust and CAFC. Management's discussion and analysis of the results of operations for the six months ended June 30, 2006 and 2005 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange with the exchange symbol of "CAA".

Prior to year end 2004, Management identified CAFC as an asset held for sale within the meaning of Financial Accounting Standard No.144 ("FAS 144"). On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's preferred stock. Subsequently, the offer to purchase CAFC's preferred shares was withdrawn and CAFC's common shares were acquired by the Trust on December 30, 2005. During the first quarter of 2006, the Trust announced its intent to cease mortgage loan originations by CAFC, to monetize CAFC's loan inventory, and to eliminate all employee expenses. Any loans not sold will into the secondary mortgage market will be transferred to the Trust or sold to an affiliated company at their estimated fair market value.

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

The 2006 second quarter revenues and expenses were significantly reduced by discontinuing CAFC's operations. Revenues from loan originations and the service release premiums from loan sales declined $109,086 and $122,440, respectively from 2005's second quarter. Expenses for wages and salaries were eliminated, providing a $152,966 cost reduction, and loan origination costs declined $39,739 from 2005's second quarter. The Company believes that these revenue and expense item changes are permanent and indicative of future operating results without the resumption of CAFC's activities or a change in the Company's management and advisory agreements. As of June 30, 2006 CAFC's seven sellable loans had an outstanding principal balance of $2,552,510 and a carrying value of $2,527,510.

The recent interest rate environment has reduced the profitability of CAIT. The rise in short term rates has continued to increase the cost of carrying a mortgage portfolio. Additionally, the non-conforming residential mortgage market has continued to attract better financed competitors willing to offer higher LTV (loan-to-value) loans or more competitive pricing. These developments have exerted downward pressure on CAIT's investment yield and investment spread. Management is addressing this deterioration in yield and spread by emphasizing our ability to promptly fund transactions in order to deflect price competition, by continuing to seek more competitive portfolio financing and exploring alternative investment opportunities available to real estate investment trusts.

The Company's preliminary 14A ("Proxy") filing with the Securities and Exchange Commission provides shareholders with a referendum on the Company's future. Shareholders can vote their proxy to provide the Board of Directors their preference(s) on three proposals. The Company's proposals address: (a) Liquidation; (b) Self-management; and (c) Affirmation of the existing outside management agreement. The Board of Directors neither recommends nor opposes these proposals.

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

Assets held for disposal. CAFC is identified as an asset held for disposal. Disposal of CAFC's non-portfolio assets is expected during the third quarter of 2006. CAFC's non-portfolio assets, primarily mortgage notes receivable, are to be sold or transferred to the Trust. CAFC's loan sales are expected to occur at or near their carrying cost.

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

CAFC's operations were discontinued in the first quarter of 2006. Disposal of CAFC's non-portfolio assets is expected in the third quarter of 2006.

Loan Origination and Loan Servicing. Since the discontinuance of loan originations by CAFC for the Company, the Manager will originate portfolio loans for the Company, in the name of Capital Alliance Income Trust. The Manager, however, has continued to originate sellable loans through CAFC, for the Manager's own benefit until the Manager secures licenses, permits and warehouse facilities in its name to conduct a mortgage banking operation. The Manager has reimbursed CAFC for the direct expenses of utilizing CAFC's warehouse facility. The Manager will indemnify the Company from any direct or contingent liabilities that may arise from its mortgage banking operations conducted through CAFC. From April 1, 2006 through June 30, 2006, the Manager originated $2,733,395 in sellable loans through CAFC. The Manager obtained its own credit facility in July 2006 and satisfied its obligation on CAFC's warehouse facility.

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

Commitments and Contingencies. As of June 30, 2006, the Company's loan portfolio included 51 loans totaling $21,505,260 of which 7 loans totaling $3,003,278 representing 14% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $305,000, if it is necessary to foreclose upon the mortgage loans.

As of June 30, 2005, the Company's loan portfolio included 84 loans totaling $27,990,786 of which 11 loans totaling $3,827,569 representing 13% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $269,000, if it is necessary to foreclose upon the mortgage loans.

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

 The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of June 30, 2006 (exclusive of any loan commitments of the Manager made by CAFC) and June 30, 2005.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During the second quarter of 2006, two loans with a combined note amount balance of $1,204,000 and during the first quarter of 2006, two loans with a combined note amount balance of $2,500,000 were sold to Lehman Bothers Bank pursuant to this guarantee. During 2005, no loans were sold to Lehman Brothers Bank pursuant to this guarantee.

As of June 30, 2006, the following table summarizes the Company's outstanding repayment obligations:

   Maximum Other                                        Amount of Commitment Expiration Per Period
    Commercial                     Total       ---------------------------------------------------------------
   Commitments (a)                Amounts        Less than          1 - 3           4 - 5           After 5
 as of June 30, 2006             Committed        1 year            years           years            years
---------------------------    -------------   ------------   ---------------   --------------   -------------
Lines of Credit (b)             $11,362,746          0           $11,362,746          0                0

Standby Repurchase                 (c)               0                0               0                0
Obligations

Total Commercial
Commitments                     $11,362,746          0           $11,362,746          0                0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of June 30, 2006 due in 1-3 years were $11,362,746

(c) The Mortgage Conduit Business has an unquantified ongoing liability with respect to normal warranties and representations which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three and six months ended June 30, 2006 and 2005. Revenues for the second quarter decreased to $656,554 as compared to $1,048,119 for the same period in the prior year. The decrease in revenue during the second three months of 2006 was due to decreases in service release premium of $122,440, loan origination income of $109,086 and interest income of $106,495.

Expenses for the second quarter decreased to $625,348 as compared to $1,013,317 for the same period in the prior year. The decrease in expenses during the second three months of 2006 was primarily due to decreases in wages and salaries of $152,966, interest expenses of $50,252, loan origination costs of $50,168 and management fees of $47,740.

Revenues for the six months ended June 30 2006 decreased to $1,516,961 as compared to $1,894,958 for the same period in the prior year. The decrease in revenue during the first six months of 2006 was due to decreases in loan origination income of $158,069, service release premium of $77,847 and interest income of $78,495

Expenses for the six months ended June 30, 2006 decreased to $1,578,783 as compared to $1,811,456 for the same period in the prior year. The decrease in expenses during the first six months of 2006 was primarily due to decreases in wages and salaries of 143,365, loan origination costs of $32,649 and management fees of $52,837.

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

Six months ended June 30, 2006 and 2005. As of January 1, 2006 and 2005, the Trust had $1,626,247and $155,462 of cash and cash equivalents, respectively. During the six month period ended June 30, 2006, cash and cash equivalents decreased by $550,230. During the six month period ended June 30, 2005, cash and cash equivalents increased by $956,781, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2006 and 2005 were $1,076,017 and $1,112,243.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the six months ended June 30, 2006 and 2005 was $503,691 and $854,742, respectively. During the first six months of 2006, net income used $374,032, an increase in accounts receivable used $104,763, and related party transactions used $324,616. During the first six months of 2005, net income used $22,482, an increase in accounts receivable used $485,448, and related party transactions used $231,095.

Net cash provided by and used in investing activities for the six months ended June 30, 2006 and 2005 was $3,116,355 and $3,126,159, respectively. During the first six months of 2006, a net decrease in mortgage notes receivable provided $4,938,356. During the first six months of 2005, a net increase in mortgage notes receivable used $3,335,122.

Net cash used in and provided by financing activities during the six months ended June 30, 2006 and 2005 was $3,162,894 and $4,937,682, respectively. During the first six months of 2006, net payments of bank loans used cash of $3,008,667 while treasury stock purchases reduced cash by $154,227. During the first six months of 2005, borrowings provided cash of $5,531,018 while dividends reduced cash by $203,169 and treasury stock purchases reduced cash by $390,167.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk. Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit risk.

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the June 30, 2006 and December 31, 2005 balance sheet at the lower of cost or market.

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

The decreasing percentage of the Company's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. An increasing percentage of the Company's assets pay a variable interest rate and the income from such assets tends to increase with higher interest rates and decrease with lower interest rates.

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




                           (Intentionally Left Blank)

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

ITEM 2     CHANGES IN SECURITIES

       No shares were purchased for treasury stock during the three month period ended June 30, 2006.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None

ITEM 5     OTHER INFORMATION

       None.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

      Exhibit No.
      3.1      Charter Certificate of Incorporation and Amendment No. 1(1)
      3.2      Bylaws of the Registrant(1)
      3.3      Certificate of Amendment of Certificate of Incorporation(5)
      4.1      Form of Stock Certificate of Common Shares of the Registrant(2)
      10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
      10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
      10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1)
      23.4     Consent of Landels Ripley & Diamond, LLP(4)
      23.6     Consent of Novogradac & Company LLP(4)
      24.1     Power of Attorney of Thomas B. Swartz(1)
      24.2     Power of Attorney of Dennis R. Konczal(1)
      24.4     Power of Attorney of Stanley C. Brooks(1)
      24.5     Power of Attorney of Harvey Blomberg(1)
      24.7     Power of Attorney of Richard J. Wrensen(6)


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


(b)  Reports on Form 8-K.
     --------------------

     Form 8-K was filed on:

     o April 18, 2006 due to the announcement of earnings for fourth quarter and year ended December 31, 2005.
     o April 27, 2006 due to the notice of non-compliance with the American Stock Exchange listing requirement.
     o June 15, 2006 due to the notice of non-compliance with the American Stock Exchange listing requirement.
     o June 19, 2006 due to the announcement of compliance with the American Stock Exchange listing requirement.
     o June 20, 2006 due to the announcement of earnings for the first quarter of 2006.
     o June 27, 2006 due to the announcement of an independent director's resignation from the Board of Directors.
     o July 14, 2006 due to the notice of non-compliance from the American Stock Exchange regarding the number of independent directors on CAIT's Board.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated: August 21, 2006

                        /s/ Thomas B. Swartz
                        --------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer

                       /s/ Richard J. Wrensen
                       ----------------------
                           Richard J. Wrensen
                           Chief Financial Officer and Executive Vice President

                                  CERTIFICATION


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, and I, Richard J. Wrensen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: August 21, 2006

                        /s/ Thomas B. Swartz
                        --------------------
                            Thomas B. Swartz
                            Chairman and Chief Executive Officer

                        /s/ Richard J. Wrensen
                        ----------------------
                            Richard J. Wrensen
                            Chief Financial Officer and Executive Vice President

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                           PERIOD ENDING JUNE 30, 2006

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-QSB, dated August 21, 2006 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: August 21, 2006

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