Form 10QSB
period 2006-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2006-11-20
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission File Number: 333-11625


       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       -------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                        94-3240473
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

         100 Pine Street
         Suite 2450
         San Francisco, California                             94111
-----------------------------------------------              -----------
         (Address of principal executive office)              (zip code)

                                 (415) 288-9575
                                 --------------
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

                                                                Yes [X]  No [_]

As of October 30, 2006, the issuer's common shares closed at $10.70 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,910,400. At that date approximately 380,532 common shares were outstanding and 272,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.                  Yes [_]  No [X]

                                TABLE OF CONTENTS



PART I

     ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS                           3-5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6-10

     ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS                      11-16

     ITEM 3   CONTROLS AND PROCEDURES                                      17

PART II

     OTHER INFORMATION                                                  17-18

     SIGNATURES                                                            19

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                      20

     CERTIFICATION OF FORM 10-QSB                                          21


PART I
ITEM 1.
FINANCIAL STATEMENTS


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets
                           September 30, December 31,
                                                                             2006           2005
                                                                         ------------    ------------
ASSETS                                                                    (Unaudited)       (Audited)

    Cash and cash equivalents                                            $    252,291    $  1,626,247
    Restricted cash                                                           123,037         280,923
    Marketable securities                                                      19,572          19,577
    Accounts receivable                                                       754,647         715,742
    Other assets, net                                                           7,515          91,267
    Due from related party                                                     42,600           2,244
    Notes receivable:
       Mortgage notes receivable                                           17,546,643      26,443,616
       Allowance for loan losses                                             (355,000)       (390,000)
                                                                         ------------    ------------
          Net notes receivable                                             17,191,643      26,053,616
    Real estate owned                                                         300,000       1,978,350
    Investments in related party                                                5,000           5,000
    Origination costs, net                                                    145,753         183,900
                                                                         ------------    ------------

    Total assets                                                         $ 18,842,058    $ 30,956,866
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                         $    123,037    $    280,923
         Bank loans payable                                                 6,228,214      10,474,997
         Warehousing facilities                                                    --       4,842,646
         Warehousing facilities from related party                                 --         950,000
         Mortgage payable                                                          --         962,127
         Due to related party                                                      --         343,326
         Other liabilities                                                     52,713         169,854
                                                                         ------------    ------------
    Total liabilities                                                       6,403,964      18,023,873

    Commitments and contingent liabilities

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;             2,138           2,138
           213,820 shares issued and outstanding at September 30, 2006 and December 31, 2005
       Additional paid in capital - preferred stock                         5,509,728       5,509,728
    Less treasury stock: 12,659 and 4,139 preferred shares at
           September 30, 2006 and December 31, 2005 at cost                  (186,579)       (101,389)

       Common stock, $.01 par value; 2,000,000 shares authorized;               5,001           5,001
           500,032 shares issued and outstanding at September 30, 2006 and December 31, 2005
       Additional paid in capital - common stock                            9,370,911       9,370,911
    Less treasury stock: 119,500 and 110,000 common shares at
           September 30, 2006 and December 31, 2005 at cost                (1,699,771)     (1,630,734)
       Accumulated other comprehensive income                                 (13,098)        (25,686)
       Accumulated deficit                                                   (550,236)       (196,976)
                                                                         ------------    ------------

    Total stockholders' equity                                             12,438,094      12,932,993
                                                                         ------------    ------------

    Total liabilities and stockholders' equity                           $ 18,842,058    $ 30,956,866
                                                                         ============    ============


                See accompanying notes to financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations
                                  (unaudited)


                                                             Three Months Ended            Nine Months Ended
                                                                September 30                 September 30
                                                             2006          2005           2006           2005
                                                        -----------    -----------    -----------    -----------
REVENUES
       Interest income                                  $   540,367    $   732,865    $ 1,773,044    $ 2,044,037
       Loan origination income                                   --        192,093        190,474        540,636
       Service release premium                                   --        178,074         85,797        341,718
       Other income                                             655        (22,686)         8,668         48,913
                                                        -----------    -----------    -----------    -----------
           Total revenues                                   541,022      1,080,346      2,057,983      2,975,304

EXPENSES
       Loan servicing fees to related parties                92,220        154,491        333,010        427,930
       Management fees to related parties                    49,204         82,201        181,674        267,508
       Interest expense on loans                            247,672        387,051        814,710        915,380
       Interest expense on loans from related parties            --             --         38,403             --
       Loan origination costs                                 9,895         76,411         80,649        163,112
       Provision for loan losses                             63,657        139,500         96,030        193,500
       Wages and salaries                                        --        157,176        152,643        453,184
       Taxes                                                 18,193          8,403         28,595         30,767
       Amortization                                              --         13,050          5,550         33,466
       General and administrative                            90,605        153,784        418,965        498,676
                                                        -----------    -----------    -----------    -----------
             Total expenses                                 571,446      1,172,067      2,150,229      2,983,523
                                                        -----------    -----------    -----------    -----------

INCOME (LOSS) FROM
    CONTINUING OPERATIONS                                   (30,424)       (91,721)       (92,246)        (8,219)

       Operating expenses of real estate owned                   --          6,000        (72,360)       (17,900)
       Gain (loss) on real estate owned                     100,867             --       (138,983)       (82,084)
       Loss from asset held for disposal                    (49,671)            --        (49,671)            --
                                                        -----------    -----------    -----------    -----------
         Total income (loss) from asset held for
         disposal and real estate owned                      51,196          6,000       (261,014)       (99,984)
                                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                       $    20,772    $   (85,721)   $  (353,260)   $  (108,203)
                                                        ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                              --             --             --        159,395
                                                        -----------    -----------    -----------    -----------

NET INCOME  (LOSS) AVAILABLE TO COMMON                  $    20,772    $   (85,721)   $  (353,260)   $  (267,598)
                                                        ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE                         $      0.05    $     (0.21)   $     (0.93)   $     (0.63)
                                                        ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                       $      0.05    $     (0.21)   $     (0.93)   $     (0.63)
                                                        ===========    ===========    ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                      $        --    $        --    $        --    $      0.76
                                                        ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                         $        --    $        --    $        --    $      0.10
                                                        ===========    ===========    ===========    ===========

BASIC COMMON SHARES                                         380,532        403,715        381,760        425,008
                                                        ===========    ===========    ===========    ===========

DILUTED COMMON SHARES                                       380,532        403,715        381,760        420,658
                                                        ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                             Nine Months Ended
                                                                                September 30
                                                                             2006          2005
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                  $  (353,260)   $  (108,203)
     Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
       Provision for loan losses (net)                                      (35,000)        75,000
       Amortization                                                              --         33,466
       Loss on real estate owned                                                 --         82,084
       (Increase) decrease in accounts receivable                           (38,905)       170,198
       (Increase) in other assets                                            83,752        (49,803)
       Change in due to / due from related party                           (383,682)        (9,673)
       Increase (decrease) in other liabilities                            (117,141)      (145,617)
                                                                        -----------    -----------
         Net cash (used in) provided by operating activities               (844,236)        47,452

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of (investment in) marketable securities                                5        (31,908)
     (Increase) decrease in origination costs                                38,147         75,551
     (Increase) decrease in warehousing facilities                       (4,842,646)            --
     (Increase) decrease in warehousing facilities to related party        (950,000)     1,415,487
     Decrease in real estate owned                                        1,678,350     (1,270,885)
     Payment of mortgage payable                                           (962,127)       410,205
     (Loss) from asset held for sale                                         12,588        (37,626)
     (Increase) decrease in net mortgage notes receivable                 8,896,973       (965,893)
                                                                        -----------    -----------
       Net cash provided by (used in) investing activities                3,871,290       (405,069)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from bank loans                                                --      2,599,483
     Payments of bank loans                                              (4,246,783)            --
     Purchase of treasury stock                                            (154,227)      (535,971)
     Preferred dividends paid                                                    --       (159,395)
     Common dividends paid                                                       --        (43,774)
                                                                        -----------    -----------
       Net cash (used in) provided by financing activities               (4,401,010)     1,860,343
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,373,956)     1,502,726

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,626,247        155,462
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   252,291    $ 1,658,188
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                             $   403,570    $         6
                                                                        ===========    ===========
     Cash paid for taxes                                                $     83,43    $    24,886
                                                                        ===========    ===========


                See accompanying notes to financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Organization

     References to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was formed December 12, 1995 as an investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. On April 11, 1997 the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. On April 1, 2006 the company suspended the origination of loans by CAFC for the benefit of the Trust.

     Capital Alliance Advisors, Inc. (the "Manager") currently manages the Company (management contract) and originates, services, and sells loans for the Company (loan origination and servicing contract). Both the management contract and the loan origination and servicing contract are scheduled to terminate on December 31, 2006. On October 18, 2006 the shareholder's voted not to renew the Manager's management contract and a majority of the shareholders voted to approve self management.

2.   Summary of significant accounting policies and nature of operations

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 filed pursuant to 15d-2 on Form 10-KSB with the Securities and Exchange Commission.

     Basis of presentation. The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim period. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ending December 31, 2005.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)
     -----------

     Stock options.   During the nine months ended September 30, 2006 and the
     twelve months ended December 31, 2005 no awards were issued to the Manager or its employees. Therefore, there was no disclosure necessary pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

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

3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                             (Unaudited)
                                          Nine months ended  Twelve months ended
                                         September 30, 2006   December 31, 2005
                                         ------------------   -----------------
     Balance, beginning of period            $ 26,443,616       $   19,053,474
     Additions during period:
         Originations                          21,542,427           65,213,362
         CAFC adjustment                               --            4,674,462
     Deductions during period:
         Collections of principal               (103,127)          (14,207,241)
         Repayments                          (10,815,670)           (3,302,412)
         Sales                               (19,220,603)          (44,253,688)
         Foreclosures, net of reserve           (300,000)             (734,341)
                                             -----------          ------------
     Balance, end of period                  $ 17,546,643         $ 26,443,616
                                             ============         ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.


4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $355,000 and $390,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of September 30, 2006 and December 31, 2005, respectively. Actual losses may differ from the estimate.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4.   Allowance for loan losses (continued)
     -------------------------------------

     A reconciliation of the allowance for loan losses follows:

                                           (Unaudited)
                                        Nine months ended  Twelve months ended
                                       September 30, 2006   December 31, 2005
                                       ------------------   -----------------
     Balance, beginning of period             $  390,000           $  175,000
     CAFC adjustment                                 ---               40,000
     Provision for loan loss                      96,030              469,483
     Write off of uncollectible loans            (5,000)            (294,483)
     Writedown of sellable loans
                                               (126,030)               ---
                                              ---------               ---
     Balance, end of period                   $  355,000           $  390,000
                                              ==========           ==========

5.   Real estate owned
     -----------------

     As of December 31, 2005, the Company owned one property. During the nine months ended September 30, 2006, the Company foreclosed on one property and sold one property. As of September 30, 2006, the Trust had one property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                     (Unaudited)
                                                                  Nine months ended  Twelve months ended
                                                                 September 30, 2006   December 31, 2005
                                                                 ------------------   -----------------
     Balance, beginning of period                                     $ 1,978,350           $  680,000
     Additions                                                            300,000                   --
     Foreclosed mortgage notes, net of reserve (non-cash)                      --              988,758
     Assumption of senior debt                                                 --              962,127
     Repayment of senior debt                                            (952,611)            (551,992)
     Accrued interest capitalized (non-cash)                              (18,375)                  --
     Gain (loss) on sale or writedown (non-cash)                         (101,172)             (54,669)
                                                                       ----------          -----------
                                                                        1,206,192            2,024,294
     Less: Proceeds from sale of real estate owned
     (net of closing costs )                                             (906,192)             (45,944)
                                                                       ----------         ------------
     Balance, end of period                                            $  300,000         $  1,978,350
                                                                       ==========         ============


6.   Related party transactions
     --------------------------

     The Manager, which is owned by Mr. Thomas Swartz (the Trust's Chairman and Chief Executive Officer) and Mr. Dennis Konczal (the Trust's President), contracts with the Trust to provide management and advisory services and receives fees for these services from the Trust. The Manager is also entitled to reimbursement by the Trust for direct expenses and administrative services at cost and for clerical and administrative services based on relative utilization of facilities and personnel. The Manager is also reimbursed by the Trust for direct expenses and administrative services.

     Since the April 1, 2006 suspension of loan originations by CAFC for the Company, the Manager has originated portfolio loans for the Company, in the name of Capital Alliance Income Trust. The Manager, however, has continued to originate sellable loans through CAFC, for the Manager's own benefit using the operating facilities, licenses, and selling agreements of CAFC. The Manager has reimbursed CAFC for the interest expense of utilizing CAFC's warehouse facility.. From April 1, 2006 through September 30, 2006, the Manager originated $5,582,905 in sellable loans and sold $5,582,905in sellable loans through CAFC. The Manager obtained its own credit facility in July 2006, satisfied its obligation on CAFC's warehouse facility and CAFC's warehouse facility was terminated. The Manager has indemnified CAIT and CAFC from all contingent liabilities that may arise from the Manager's mortgage banking operations conducted through CAFC.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)




6.   Related party transactions (continued)
     --------------------------------------

     The Manager receives a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The Trust paid the Manager $51,009 and $82,201 and $183,479 and $267,508 in management fees for the three and nine month period ended September 30, 2006 and 2005, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     The Manager also earns a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Manager $1,500 and $500 and $4,500 and $3,000 in REO management fees for the three and nine month period ended September 30, 2006 and 2005, respectively. Within the financial statements, REO management fees are included in the Management fees to related parties.

     The Manager earns an administrative fee up to 25 basis points on mortgages funded for the benefit of the Trust. The Trust expensed $0 and $26,806 and $28,220 and $86,155 for the three and nine month period ended September 30, 2006 and 2005, respectively. Within the financial statements, administrative fees are included in the Management fees to related parties.

     The Manager's incentive compensation for each fiscal quarter, equals 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for the three and nine month period ended September 30, 2006 and 2005 was $0 and $0 and $0 and $0, respectively. Within the financial statements, incentive compensation awards are included in the Management fees to related parties.

     The Manager receives a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2005, the Trust capitalized 32.5% of this fee as loan origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee is expensed as the portion attributed for servicing. As of September 30, 2006, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and nine month period ended September 30, 2006 and 2005, the Trust expensed loan origination and servicing fees of $92,220 and $154,491 and $333,010 and $427,930, respectively.

     On occasion, the Company and its affiliates had related receivables and payables arising from ordinary business transactions. As of September 30, 2006, the Company had a receivable of $42,600 from the Manager. As of December 31, 2005, the company had a payable of $6,859 to the Manager and $336,465 to Calliance Realty Fund. No interest is charged on these inter-company accounts.


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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     Preferred Shareholders are entitled to receive all liquidating distributions until they have received an amount equal to their aggregate adjusted net capital contribution. Thereafter, Common Shareholders are entitled to all liquidating distributions until the aggregate adjusted net capital contributions of all Common Shares have been reduced to zero. Any subsequent liquidating distributions will be allocated among Common and Preferred Shareholders pro rata.

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

     The Trust has the power to redeem or prohibit the transfer of Shares or the exercise of warrants and/or options that would result in a violation of the Trust's shareholding requirements. Only with the explicit approval of the Trust's Board of Directors may a shareholder own more than 9.8% of the total outstanding Shares.

8.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and nine months ended June 30, 2006 and 2005:

                                                      Three months ended        Nine months ended
                                                         September 30             September 30
                                                       2006        2005        2006          2005
                                                    ---------   ---------    ---------    ---------
     Numerator:
     Net income (loss)                              $  20,772   $ (85,721)   $(353,260)   $(108,203)

     Preferred dividends                                   --          --           --     (159,395)
                                                    ---------   ---------    ---------    ---------
     Numerator for basic and diluted earnings per
     share income (loss) available to common        $  20,772   $ (85,721)   $(353,260)   $(267,598)
                                                    =========   =========    =========    =========
     Denominator:
         Basic weighted average shares                380,532     403,715      381,760      420,658

         Dilutive effect of options                        --          --           --           --
                                                    ---------   ---------    ---------    ---------
         Diluted weighted average shares              380,532     403,715      381,760      420,658
                                                    =========   =========    =========    =========
     Basic earnings per common share                $    0.05   $   (0.21)   $   (0.93)   $   (0.63)
                                                    =========   =========    =========    =========
     Diluted earnings per common share              $    0.05   $   (0.21)   $   (0.93)   $   (0.63)
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

Preparation of the Company's consolidated financial statements is based upon the operating results of the Trust and CAFC. Management's discussion and analysis of the results of operations for the nine months ended September 30, 2006 and 2005 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange with the exchange symbol of "CAA".

Prior to year end 2004, Management identified CAFC as an asset held for sale within the meaning of Financial Accounting Standard No.144 ("FAS 144"). On November 11, 2004, CAFC's common shareholder notified the Trust of its intention to retire 100% of CAFC's preferred stock. Subsequently, the offer to purchase CAFC's preferred shares was withdrawn and CAFC's common shares were acquired by the Trust on December 30, 2005. During the first quarter of 2006, the Trust announced its intent to suspend mortgage loan originations by CAFC, to monetize CAFC's loan inventory, and to eliminate all employee expenses. Any loans not sold will into the secondary mortgage market will be transferred to the Trust.

Management believes that discontinuing CAFC's operations will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and the Trust's access to any CAFC's funding agreement.

The 2006 revenues and expenses for the nine months ended September 30, 2006 were significantly reduced by the March 30, 2006 suspension of CAFC's operations. Revenues from loan originations and the service release premiums from loan sales declined $350,162 and $255,921, respectively from 2005's same nine month period. Expenses for wages and salaries were eliminated, providing a $300,541 cost reduction, and loan origination costs declined $82,463 from 2005's same nine month period. The Company believes that these line item changes are indicative of future operating results without the resumption of CAFC's activities.

As of September 30, 2006 CAFC's four remaining loans had an outstanding principal balance of $1,196,654 and a net carrying value of $1,136,654. The Manager, however, has continued to originate sellable loans through CAFC, for the Manager's own benefit, using the former operating facilities, licenses, and selling agreements of CAFC. The Manager has reimbursed CAFC for the interest expenses of utilizing CAFC's warehouse facility. The Manager has reimbursed CAFC for the interest expense of utilizing CAFC's warehouse facility.

From April 1, 2006 through September 30, 2006, the Manager originated $5,582,905 in sellable loans and sold $5,582,905 in sellable loans through CAFC. The Manager obtained its own credit facility in July 2006, satisfied its obligation on CAFC's warehouse facility and CAFC's warehouse facility was terminated. The Manager has indemnified the Company from any contingent liabilities that may arise from the Manager's mortgage banking operations conducted through CAFC.

The recent interest rate environment of a negative yield curve, has reduced the profitability of CAIT. The rise in short term rates has increased the cost of carrying a mortgage portfolio. Also, the non-conforming residential mortgage market has continued to attract better financed competitors willing to offer higher LTV (loan-to-value) loans or more competitive pricing. These developments have exerted downward pressure on CAIT's investment yield and investment spread. Management is addressing this deterioration in yield and spread by emphasizing our ability to promptly fund transactions in order to deflect price competition, by continuing to seek more competitive portfolio financing and exploring alternative investment opportunities available to real estate investment trusts.

Shareholders as of September 12, 2006 voted to advise the Board of Directors on the Company's future organizational structure. The shareholder vote addressed:
(a) Self-management; (b) Liquidation; and (c) Affirmation of the existing Manager's agreement. On October 18, 2006, at the Company's Annual Shareholders meeting, the Trust's shareholder overwhelmingly voted to approve Self-management and to reject both Liquidation and the Affirmation of the existing Manager's agreement. The Trust's agreements with the Manager expire on December 31, 2006. CAIT's Board of Directors is evaluating the timing and transitional issues to convert the Company to Self-management.

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

Stock option.   The Trust has issued stock options to certain employees of the
Manager and to its Officers and Directors. The stock options issued are accounted for using the intrinsic-value method. Because the options were issued with exercise prices no less than the market price of the Trust's common stock on the dates of grant and because other key terms are fixed, use of the intrinsic-value method results in the Trust not recognizing compensation expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options.

Assets held for disposal. CAFC's operations were discontinued in the first quarter of 2006. CAFC's mortgage notes receivable are identified as assets held for disposal. Disposal of CAFC's non-portfolio mortgage notes receivable is expected during the fourth quarter of 2006. CAFC's loan sales are expected to occur at or near their net carrying cost. Unsold mortgage notes receivable, may be transferred to the Trust.

Operating Strategy.   As a portfolio lender the company will primarily invest in
California non-conforming mortgage loans on one-to-four unit residential properties primarily secured by first and second deeds of trust. Management believes that this segment of the mortgage market is inadequately served and that there is a large demand for non-conforming mortgage loans with a complete spectrum of credit grades. Portfolio loan underwriting guidelines limit the maximum potential loan-to-value ("LTV") to 75%. The 75% restriction includes the effect of any potential negative amortization.

Loan Origination and Loan Servicing.   Since the suspension of loan originations
by CAFC for the Company, the Manager will originate portfolio loans for the Company, in the name of Capital Alliance Income Trust. The Manager, however, has continued to originate sellable loans through CAFC, for the Manager's own benefit, using the operating facilities, licenses, and selling agreements of CAFC. The Manager has reimbursed CAFC for the interest expenses of utilizing CAFC's warehouse facility. The Manager has indemnified the Company from any liabilities that may arise from its mortgage banking operations conducted through CAFC. The Manager obtained its own credit facility in July 2006 and satisfied its obligation on CAFC's warehouse facility.

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

Commitments and Contingencies.   As of September 30, 2006, the Company's loan
portfolio included 42 loans totaling $17,546,643 of which 7 loans totaling $2,830,541 representing 16% of the loan portfolio were delinquent over two payments. In assessing the entire loan portfolio, including these delinquent mortgage loans, management has established a loan loss reserve of $355,000.

As of September 30, 2005, the Company's loan portfolio included 72 loans totaling $24,687,071 of which 12 loans totaling $4,617,994 representing 18% of the loan portfolio were delinquent over two payments. In assessing the entire loan portfolio, including these delinquent mortgage loans, management has established a loan loss reserve of $290,500.

In assessing the delinquent mortgage loans, management estimates a net gain may be recognized, if it is necessary to foreclose on the delinquent mortgage loans. Estimates are based on an anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of pre-existing liens, costs of disposition, the face amount of the mortgage loan and accrued interest receivable.

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of September 30, 2006 (exclusive of any loan commitments of the Manager made by CAFC for the benefit of the Manager) and September 30, 2005.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During the third quarter of 2006, no loans were sold under the guarantee. During the nine months ended September 30, 2006, two loans with a combined note amount balance of $1,204,000 were sold to Lehman Bothers Bank pursuant to this guarantee. During 2005, no loans were sold to Lehman Brothers Bank pursuant to this guarantee.

As of September 30, 2006, the following table summarizes the Company's outstanding repayment obligations:

                                                         Amount of Commitment Expiration Per Period
       Maximum Other                           ---------------------------------------------------------------------
Commercial Commitments (a)    Total Amounts       Less than       1 - 3 years          4 - 5           After 5
 as of September 30, 2006       Committed          1 year                              years            years
--------------------------------------------------------------------------------------------------------------------
Lines of Credit (b)              $6,228,214           0            $6,228,214            0                0
--------------------------------------------------------------------------------------------------------------------
Standby Repurchase                  (c)               0                0                 0                0
Obligations
--------------------------------------------------------------------------------------------------------------------
Total Commercial Commitments     $6,228,214           0            $6,228,214            0                0
------------------------------ --------------- ---------------- ----------------- ---------------- -----------------

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of September 30, 2006 due in 1-3 years were $6,228,214

(c) The Mortgage Conduit Business has an unquantified ongoing liability with respect to normal warranties and representations, which includes fraud in the origination process or early default on loans sold into the secondary mortgage market.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three and nine months ended September 30, 2006 and 2005. Revenues for the third quarter decreased to $541,022 as compared to $1,080,346 for the same period in the prior year. The decrease in revenue during the third quarter of 2006 was due to decreases in service release premium of $178,074, loan origination income of $192,093 and interest income of $192,498.

Expenses for the third quarter decreased to $571,446 as compared to $1,172,067 for the same period in the prior year. The decrease in expenses during the third quarter of 2006 was primarily due to decreases in wages and salaries of $157,176, interest expenses of $139,379, the provision for loan losses of $75,843, general and administrative expenses of $63,179 and loan origination costs of $66,516.

Revenues for the nine months ended September 30 2006 decreased to $2,057,983 as compared to $2,975,304 for the same period in the prior year. The decrease in revenue during the first nine months of 2006 was due to decreases in loan origination income of $350,162, service release premium of $255,921 and interest income of $270,993.

Expenses for the nine months ended September 30, 2006 decreased to $2,150,229 as compared to $2,983,523 for the same period in the prior year. The decrease in expenses during the first nine months of 2006 was primarily due to decreases in wages and salaries of 300,541, interest expenses of $100,670, and the provision for loan losses of $97,470, loan servicing fees to related parties of $94,920, management fees to related parties of $85,834, general and administrative expenses of $79,711 and loan origination costs of $82,463.


LIQUIDITY AND CAPITAL RESOURCES

The Company has access to CAFC's $25,000,000 funding facility. The funding facility matures on June 30, 2007. The Trust has a $7,000,000 term facility scheduled to mature November 14, 2007. The term facility has a one year extension option. Management believes that the cash flow from operations, the payment of mortgage notes receivable, existing financing facilities, additional lines of credit or increased lines of credit anticipated to be acquired during 2006, and if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the Company for the next twelve months.

Nine months ended September 30, 2006 and 2005.   As of January 1, 2006 and 2005,
the Trust had $1,626,247 and $155,462 of cash and cash equivalents, respectively. During the nine month period ended September 30, 2006, cash and cash equivalents decreased by $1,373,956. During the nine month period ended September 30, 2005, cash and cash equivalents increased by $1,502,726, respectively. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2006 and 2005 were $252,291 and $1,658,188.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in and provided by operating activities during the nine months ended September 30, 2006 and 2005 was $844,236 and $47,452, respectively. During the first nine months of 2006, net income used $353,260, a decrease in other liabilities used $117,141, and related party transactions used $383,682. During the first nine months of 2005, net income used $108,203, a decrease in accounts receivable provided $170,198, and a decrease in other liabilities used $145,617.

Net cash provided by and used in investing activities for the nine months ended September 30, 2006 and 2005 was $3,871,290 and $405,069, respectively. During the first nine months of 2006, a net decrease in mortgage notes receivable provided $8,896,973 and a decrease in real estate owned provided$1,678,350. During the first nine months of 2005, a net increase in mortgage notes receivable used $965,893, an increase in real estate owned used $1,270,885 and a decrease in warehousing provided to related parties provided $1,415,487.

Net cash used in and provided by financing activities during the nine months ended September 30, 2006 and 2005 was $4,401,010 and $1,860,343, respectively. During the first nine months of 2006, net payments of bank loans used cash of $4,246,783 while treasury stock purchases reduced cash by $154,227. During the first nine months of 2005, borrowings provided cash of $2,599,483 while dividends reduced cash by $203,169 and treasury stock purchases reduced cash by $535,971.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk.   Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit risk.

Interest risk.   Interest rate risk is highly sensitive to many factors,
including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the September 30, 2006 and December 31, 2005 balance sheet at the lower of cost or market.

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

Asset and liability management.   Asset and liability management is concerned
with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (27 months).

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













                           [Intentionally Left Blank]

                                     PART I
                                     ITEM 3.

                             CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of the Trust have, based on their evaluation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, evaluated the effectiveness of such controls and procedures. Based on such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Trust's disclosure controls and procedures have operated to ensure that all material information relating to the Company and its operations and financial condition have been made known to the Chief Ececutive Officer and the Chief Financial Officer by other officers, and the Company's Manager and employees on a timely basis. The Board of Directors and the Audit Committee have been notified of these developments by the Chief Financial Officer.

(B) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. Accordingly, corrective actions with regard to such controls or procedures are not required.

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

ITEM 2   CHANGES IN SECURITIES

No shares were purchased for treasury stock during the three month period ended September 30, 2006.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the quarter the Company's proxy was filed with the Securities and Exchange Commission. Shareholders as of September 12, 2006 were eligible to vote at the October 18, 2006 Annual Shareholder's Meeting. Approximately 56% of the eligible shareholder votes participated in the ballot with the following results:

       Proposal #1:                                      For / (%)   Withhold / (%)
       ------------                                      ---------   --------------
         Election of Directors             Swartz        133,722      193,056
                                                         (40.9%)      (59.1%)
                                                         -------      -------

                                           Blomberg      133,862      192,916
                                                         (41.0%)      (59.0%)
                                                         -------      -------

       Proposal #2:                                      For / (%)    Against / (%)     Abstain / (%)
       ------------                                      ---------    -------------     -------------
          Liquidate and Dissolve Corporation             91,068       215,421           2,673
                                                         (33.3%)      (65.9%)           (0.8%)
                                                         -------      ------            ------
       Proposal #3:
          Restructure for "Self Advised Management"      294,076       30,128           2,574
                                                         (90.0%)       (9.2%)           (0.8%)
                                                         -------       ------           ------
       Proposal #4:
       ------------
         Renew "External Management" Contract            96,836       222,698           7,244
                                                         (29.6%)      (68.1%)           (2.2%)
                                                         -------      -------          -------
       Proposal #5:
       ------------
         Election of Auditors                            289,709      1,664             35,405
                                                         (88.7%)      (0.5%)            (10.8%)
                                                         -------      -------          -------

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

     (b)  Reports on Form 8-K.

          Form 8-K was filed on:

          o July 14, 2006 due to the notice of non-compliance from the American Stock Exchange regarding the number of independent directors on CAIT's Board.
          o August 2, 2006 due to the announcement regarding stock volatility.
          o August 22, 2006 due to the announcement of earnings for the second quarter of 2006.
          o August 25, 2006 due to the notice of non-compliance with the American Stock Exchange listing requirement.
          o September 21, 2006 due to the announcement of an independent director's appointment to the Board of Directors.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated:  November 14, 2006

                                 /s/  Thomas B. Swartz
                                 ------------------------------------
                                 Thomas B. Swartz
                                 Chairman and Chief Executive Officer

                                 /s/  Richard J. Wrensen
                                 ------------------------------------
                                 Richard J. Wrensen
                                 Chief Financial Officer and
                                 Executive Vice President

                                  CERTIFICATION


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Swartz, Chief Executive Officer of the Company, and I, Richard J. Wrensen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:      November 14, 2006

                                 /s/  Thomas B. Swartz
                                 --------------------------------------------
                                 Thomas B. Swartz
                                 Chairman and Chief Executive Officer

                                 /s/  Richard J. Wrensen
                                 --------------------------------------------
                                 Richard J. Wrensen
                                 Chief Financial Officer and
                                 Executive Vice President

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                        PERIOD ENDING SEPTEMBER 30, 2006

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-QSB, dated November 14, 2006 for Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Date: November 14, 2006
                                            /s/  Thomas B. Swartz
                                            ------------------------------------
                                            Thomas B. Swartz
                                            Chairman and Chief Executive Officer

                                            /s/  Richard J. Wrensen
                                            ------------------------------------
                                            Richard J. Wrensen
                                            Chief Financial Officer and
                                            Executive Vice President