Form 10KSB
period 2006-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2007-04-02
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended December 31, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                  94-3240473
---------------------------------                       ----------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

100 Pine Street
Suite 2450
San Francisco, California                                      94111
---------------------------------------                 -----------------------
(Address of principal executive office)                    (zip code)

Issuer's telephone number                          (415) 288-9595
                                                  ----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered Common Stock $0.01 par value American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Registrant meets the condition of General Instruction G(1)(a) and (b) of Form 10-KSB and is filing this form 10-KSB pursuant to its reduced disclosure format.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year were $2,478,609.

As of March 2, 2007, the issuer's common shares closed at $8.65 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,396,050. At that date approximately 380,532 common shares were outstanding and 277,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.     Yes [ ]       No [X]

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

MORTGAGE BANKING BUSINESS.....................................................5
      General.................................................................5

HEDGING.......................................................................5

SERVICING.....................................................................5
      Servicing Portfolio.....................................................6
      Geographical Distribution...............................................6
      Interest................................................................6
      Maturity................................................................6
      Delinquencies...........................................................7

REGULATION....................................................................7

STRATEGY AND COMPETITION......................................................7

EMPLOYEES.....................................................................7

SELECTED FINANCIAL DATA.......................................................8

ITEM 2. DESCRIPTION OF PROPERTY...............................................8

ITEM 3. LEGAL PROCEEDINGS.....................................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................9

PART II......................................................................10

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

OVERVIEW.....................................................................11

CRITICAL ACCOUNTING POLICIES.................................................11
      Operating Strategy.....................................................12
      Loan Origination.......................................................12
      Loan Servicing.........................................................12
      Contingencies and Commitments..........................................13

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005........13

LIQUIDITY AND CAPITAL RESOURCES..............................................14

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2006.........14

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2005.........14

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................15
      Market Risk............................................................15
      Asset and Liability Management.........................................16

ITEM 7. FINANCIAL STATEMENTS.................................................16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES........................................................18

ITEM 8A. CONTROLS AND PROCEDURES.............................................18

PART III.....................................................................18


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE  EXCHANGE ACT...........................18

DIRECTORS....................................................................18

AUDIT COMMITTEE - FINANCIAL EXPERTS..........................................19

ITEM 10. EXECUTIVE COMPENSATION..............................................20

COMPENSATION OF OFFICERS.....................................................20

COMPENSATION OF DIRECTORS....................................................20
      Director Fees..........................................................20
      Committee and Other Meeting Fees.......................................20
      Reimbursements.........................................................20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS..........20
      (a)   Equity Compensation Plan Information.............................20
      (b)   Security Ownership of Certain Non-Management or Non-Affiliate
            Beneficial Owners................................................21
      (c)   Security Ownership of Management.................................21
      (d)   Changes in Control...............................................22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................22
      Arrangements and Transactions with Directors, Officers, Members of the Former Manager and Other Affiliates...............................22
      Other Business Activities..............................................22

PART IV......................................................................23


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................23
      (a)   Exhibits.........................................................23
      (b)   Reports on Form 8-K..............................................23
      (c)   Miscellaneous Exhibits...........................................24

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................24

SIGNATURES...................................................................24

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002................................26

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,..........27

CONSENT OF ROTHSTEIN, KASS & COMPANY LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM.......................................................28

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General
-------
     Unless the context otherwise requires, references herein to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 15, 1997 the Trust formed CAFC, a REIT subsidiary, to conduct a mortgage banking business. On March 31, 2006, CAFC suspended the origination of mortgages for the benefit of the Company.

     Capital Alliance Income Trust Ltd., A Real Estate Investment Trust, is a specialty mortgage finance company, which, together with its subsidiary emphasizes two areas referred to herein as (1) the Mortgage Investment Business and (2) the Mortgage Banking Business. During 2006 and 2005, all mortgage investments originated by the Company were originated by CAFC and portfolio investments were sold to the Trust by CAFC at par. The Trust conducts the Mortgage Investment Business, which invests for the Trust's portfolio of collateral-oriented, high-yielding, non-conforming residential mortgage loans and home equity loans. The Mortgage Banking Business, which originated and purchased as a wholesale mortgage banker, conforming and non-conforming residential mortgage loans is conducted through CAFC. Prior to December 29, 2006, the Trust and CAFC were externally advised by Capital Alliance Advisors, Inc. ("CAAI" or "Former Manager"). On December 29, 2006, the Former Manager was terminated and the Company became self advised.

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

Mortgage Loan Portfolio
-----------------------
     The Mortgage Investment Business invests a substantial portion of its portfolio in non-conforming first and junior mortgage loans. Although these investments may be acquired from unaffiliated third parties or the Former Manager, Management believes that non-conforming mortgage loans provide attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. As a matter of investment policy, all loans currently originated or purchased for the Trust's portfolio have a combined loan-to-value, at the time of origination, of not more than 75% of the collateral's value. Mortgage loans that defer part of the interest payment (negative amortization) are not acquired, if the maximum deferred payment balance, when added to the original mortgage balance will exceed 75% of the collateral's value at the time of origination. The collateral's value is verified by independent appraisal. During 2006, CAFC transferred 12 loans with a total nominal value of $6,108,330 that did not satisfy CAIT's standard underwriting criteria.

     As of December 31, 2006 the Mortgage Investment Business loan portfolio totaled $17,121,939 with an average loan size of $439,024, an average weighted yield of 11.16%, a weighted average adjusted maturity of 24 months and a weighted average combined loan-to-value ratio of 72%. First deeds of trust comprised 50% of the portfolio's dollar value and junior deeds of trust comprised 50%. As of December 31, 2005 the Mortgage Investment Business loan portfolio totaled $19,991,245 with an average loan size of $425,346, an average weighted yield of 11.17%, a weighted average adjusted maturity of 32 months and a weighted average combined loan-to-value ratio of 70%. First deeds of trust comprised 57% of the portfolio's dollar value and junior deeds of trust comprised 43%. These mortgage loans are concentrated in California due to California's prevalence of higher property values and mortgage loan balances.

Financing
---------
         The Mortgage Investment Business is financed by the shareholders' equity and bank borrowings. The Bylaws restrict the encumbrance of the Company's assets to four (4) times its total shareholders' equity after excluding lines of credit and other financing obtained by CAFC. Additional lines of credit secured by a portion of the investment mortgage loan portfolio at rates consistent with the financing objectives described herein may be sought.

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

         The Mortgage Banking Business consisted of the origination and the purchase and sale of conforming and non-conforming mortgage loans secured by first liens and junior liens on single (one-to-four) family residential properties. The Mortgage Banking Business provided a conduit between the originators of such mortgage loans and permanent investors in such loans. CAAI contracted with CAFC to provide management, mortgage origination, loan processing, underwriting, and secondary sales services.

         CAFC purchased or originated each loan from mortgage bankers, mortgage brokers or existing borrower relationships. The Mortgage Banking Business assumed the potential risk of delinquency and/or credit losses as well as interest rate risk in the event of a delay in the sale of such loans. Such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC. CAFC's origination risk was minimized by the relatively short period that such loans were held prior to sale. Loans not purchased by for the Mortgage Investment Business were sold in the secondary market through whole loan sales or to an affiliate of the Former Manager, Calliance Realty Fund, LLC. However, to suspend CAFC's operations during 2006, twelve (12) loans with a total nominal value of $6,108,330 were transferred to CAIT that did not satisfy CAIT's standard underwriting criteria or investment objectives. These loans had a lower yield or a cumulative loan-to-value greater than seventy-five percent.

         The Mortgage Banking Business acquired all of the servicing rights on loans it originated or purchased and such servicing rights were relinquished when loans were sold into the secondary market. The Mortgage Banking Business generally had no on-going risk of loss after a whole loan sale other than liability with respect to normal warranties and representations given in such sales, fraud in the origination process or early default on such mortgage loan.

HEDGING

         Most mortgage loans held by the Mortgage Investment Business carry fixed rates and have relatively short maturities. As the portfolio of fixed-rate mortgage loans increases or if the portfolio's scheduled maturities increase, it is anticipated that various hedging strategies will be implemented to provide protection against interest rate risks. The nature and quantity of hedging transactions will be determined by the Company based on various factors, including market condition, the expected volume of mortgage loan originations and purchases for investment and the mortgage volume and period of time required to accumulate and to sell mortgage loans.

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

SERVICING

         The Company acquires mortgage loans with mortgage servicing rights. Any mortgage loan sold by the Company is sold with the loan's mortgage servicing rights released. The Company does not separately acquire or maintain servicing rights. The Company's loan servicing responsibilities is currently outsourced to the Former Manager. Loan servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. With the written approval of the Company, all or a portion of the aforementioned servicing responsibilities may be subcontracted by the Former Manager.

Servicing Portfolio
-------------------
         The following tables set forth certain information regarding the Trust's Mortgage Investment Business servicing portfolio of loans for the years ended.

                                                 December 31, 2005   December 31, 2006
                                                 -----------------   -----------------
Beginning servicing portfolio                        $19,053,474         $19,991,245
Loans added to the servicing portfolio                15,879,353           8,269,966

Loans sold, servicing released and principal
     paydowns (1)                                     14,941,582          11,139,272
                                                      ----------         -----------

Ending servicing portfolio                           $19,991,245         $17,121,939
                                                     ===========         ===========

Number of loans serviced                                      47                  39
Average loan size                                       $425,346            $439,024

     (1) Includes normal loan payoffs, prepayments, principal amortization and foreclosures.

Geographical Distribution
-------------------------
         The following table sets forth the geographic distribution of the Trust's Mortgage Investment Business servicing portfolio at the dates presented:

                        December 31, 2005           December 31, 2006
                        -----------------           -----------------
                     Number          $-% of       Number         $-% of
         State       of  loans       Portfolio    of  loans      Portfolio
         -----       ---------       ---------    ---------      ---------

         CA               45            97%            34            96%
         Other             2             3%             5             4%
                    --------        -------       -------        -------

         Totals:          47           100%            39           100%
                     =======          =====        ======          =====

Interest
--------
         The weighted average interest for the Trust's Mortgage Investment Business portfolio of loans at December 31, 2005 was 11.17% and at December 31, 2006 was 11.16%.

Maturity
--------
         The weighted average adjusted maturity of the Trust's Mortgage Investment Business portfolio of loans at December 31, 2005 was 32 months and at December 31, 2006 was 24 months. The following table shows the Trust's maximum scheduled loan maturities at the dates presented.

                           December 31, 2005           December 31, 2006
                           -----------------           -----------------
            Terms         Amount         $-% of       Amount          $-% of
          of Loans       of  loans      Portfolio    of  loans       Portfolio
          --------       ---------      ---------    ---------       ---------

       0-12 months      4,055,780          20%       6,838,011          40%
       13-24 months     5,286,537          26%       2,164,381          13%
       25-36 months     3,579,435          18%       1,347,685           8%
       37-48 months     1,389,308           7%       1,570,024           9%
       Over 48          5,680,185          28%       5,201,838          30%
                        ---------          ---       ---------          ---

         Totals:      $19,991,245         100%     $17,121,939         100%
                      ===========         ====     ===========         ====

Delinquencies
-------------
         The following table shows the Trust's Mortgage Investment Business delinquency statistics for its servicing portfolio at the dates presented.

                              December 31, 2005           December 31, 2006
                              -----------------           -----------------
            Loans            Number         $-% of        Number       $-% of
       Delinquent For:      of  loans      Portfolio     of  loans    Portfolio
       ---------------      ---------      ---------     ---------    ---------

       31-60 days             10              28%           2             5%
       61-90 days              4               3%           3            12%
       91 days +               4 (1)           9%           9 (2)        22%
                           -----            -----        ----          -----
     Totals:                  18              40%          14            39%
                           =====            =====        ====          =====

(1) None of the 91 days+ delinquent loans were either satisfied or brought current by February 28, 2006.
(2) Four of the 91 days+ delinquent loans were either satisfied or brought current by February 28, 2007.


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

         Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modifications and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise affect the business or prospects of the Company. Also, members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

         Additionally, there are various state and local laws and regulations affecting the Company. CAFC is licensed in those states requiring such a license. Mortgage operations also may be subject to applicable state usury statutes. The Company believes that it is in material compliance with all material rules and regulations to which it is subject.

STRATEGY AND COMPETITION
         The Company's management is reassessing its ability to successfully compete in the high yielding Mortgage Investment Business. The Mortgage Investment Business faces competition from other financial institutions, including but not limited to banks, investment banks, specialty finance companies and private mortgage investors. Many of the institutions with which the Company competes have significantly greater financial resources. The appropriate diversification of the Company's assets into other real estate investment trust permissible assets will be considered.

EMPLOYEES
         At December 31, 2006, the Company has one employee. At December 31, 2005, the Former Manager employed 19 persons. None of the Former Manager's employees were subject to a collective bargaining agreement. The Company's employee is not subject to a collective bargaining agreement and the relation with its employee is satisfactory.

SELECTED FINANCIAL DATA

         The following table presents selected historical financial data derived from the audited financial statements of the Company with CAFC reported by the equity method of accounting for the years ended December 31, 2002 and 2003. CAFC is consolidated for the years ended December 31, 2004, 2005 and 2006.

         The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                Year Ended December 31
Financial Summary                          2002           2003          2004           2005           2006
                                           ----           ----          ----           ----           ----
Operations:
Revenue                                   $2,866,253    $2,605,765     $3,903,488     $3,797,885     $2,478,609
Net income                                 1,108,264       909,530        669,871      (307,308)    (1,631,428)
Per Share Data:
Weighted average basic earnings                $1.81         $1.40          $0.80        ($1.13)        ($4.28)
Weighted average diluted earnings              $1.50         $1.19          $0.69        ($1.13)        ($4.28)
Consolidated Balance Sheet Data:
Mortgage notes receivable                $19,906,391   $20,556,488    $19,053,474    $26,318,616    $17,121,939
Total assets                              25,973,457    26,612,605     25,769,248     30,956,866     18,464,100
Total liabilities                         11,713,401    12,401,943     11,694,078     18,023,873      7,029,374
Stockholders' equity                      14,260,056    14,210,662     14,075,170     12,932,993     11,154,226
Common share equity                        8,675,739     8,626,345      8,490,853      7,522,516     5,871 ,539
Common shares                                424,144       434,769        442,325        390,032        380,532
Common share book value                       $20.45        $19.84         $19.20         $19.29         $15.43


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive and administrative offices - located at 100 Pine Street, Suite 2450, San Francisco, California, 94111 - consist of approximately 1,000 square feet.

         The Company rents its offices from the Former Manager. The lease term is until December 31, 2009 but CAIT has the option to terminate the agreement on January 1, 2008. The Company's Board of Directors believes that the terms rental is at least as favorable as could have been obtained from an unaffiliated third party. The Company's Management believes that these facilities are adequate for its immediate needs and that alternate space at reasonable rental rates is available, if necessary.

ITEM 3. LEGAL PROCEEDINGS

         The Trust is involved in two legal proceedings as of December 31, 2006.

         CAFC was named as defendant in a case filed in the Superior Court, Alameda County, State of California on December 7, 2004. Plaintiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two amended complaints have been filed in addition to the initial one. The Plaintiff has represented himself. After CAFC was allowed by the court to foreclose on the primary collateral and the borrowing was paid in full, Plaintiff, upon the Court's insistence, obtained counsel and has filed an amended complaint, which is pending. The Plaintiff was deposed in May of 2006 and the discovery process is still ongoing.

         On April 14, 2006, CAIT and CAFC were served a summons alleging that the Company was involved with misleading a former mortgage holder. Upon the satisfaction of their mortgage claim from the proceeds of a Company provided mortgage, the former mortgage holder released their escrow settlement to the new purchaser without re-recording their subordinate mortgage claim. On July 14, 2006, the property was sold at a Trustee sale and the Company's loan was paid in full. The former mortgage holder's unrecorded claim was not satisfied at the aforementioned Trustee sale. The Company believes the former mortgage holder's action is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The following table summarizes the October 18, 2006 shareholder vote. Approximately, 56% of the eligible shareholders participated in the voting.

                            Proposal              Approve          Withhold
                                             ----------------- ----------------
                                               votes       %     votes       %
   ----------------------------------------- ---------- ------ ----------- ----
    1    Election of Director: Swartz          133,722   40.9     193,056  59.1
   ----------------------------------------- ---------- ------ ----------- ----
    1    Election of Director: Blomberg        133,862   41.0     192,916  59.0
   ----------------------------------------- ---------- ------ ----------- ----

     Although neither candidate received a majority of the vote, both Mr. Swartz and Mr. Blomberg were approved as Trust Directors. The Trust's Bylaws provide for the approval of the nominee(s) receiving the most votes if 50% or more of the shareholders participate in the vote. Mr. Blomberg has subsequently resigned from the Board of Directors. As of March 28, 2007, Mr. Swartz remains on the Board of Directors and continues to serve as Chairman of the Board.

                            Proposal                        For               Against           Abstain
                                                     ------------------- ------------------ ---------------
                                                       votes       %       votes       %     votes      %
   ----- ------------------------------------------- ---------- -------- ----------- ------ --------- -----
    2    Liquidate and Dissolve Corporation             91,068   33.3       215,421  65.9      2,673   0.8
   ----- ------------------------------------------- ---------- -------- ----------- ------ --------- -----
    3    Restructure for "Self Advised Management"     294,076   90.0        30,128   9.2      2,574   0.8
   ----- ------------------------------------------- ---------- -------- ----------- ------ --------- -----
    4    Renew "External Management" Contract           96,836   29.6       222,698  68.1      7,244   2.2
   ----- --------------------------------------------------------------------------------------------------

     Proposals 2, 3, and 4 were referendums on the shareholders organizational / management preferences.
     Proposal 2 proposed that the Trust be liquidated and dissolved. This referendum failed.
     Proposal 3 proposed that the Trust convert from an externally advised REIT to a self advised REIT. This referendum passed.
     Proposal 4 proposed that the Trust renew its existing Restated Management Agreement and remain externally advised. This referendum failed. Consistent with the approval of Proposal 3, the Trust's Board of Director terminated the Former Manager and initiated self management on December 29, 2006.

           Proposal                           For               Against           Abstain
                                      ------------------- ------------------ -----------------
                                        votes       %       votes       %     votes      %
   ----- ---------------------------- ---------- -------- ----------- ------ --------- -------
    5    Election of Auditors           289,709   88.7         1,664   0.5     35,405   10.8
   ----- ---------------------------- ---------- -------- ----------- ------ --------- -------

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The quarterly high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last three years follows:

-------- ----------------- ---------------- ----------------- -----------------
  Year        Quarter           High              Low           Dividend per
                                                                Common Share
-------- ----------------- ---------------- ----------------- -----------------
 2004           1st             20.90            17.96               0.45
                2nd             20.35            16.00               0.45
                3rd             17.87            16.71               0.30
                4th             17.50            13.25               0.00

 2005           1st             14.64            13.30               0.10
                2nd             13.90            11.70               0.00
                3rd             11.75             8.49               0.00
                4th             8.75              7.34               0.00

 2006           1st             8.50              7.01               0.00
                2nd             10.20             7.52               0.00
                3rd             18.99             7.13               0.00
                4th             11.00             7.85               0.00

 2007      Jan.1 - Mar.2        10.50             8.03               0.00

         On December 31, 2006, there were approximately 60 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Common Stock and 135 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Preferred Stock, which is not publicly traded. The Company believes that its Preferred and Common Stock is beneficially held by in excess of 500 shareholders.

         To maintain its qualification as a REIT, annual distributions to stockholders of at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined after the application of any net operating loss carry forward, without regard to the deduction for dividends paid and excluding any net capital gains or loan loss reserves, are required. The Board of Directors meets to determine Common and Preferred shared dividend distributions. Any taxable income remaining after the distribution of the dividends will be distributed annually on or prior to the date of the first regular Common dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. Any distributions in excess of those required to maintain REIT status will be made at the discretion of the Board of Directors and will depend on the financial condition of the Company and such other factors as the Board of Directors deems relevant.

         The Board of Directors has not established a minimum distribution level for the Common Stock. During 2006, no dividends per share on Preferred and Common Stock were declared and paid. During 2005, dividends per share on Common Stock were declared and paid for the quarters ending March 31, June 30, September 30, and December 31 at $0.10, $0.00, $0.00 and $0.00 respectively. Dividends on Preferred Stock were declared and paid for five monthly dividends during the period January 2005 to May 2005 at an average of approximately $.151 per share per month.

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

         Preparation of Company's financial statements is based upon the operating results of the Trust and CAFC. Management's discussion and analysis of the operating results for the years ended December 31, 2006 and 2005 follows.

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

         For the year ended 2004, the Trust implemented reporting CAFC pursuant to the requirement of Financial Accounting Standards No.144 ("FAS 144"). Pursuant to the asset for disposal criteria of FAS 144, CAFC's operating results are consolidated with the Trust's operating results to report the Company's consolidated statement of operations and CAFC's assets and liabilities are included in the Company's balance sheet.

         During the first quarter of 2006, the Trust announced its intent to cease mortgage loan originations by CAFC and to monetize CAFC's loan inventory. Subsequently, any loans not sold into the secondary market were transferred to the Trust. During 2006, CAFC transferred 12 loans with a total nominal value of $6,108,330 that did not satisfy the Trust's investment standards.

         The Board of Directors believes that discontinuing CAFC's operations will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and restrictions of the Trust's access to CAFC's funding agreement.

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

Allowance for Loan Losses. A provision for loan losses is based on management's evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, general economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, past loan loss experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance.

Allowance for Doubtful Accounts. An allowance for accounts receivable claims is based on management's evaluation of the likelihood of collection. The evaluation is based on the payee's ability and willingness to pay the claim in full as well as the costs associated with possible legal action.

Real estate owned. Real estate owned represents property acquired in foreclosure of mortgage notes receivable. The real estate is carried at the lower of the value of the mortgage note receivable less selling costs on the real estate or fair market value. Certain estimates and assumptions are required in determining the cost to sell or in estimating the fair market value of the real estate.

Stock option. Stock options granted prior to December 15, 2005 were issued with exercise prices no less than the market price of the Trust's common stock on the dates of grant. Because the exercise price is fixed at or above market price and other key terms are fixed, use of the intrinsic-value method was utilized and the Trust did not recognize an expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options. Options granted after December 15, 2005 were issued with exercise prices not less than the market price of the Trust's common stock on the dates of grant. These options are subject to a mandatory expense calculation.

         The Audit Committee of the Trust's Board of Directors has discussed and approved the critical accounting policies and the development, selection and disclosure of the estimates and alternatives prior to filing this report with the Securities and Exchange Commission.

Operating Strategy
------------------
         As a portfolio lender, the Company has invested in California non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. Historically, the Trust has limited its mortgage investment to a cumulative loan to value ratio ("CLTV") that does not exceed 75% of the underlying collateral. Prospectively, the Company will consider expanding its investment policy to other REIT permissible assets.

         CAFC's loan originating operations were suspended in the first quarter of 2006. Substantial disposal of CAFC's assets occurred throughout 2006.

Loan Origination
----------------
         Since the suspension of loans originations by CAFC, the Former Manager provided whole loans for the Mortgage Investment Business. On December 29, 2006, the Former Manager was terminated. Prospectively, portfolio loans may be acquired from unaffiliated third parties or the Former Manager. The Former Manager and CAFC accounted for 100% of the loans acquired by the Trust in 2005 and 2006.

Loan Servicing
--------------
         Mortgage loan servicing consists of collecting payments from borrowers making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults and performing other administrative duties. The Company does not acquire or maintain a loan's servicing rights, unless the mortgage loan is owned by the Company. Although the Former Manager was terminated from management responsibility, loan servicing is outsourced to the Former Manager. All or a portion of the aforementioned servicing responsibilities contracted to the Former Manager, may be subcontracted by the Former Manager. The Former Manager is paid $50 per month per loan file for Loan Servicing. The Loan Servicing Agreement is cancelable with 30 days notice prior to the end of a calendar quarter.

Contingencies and Commitments
-----------------------------
         Mortgage banking loans are held for sale into the secondary mortgage market. Mortgage investment loans consist of portfolio loans held until prepayment, maturity or foreclosure. As of December 31, 2006, the Mortgage Investment Business portfolio totaled $17,121,939, consisting of 39 loans, of which 12 loans totaling $5,874,559 or 34% of the portfolio loan value were delinquent over 60 days. As of February 28, 2007, five of the delinquent loans were brought current or paid off and seven loans totaling $4,470,837 or 26% of the December 31, 2006 portfolio balance remained delinquent. As of December 31, 2006, the Trust held one property as a real estate investment for sale.

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

         Loan loss reserves are estimates based on the anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of priority liens, costs of disposition, the face amount of the Company's mortgage loan and accrued interest receivable. As of December 31, 2006 and 2005, the Company reserved an allowance for loan losses of $730,000 and $390,000, respectively.

         On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During 2005 no loans were sold to Lehman Brothers Bank pursuant to this guarantee. During 2006, two (2) loans for $2,500,000 were sold pursuant to this guarantee.

         As of December 31, 2006, the following table summarizes the Trust's outstanding repayment obligations.

        Maximum Other          Total Amounts
 Commercial Commitments (a)      Committed     Amount of Commitment Expiration Per Period
   as of December 31, 2006
------------------------------ -------------- --------- -------------- -------- ---------
                                              Less than   1 - 3 years    3 - 5   After 5
                                                1 year                   years    years
------------------------------ -------------- --------- -------------- -------- ---------
Bank loans payable (b)          $6,767,821        0        6,767,821       0        0
Warehousing facilities               0            0            0           0        0
Total Commercial Commitments    $6,767,821        0       $6,767,821       0        0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.
(b) The Mortgage Investment Business' outstanding obligations as of December 31, 2006 due in 1-3 years were $6,767,821.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

         Revenues for the year ended December 31, 2006 decreased to $2,478,609 as compared to $3,797,885 for 2005. During 2006, interest income declined $446,323 due to CAIT's smaller loan portfolio as well as lower interest yields. Service release premiums decreased $313,861 due to the termination of CAFC.

         Expenses for the year ended December 31, 2006 decreased to $3,780,414 as compared to $4,005,209 for the previous year. The decrease in 2006 compared to 2005 is due to the discontinuance of CAFC's operations. General and administrative costs were higher due to the one time termination payment of $500,000 to the Former Manager and the allowance for doubtful accounts of $230,000. No allowance for doubtful accounts was reported in 2005.

         During 2006 and 2005, there were real estate owned losses of $207,592 and $76,084 and real estate expenses of $122,031 and $23,900, respectively.

         Net Loss for the year ended December 31, 2006 was $1,631,428. Net Loss for the year ended December 31, 2005 was $307,308.

         At year ended December 31, 2006, the Company's mortgage notes receivable balance was $9,321,677 less than the mortgage notes receivable balance for the year ended December 31, 2005. At year ended December 31, 2006, the real estate owned balance was $1,733,350 less than the year ended December 31, 2005 balance.

LIQUIDITY AND CAPITAL RESOURCES

         During 2005, the Company had access to a $25,000,000 repurchase facility. This facility matures on June 30, 2007. However, the facility was retired during the second quarter of 2006. During 2005, the Trust also secured a $7,000,000 term facility, with a November 14, 2007 maturity and a one year extension option. Management believes that cash flow from operations, the mortgage loans that are paid off, additional credit facilities that may be obtained during 2007 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2006

         As of January 1, 2006, the Trust had $1,626,247 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2006 were $599,943. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

         The principal source of the Trust's increased liquidity was from investing activities. The primary use of cash was operating and financing activities.

         Net cash used by the operating activities during the year ended December 31, 2006 was $1,531,302. The increased non-cash provision for loan losses of $392,309, the increased non-cash allowance for doubtful accounts of $230,000 and the decrease in other assets of $91,267 were the primary sources of cash. A net loss of $1,631,428, the increase in accounts receivable of $285,195, and the change in related party accounts of $341,082 were the primary uses of cash.

         Net cash of $4,409,001 was provided by investing activities. Decreased mortgage notes receivable provided $9,321,677 and a decrease in real estate owned provided 1,733,350. A decrease in warehousing facilities used $4,842,646, a decrease in net mortgage payable used $962,127 and a decrease in warehouse financing from a related party used $950,000.

         Net cash used in financing activities during the year ended December 31, 2006 was $3,904,003. Paying down bank lines of credit of $3,707,176 and treasury stock purchases of $196,827 were the only uses of cash from financing activities.

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

         Net cash provided by the operating activities during the year ended December 31, 2005 was $53,658. The change in related party accounts of $364,252 and the increased non-cash provision for loan losses of $215,000 were the primary sources of cash. A net loss of $307,308, the decrease in other liabilities of $104,356, and the increase in other assets of $104,649 were the primary uses of cash.

         Net cash of $11,158 was provided by investing activities. Increased mortgage notes receivable used $8,378,900. A decrease in warehousing facilities provided $4,842,646, the discontinuance of CAFC operations provided $2,459,653, and warehouse financing from a related party provided $950,000.

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

         Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Company's assets are fixed-rate loans. The Company's loans are valued on the December 31, 2006 balance sheet at the lower of cost or market.

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

         On account of the relatively short adjusted weighted average maturity of the mortgage investment portfolio (24 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Company may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

         All loans are subject to a certain probability of default and foreclosure. An increase in the Company's default rates may reduce the book value of the Company's assets, earnings and cash flow available to fund operations and pay dividends.

         The Company manages credit risk through the underwriting process, limiting loans in the mortgage investment portfolio (including the maximum deferral of interest), establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Company assumes that a certain portion of its loan originations will default and adjusts the allowance for loan losses based on that assumption.

Asset and Liability Management
------------------------------
         Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the mortgage investment portfolio's liabilities to the portfolio's adjusted weighted average maturity (24 months).

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

ITEM 7. FINANCIAL STATEMENTS

         The following Company consolidated financial statements are filed as part of this report:

         Report of Independent Registered Public Accounting Firm ........    F-1
         Consolidated Balance Sheets ....................................    F-2
         Consolidated Statements of Operations ..........................    F-3
         Consolidated Statements of Changes in Stockholders' Equity .....    F-4
         Consolidated Statements of Cash Flows ..........................    F-5
         Notes to Consolidated Financial Statements .....................    F-6


         The unaudited 2006 and 2005 fourth quarter operating statement is presented on the next page with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor Reports for the two year period ended December 31, 2006.




                  [REMAINDER OF PAGE INTENTIONALLLY LEFT BLANK]


                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended
                                                                December 31
                                                            2006           2005
                                                        -----------    -----------
REVENUES
     Interest income                                    $   406,735    $   582,065
     Loan origination income                                     --        161,559
     Service release premium                                  7,500         65,439
     Other income                                             6,391         13,516
                                                        -----------    -----------
         Total revenues                                     420,626        822,579

EXPENSES
     Loan servicing fees to related party                   116,378         87,442
     Management fees to related parties                      49,489         71,590
     Interest expense on loans                              116,402        314,192
     Interest expense on loans from related party                --         16,437
     Loan origination costs                                     (92)        83,383
     Provisions for loan losses                             426,810        135,983
     Wages and salaries                                          --        160,247
     Taxes                                                   13,250          9,994
     General and administrative                             858,278        142,415
                                                        -----------    -----------
         Total expenses                                   1,580,515      1,021,683
                                                        -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                $(1,159,889)   $  (199,104)

     Operating expenses of real estate owned                (49,671)            --
(Loss) on real estate owned                                 (68,609)            --
                                                        -----------    -----------
         Total loss and income from real estate owned      (118,280)            --
                                                        -----------    -----------

NET INCOME (LOSS)                                       $(1,278,169)   $  (199,104)
                                                        ===========    ===========

PREFERRED DIVIDENDS                                     $        --    $        --
                                                        -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON                   $(1,278,169)   $  (199,104)
                                                        ===========    ===========

BASIC EARNINGS PER COMMON SHARE                         $     (3.36)   $     (0.50)
                                                        ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                       $     (3.36)   $     (0.50)
                                                        ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                      $      0.00    $      0.00
                                                        ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                         $      0.00    $      0.00
                                                        ===========    ===========


BASIC COMMON SHARES                                         380,532        393,232
                                                        ===========    ===========

DILUTED COMMON SHARES                                       380,532        393,232
                                                        ===========    ===========

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Company"), as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing, the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/    Rothstein, Kass & Company, P.C.
--------------------------------------

Roseland, New Jersey
March 28, 2007



                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets
                           December 31, 2006 and 2005


                                                                                     2006            2005
                                                                                 ------------    ------------
ASSETS
    Cash and cash equivalents                                                    $    599,943    $  1,626,247
    Restricted cash                                                                   123,037         280,923
    Marketable securities                                                                 899          19,577
    Accounts receivable                                                             1,000,937         715,742
    Allowance for doubtful accounts                                                  (230,000)             --
    Other assets, net                                                                      --          91,267
    Due from related party                                                                 --           2,244
    Notes receivable:
       Mortgage notes receivable                                                   17,121,939      26,443,616
       Allowance for loan losses                                                     (782,309)       (390,000)
                                                                                 ------------    ------------
          Net notes receivable                                                     16,339,630      26,053,616
    Real estate owned                                                                 245,000       1,978,350
    Investments in related party                                                           --           5,000
    Origination costs, net                                                            124,654         183,900
                                                                                 ------------    ------------

    Total assets                                                                 $ 18,204,100    $ 30,956,866
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                                 $    123,037    $    280,923
         Bank loans payable                                                         6,767,821      10,474,997
         Warehousing facilities                                                            --       4,842,646
         Warehousing facilities from related party                                         --         950,000
         Mortgage payable                                                                  --         962,127
         Due to related party                                                              --         343,326
         Other liabilities                                                            159,016         169,854
                                                                                 ------------    ------------
    Total liabilities                                                               7,049,874      18,023,873

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;                     2,138           2,138
           213,820 shares issued and outstanding at December 31, 2006 and 2005
       Additional paid in capital - preferred stock                                 5,509,728       5,509,728
    Less treasury stock: 16,919 and 4,139 preferred shares at
           December 31, 2006 and 2005 at cost                                        (229,179)       (101,389)

       Common stock, $.01 par value; 2,000,000 shares authorized;                       5,001           5,001
           500,032 shares issued and outstanding at December 31, 2006 and 2005
       Additional paid in capital - common stock                                    9,394,576       9,370,911
    Less treasury stock: 119,500 and 110,000 common shares at
           December 31, 2006 and 2005, respectively                                (1,699,771)     (1,630,734)
       Accumulated other comprehensive income (loss)                                      137         (25,686)
    Accumulated deficit                                                            (1,828,404)       (196,976)
                                                                                 ------------    ------------

    Total stockholders' equity                                                     11,154,226      12,932,993
                                                                                 ------------    ------------

    Total liabilities and stockholders' equity                                   $ 18,204,100    $ 30,956,866
                                                                                 ============    ============


          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations
                 For the years ended December 31, 2006 and 2005


                                                            2006           2005
                                                        -----------    -----------
REVENUES
       Interest income                                  $ 2,179,779    $ 2,626,102
       Loan origination income                              190,474        702,195
       Service release premium                               93,297        407,158
       Other income                                          15,059         62,430
                                                        -----------    -----------
           Total revenues                                 2,478,609      3,797,885

EXPENSES
       Loan servicing fees to related parties               449,388        515,372
       Management fees to related parties                   231,163        339,098
       Interest expense on loans                            931,112      1,229,572
       Interest expense on loans from related parties        38,402         16,438
       Loan origination costs                                80,557        246,495
       Provision for loan losses                            522,840        329,483
       Wages and salaries                                   152,643        613,431
       Taxes                                                 41,845         40,760
       Amortization                                           5,550             --
       General and administrative                         1,326,914        674,560
                                                        -----------    -----------
             Total expenses                               3,780,414      4,005,209
                                                        -----------    -----------

LOSS FROM CONTINUING OPERATIONS                          (1,301,805)      (207,324)

       Operating expenses of real estate owned             (122,031)       (23,900)
       Loss on real estate owned                           (207,592)       (76,084)
                                                        -----------    -----------
             Total loss  from real estate owned            (329,623)       (99,984)
                                                        -----------    -----------

NET LOSS                                                $(1,631,428)   $  (307,308)
                                                        ===========    ===========

PREFERRED DIVIDENDS                                              --        159,395
                                                        -----------    -----------

NET LOSS AVAILABLE TO COMMON                            $(1,631,428)   $  (466,703)
                                                        ===========    ===========

BASIC EARNINGS PER COMMON SHARE                         $     (4.28)   $     (1.13)
                                                        ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                       $     (4.28)   $     (1.13)
                                                        ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                      $        --    $      0.76
                                                        ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                         $        --    $      0.10
                                                        ===========    ===========

BASIC COMMON SHARES                                         381,453        413,801
                                                        ===========    ===========

DILUTED COMMON SHARES                                       381,453        432,795
                                                        ===========    ===========


          See accompanying notes to consolidated financial statements.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                 Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 2006 and 2005



                                                             Preferred                             Common
                                                            Additional                           Additional
                                     Preferred  Preferred     Paid in      Common     Common       Paid in       Treasury
                                      Shares      Stock       Capital      Shares      Stock       Capital        Stock
                                      ------      -----       -------      ------      -----       -------        -----
BALANCE, JANUARY 1, 2005               210,644    $ 2,138    $5,669,123     442,325    $ 5,001    $9,414,685   $ (1,113,805)
Acquisition of treasury stock             (963)       ---           ---     (52,293)       ---           ---       (618,318)
Net income                                 ---        ---           ---         ---        ---           ---            ---
Dividends                                  ---        ---      (159,395)        ---        ---       (43,774)           ---
Unrealized gain / (loss)                   ---        ---           ---         ---        ---           ---            ---
                                     ---------- ----------  ------------  ---------- ----------  ------------  -------------

BALANCE, DECEMBER 31, 2005             209,681      2,138     5,509,728     390,032      5,001     9,370,911     (1,732,123)
Acquisition of treasury stock          (12,780)       ---           ---      (9,500)       ---           ---       (196,827)
Net (loss)                                 ---        ---           ---         ---        ---           ---            ---
Issuance of common stock option            ---        ---           ---         ---        ---        23,665            ---
Unrealized gain / (loss)                   ---        ---           ---         ---        ---           ---            ---
                                     ---------- ----------  ------------  ---------- ----------  ------------  -------------

BALANCE, DECEMBER 31, 2006             196,901    $ 2,138    $5,509,728     380,532    $ 5,001    $9,394,576   $ (1,928,950)
                                     ========== ==========  ============  ========== ==========  ============  =============



                                          Accumulated
                                            Other
                                         Comprehensive   Accumulated                  Comprehensive
                                         Income (Loss)    Deficit          Total      Income (Loss)
                                         -------------    -------          -----      -------------

BALANCE, JANUARY 1, 2005                    $ (12,306)     $ 110,334     $14,075,170
Acquisition of treasury stock                     ---            ---        (618,318)
Net income                                        ---       (307,310)       (307,310)      (307,310)
Dividends                                         ---            ---        (203,169)           ---
Unrealized gain / (loss)                      (13,380)           ---         (13,380)       (13,380)
                                         -------------  -------------  -------------- --------------
                                                                                         $ (320,690)
                                                                                      ==============
BALANCE, DECEMBER 31, 2005                    (25,686)      (196,976)     12,932,993
Acquisition of treasury stock                     ---            ---        (196,827)
Net (loss)                                        ---     (1,631,428)     (1,631,428)    (1,631,428)
Issuance of common stock option                   ---            ---          23,665            ---
Unrealized gain / (loss)                       25,823            ---          25,823         25,823
                                         -------------  -------------  -------------- --------------
                                                                                       $ (1,605,605)
                                                                                      ==============
BALANCE, DECEMBER 31, 2006                      $ 137    $(1,828,404)    $11,154,226
                                         =============  =============  ==============

          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows
                 For the years ended December 31, 2006 and 2005


                                                                            2006           2005
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                  $(1,631,428)   $  (307,308)
     Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
       Provision for loan losses                                            392,309        215,000
       Provision for doubtful accounts                                      230,000             --
       Stock-based compensation expense                                      23,665             --
       (Increase) decrease in accounts receivable                          (285,195)        (9,281)
       (Increase) decrease in other assets                                   91,267       (104,649)
       Change in due to / due from related parties                         (341,082)       364,252
       Increase (decrease) in other liabilities                             (10,838)      (104,356)
                                                                        -----------    -----------
         Net cash (used in) provided by operating activities             (1,531,302)        53,658

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of (investment in) marketable securities                           18,678        (17,853)
     (Increase) decrease of investment in related party                       5,000         (5,000)
     (Increase) decrease in origination costs                                59,246         59,999
     Discontinuance of operations of CAFC                                    25,823      2,459,653
     Increase (decrease) in warehousing facilities                       (4,842,646)     4,842,646
     Increase (decrease) in warehousing facilities to related party        (950,000)       950,000
     (Increase) decrease in net real estate owned                         1,733,350        652,535
     Increase (decrease) in net mortgage payable                           (962,127)      (551,922)
     (Increase) decrease in net mortgage notes receivable                 9,321,677     (8,378,900)
                                                                        -----------    -----------
       Net cash provided by investing activities                          4,409,001         11,158

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from bank loans                                        (3,707,176)     2,227,456
     Purchase of treasury stock                                            (196,827)      (618,318)
     Preferred dividends paid                                                    --       (159,395)
     Common dividends paid                                                       --        (43,774)
                                                                        -----------    -----------
       Net cash provided by (used in) by financing activities            (3,904,003)     1,405,969
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,026,304)     1,470,785

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,626,247        155,462
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   599,943    $ 1,626,247
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                             $   346,660    $       668
                                                                        ===========    ===========
     Cash paid for taxes                                                $    24,439    $    24,886
                                                                        ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Foreclosures, net of reserves                                      $   300,000    $   988,758
                                                                        ===========    ===========
     Assumption of debt on real estate owned                            $        --    $   962,127
                                                                        ===========    ===========

          See accompanying notes to consolidated financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

1.   Organization
     ------------

     References to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was formed December 12, 1995 as a mortgage investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. On April 11, 1997, the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. As of December 31, 2006 and 2005, the Trust owns all of CAFC's common and preferred shares. As of December 31, 2006 and 2005, the Trust and CAFC are consolidated in the Company's financial statements.

     Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self advised.

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

     Allowance for doubtful accounts.   Management reviews the its accounts
     receivable periodically and the Trust has established an allowance for a receivable that may not be collectible. The Trust's actual losses may differ from the estimate.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

     Real estate owned.   Real estate owned results from foreclosure of mortgage
     notes receivable and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and is adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned in the consolidated statements of operations.

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

     In addition the Trust must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year. If the Trust fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Trust will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Trust fails to qualify will not be deductible by the Trust nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Trust will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. Based on the Trust's belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the consolidated financial statements.

     State taxes.   The state of Delaware imposed a tax on the capitalization of the Trust. The Company expensed $22,961 and $20,000 for these taxes in 2006 and 2005. During 2006 and 2005, the Company expensed $800 and $2,400 for California Franchise taxes.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies & nature of operations
     -----------------------------------------------------------------
     (continued)
     -----------

     Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company adopted SFAS No. 123(R), effective January 1, 2006. Based on stock options that vested during 2006, the Company recorded approximately $23,665 in additional compensation expense for the year ended December 31, 2006, under SFAS No. 123(R).

     Prior to January 1, 2006 the Company followed SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant or issue date prior to January 1, 2006 and consistent with the provisions of SFAS No. 123(R), the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                     2006           2005
                                                                 ------------   -----------
     Net loss as reported                                        $ (1,607,763)  $  (466,307)
     Less:
       Total stock based compensation expense determined under
       the fair value method for all awards                           (23,665)           --
                                                                 ------------   -----------
     Net Loss, pro forma                                         $ (1,631,428)  $  (466,307)
                                                                 ============   ===========
     Loss per share:
       Basic loss per share as reported                          $      (4.28)  $     (1.13)
                                                                 ------------   ===========
       Diluted loss per share as reported                        $      (4.28)  $     (1.13)
                                                                 ------------   ===========
       Basic loss per share - pro forma                              N/A        $     (1.13)
                                                                 ------------   ===========
       Diluted loss per share - pro forma                            N/A        $     (1.13)
                                                                 ------------   ===========

     Since no options were issued or vested during 2005, the reported operating results are identical to the pro forma amounts. (See "Recent accounting pronouncements" within Note 2 below). Since FAS 123 became mandatory in 2006, pro forma reporting is not applicable.

     Reclassifications.   Certain 2005 amounts have been reclassified to conform
     to the 2006 presentation. Such reclassifications had no effect on reported net income or earnings per share.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005


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

     In May 2005, the FASB issued FASB No.154, "Accounting Changes and Error Corrections" ("FAS154"), which replaces APB Opinion No.20, "Accounting Changes" and FASB No.3 "Reporting Accounting Changes in Interim Financials Statements". This Standard retained accounting guidance related to changes in estimates, changes in reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of FAS 154 will have a significant impact on the Company's overall results of operations or financial position.

3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Company and its borrowers, a portion of the proceeds are held by the Company in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2006 and 2005, mortgage note holdbacks from the consummation of mortgage loans made amounted to $123,037 and $280,923, respectively.

4.   Marketable securities
     ---------------------

     Marketable securities consist of equity securities and are accounted for as available-for-sale securities. During the year ended December 31, 2006, a net loss of $13,914 was realized from the sale of equity securities. As of December 31, 2006, the marketable securities totaled $899, which includes an unrealized gain of $137. During the year ended December 31, 2005, a net loss of $174 was realized from the sale of equity securities. As of December 31, 2005 the marketable securities totaled $19,577, which includes an unrealized loss of $13,380. Unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income.

5.   Accounts receivable
     -------------------

     Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of December 31, 2006 and 2005, accrued interest, other amounts due from borrowers and the custodial account receivable were $1,000,937 and $715,742 respectively. During 2006, the Trust established an allowance for doubtful accounts of $230,000 to recognize the collectibility of the receivable as well as the costs associated with possible legal action.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with CAFC. Under the terms of the agreement, the Trust advanced funds to CAFC to acquire mortgage loans secured by real estate. The Trust then acquired all of CAFC's right, title and interest in such loans. CAFC is obligated to reacquire the loans from the Trust at a preset price. The interest rate on this line of credit varies with market conditions and is payable monthly. As of December 31, 2006 and 2005 the applicable interest rate was 11.25% and 10.25%, respectively. The Trust earned interest in the amount of $1,563 and $81,767 during 2006 and 2005, respectively, of which $0 and $0 was outstanding as of December 31, 2006 and 2005, respectively.

     CAFC received an advance of $0 and $950,000 from Calliance Realty Fund ("CRF") as of December 31, 2006 and 2005, respectively. CRF charges a variable interest rate of prime plus 3.00% on all advances. CAFC had pledged a mortgage note receivable to collateralize the balance. The advance was callable by CRF upon 30 days written notice. As of December 31, 2006 and 2005, the Prime rate was 8.25% and 7.25%, respectively. CAFC expensed interest of $30,275 and $12,139 in 2006 and 2005, respectively. As of December 31, 2006 and 2005 accrued interest was $0 and $0, respectively.

     The aforementioned warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

7.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2006 and 2005 follows:

                                                 2006             2005
                                             ------------     ------------
     Balance, beginning of year              $ 26,443,616     $ 19,053,474
     Additions during period:
        Originations                           21,542,427       65,213,362
        CAFC adjustment                                --        4,674,462
     Deductions during period:
        Collections of principal                 (120,010)     (14,207,241)
        Repayments                            (11,223,490)      (3,302,412)
        Sales                                 (19,220,604)     (44,253,688)
        Foreclosures, net of reserve             (300,000)        (734,341)
                                             ------------     ------------
     Balance, end of year                    $ 17,121,939     $ 26,443,616
                                             ============     ============


     As of December 31, 2006, the Trust's mortgage notes receivable balance is $17,121,939. As of December 31, 2005, the Company's mortgage notes receivable balance is $26,443,616. The mortgage notes receivable represent home equity loans primarily secured by deeds of trust on one-to-four unit residential real estate. The Company is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy.

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

7.   Mortgage notes receivable (continued)
     ------------------------------------

     The Company's mortgage notes receivable balance relates to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2006:

                                                                                           Face        Carrying    Amount of
                                                         Final                            amount       amount      delinquent
                                                       maturity      Monthly     Lein       of           of         principal
          Principal outstanding   Interest rate          date        payment   Priority  mortgage(s)  mortgage(s)   (Note A)
          ---------------------   -------------       ---------      -------   --------  -----------  ----------    --------
 Individual loans greater than
 $499,999:
                                     10.50%            05/01/36      $17,500    First     2,000,000   $ 1,999,975   $    ---
                                     11.25%            03/01/07       16,523    First     1,762,500     1,762,500  1,762,500
                                     12.50%            10/01/07       15,625    Second    1,500,000     1,500,000        ---
                                     13.50%            04/01/08       12,084    Second    1,075,000     1,074,143        ---
                                     12.25%            12/01/06       10,157    Second      995,000       995,000    995,000
                                     12.50%            01/01/21        9,343    Second      800,000       896,975        ---
                                     10.50%            10/01/08        6,563    First       750,000       750,000    750,000
                                     11.00%            10/01/07        6,646    First       725,000       724,895        ---
                                     13.00%            11/01/07        7,583    First       700,000       700,000        ---
                                     10.50%            06/01/10        4,375    Second      500,000       500,000        ---
Loans from $400,000-$499,999     6.95% to 12.75%   24 to 166 months                       1,405,000     1,399,428    480,000
Loans from $300,000-$399,999     6.38% to 11.75%   13 to 333 months                       2,026,443     1,966,209    345,000
Loans from $200,000-$299,999    10.00% to 13.50%    0 to 45 months                        1,735,000     1,845,618  1,030,618
Loans from $100,000- 199,999     7.75% to 12.00%   2 to 319 months                          694,642       571,459    134,852
Loans up to $99,999              7.00% to 17.75%   32 to 269 months                        596,553       435,648     76,589
                                                                                        -----------   ----------- ----------
         Total Mortgage Notes Receivable at December 31, 2006                           $17,265,137   $17,121,939 $5,874,559
                                                                                        ===========   ==========  ==========

(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2006, there were twelve (12) loans totaling $5,874,559 of principal and $195,859 of interest that were 61 to 180 days delinquent on interest payments. There was one loan that was delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

7.   Mortgage notes receivable (continued)
     -------------------------------------

The Company's mortgage notes receivable balance relates to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2005:

                                                                                           Face        Carrying    Amount of
                                                         Final                            amount       amount      delinquent
                                                       maturity      Monthly     Lein       of           of         principal
          Principal outstanding   Interest rate          date        payment   Priority  mortgage(s)  mortgage(s)   (Note A)
          ---------------------   -------------       ---------      -------   --------  -----------  ----------    --------
 Individual loans greater than
 $499,999:
                                    11.00%            01/01/11       $15,583    First    1,700,000  $ 1,699,991    $    ---
                                    10.50%            01/01/07        13,125    First    1,500,000    1,500,000         ---
                                    11.25%            10/01/07        14,063    Second   1,500,000    1,500,000         ---
                                     8.99%            04/01/08        10,563    First    1,410,000    1,410,000         ---
                                    13.50%            04/01/08        12,085    Second   1,075,000    1,074,259         ---
                                    11.00%            12/01/06         9,121    Second     995,000      995,000         ---
                                    11.875%           05/01/06         8,313    Second     840,000      840,000     840,000
                                    12.50%            01/01/21         8,333    Second     800,000      800,000         ---
                                    10.50%            10/01/08         6,563    First      750,000      750,000         ---
                                    13.00%            03/01/06         7,583    First      700,000      700,000         ---
                                    11.75%            09/01/07         5,630    First      575,000      575,000         ---
                                    14.00%            02/01/06         6,542    First      518,900      560,700         ---
                                     7.50%            10/01/35         5,938    First      950,000      948,586         ---
                                    10.50%            06/01/10         4,375    Second     500,000      500,000         ---
                                     6.00%            02/01/36         3,500    First      700,000      700,000         ---
                                     6.08%            11/01/35         3,324    First      656,808      655,808         ---
                                     6.63%            11/01/35         2,783    First      504,000      504,000         ---
Loans from $400,000-$499,999    1.00% to 12.75%   19 to 359 months                       2,353,000    2,319,984     480,000
Loans from $300,000-$399,999    6.23% to 11.75%   8 to 358 months                        3,280,443    3,272,641     300,000
Loans from $200,000-$299,999    9.00% to 13.50%   3 to 358 months                        2,780,414    2,780,414     706,800
Loans from $100,000- 199,999    6.75% to 12.00%   5 to 355 months                        1,459,280    1,376,779         ---
Loans up to $99,999             5.75% to 14.50%   1 to 281 months                        1,154,080      980,454     109,899
                                                                                         ---------    ---------    --------
         Total Mortgage Notes Receivable at December 31, 2005                          $26,701,367  $26,443,616  $2,436,699
                                                                                       ===========  ===========  ==========


(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2005, there were eight (8) loans totaling $2,436,700 of principal and $76,353 of interest that were 61 to 180 days delinquent on interest payments. There are no loans that were delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

8.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent. Management believes a $730,000 and $390,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of December 31, 2006 and 2005, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses for the years ended December 31, 2006 and 2005 follows:

                                                                   2006        2005
                                                                ---------    ---------
     Provision for loan losses
         as reported on consolidated statements of operations     522,840      329,483
     CAFC consolidation adjustments                              (102,398)     180,000
     Write-off of uncollectible loans (net)                       (28,133)    (294,483)
                                                                ---------    ---------
     Total adjustments to allowance                               392,309      215,000
     Balance, beginning of year                                 $ 390,000    $ 175,000
                                                                ---------    ---------
     Balance, end of year                                       $ 782,309    $ 390,000
                                                                =========    =========

9.   Real estate owned
     -----------------

     As of January 1, 2005, the Company owned one property. During 2005, the Company sold one property and foreclosed on another property. During 2005, a previously written-off property's title was transferred for a gain of $6,000. As of December 31, 2005, the Company owned one property. During 2006, the Company sold one property and foreclosed on another property.

     A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2006 and 2005:

                                                                 2006           2005
                                                             -----------    -----------
     Balance, beginning of year                              $ 1,978,350    $   680,000
     Additions
     Foreclosed mortgage notes, net of reserve (non-cash)
                                                                 300,000        988,758
     Assumption of senior debt                                        --        962,127
     Repayment of senior debt                                   (962,127)      (551,992)
     Gain (loss) on sale (non-cash)                             (165,031)       (54,669)
                                                             -----------    -----------
                                                               1,151,192      2,024,294
     Less: Proceeds from sale of real estate owned (net of
     closing costs)                                             (906,192)       (45,944)
                                                             -----------    -----------
     Balance, end of year                                    $   245,000    $ 1,978,350
                                                             ===========    ===========


10.  Bank loans payable
     ------------------

     As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime Rate plus 4.0%. A Tri-Party Financing and Indemnification Agreement among CAFC, CRF, and the Trust, allowed both CRF and the Trust to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss inured to either CRF or the Trust. CAFC is not held liable for the borrowings of either CRF or the Trust per the Tri-Party Financing and Indemnification Agreement. As of December 31, 2006 and 2005, the outstanding balance assigned to CAFC was $0 and $0, respectively. As of December 31, 2006 and 2005, the facility had a balance of $0 and $12,379,527, respectively, and the Trust had borrowed $0 and $8,601,477 respectively. The facility was retired in the second quarter of 2006.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005


10.  Bank loans payable (continued)
     ------------------------------

     As of November 15, 2005, the Trust obtained a two-year term $7,000,000 credit facility with a one year extension. The facility provides an advance rate of up to 80% on the notes outstanding balance at an interest rate of one-month LIBOR plus 2.00%. As of December 31, 2006 and 2005, the LIBOR rate was 5.32 % and 4.35%, respectively. Interest is payable monthly with $39,606 and $662 accrued and payable as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, the facility had a balance of $6,767,821 and $1,873,520, respectively.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

     On December 14, 2005 the Trust guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank, FSB ("Bank"). The Trust is liable for the face amount of any note sold to the Bank. During 2005 no loans were sold to the Bank, pursuant to this guarantee. During 2006, two (2) loans with a principal balance of $2,500,000 were sold pursuant to this guarantee.

11.  Warehouse lines of credit
     -------------------------

     As of December 31, 2006 and 2005, CAFC had borrowed $0 and $4,842,646 respectively under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% with a floor of 6.00%. As of December 31, 2006 and 2005, the Prime rate was 8.25% and 7.25%, respectively. Interest is payable monthly with $0 and $50,827 accrued and payable as of December 31, 2006 and 2005, respectively. The facility is cancelable by either party upon 30 days written notice.

     As of December 31, 2005, CAFC had borrowed $0 under a funding agreement. The agreement provides a 95% advance rate on the notes outstanding balance at an interest rate of 9.5%. Interest is payable monthly with $0 accrued and payable as of December 31, 2005. The facility was retired during the fourth quarter of 2005.

     On November 15, 2005, CAFC entered into a $5,000,000 warehouse facility. The facility provides a 98% advance rate on the notes outstanding at an interest rate of the average one month LIBOR plus 3.00%. As of December 31, 2005 the one month LIBOR was 4.36% and the facility had an outstanding balance of $0. The facility was retired during the third quarter of 2006.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are sold or repaid by the loan's borrower.

12.  Mortgage payable
     ----------------

     During 2005, the Trust foreclosed on a property and assumed a mortgage note payable in the amount of $962,127 with an annual interest rate of 8% with a monthly principal and interest payment of $8,253. The Trust sold the property during the third quarter of 2006. The Trust foreclosed on another property in 2006. The assumed mortgage's principal balances as of December 31, 2006 and 2005 were $0 and $962,127, respectively.

13.  Related party transactions
     --------------------------

     The Former Manager, which is owned by two directors - Messrs. Swartz and Konczal - provided management and advisory services and received fees for these services from the Trust. The Former Manager was also entitled to reimbursement from the Trust for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Former Manager was also reimbursed by CAFC for direct expenses and administrative services. On December 29, 2006, the Former Manager's management and advisory service contracts were terminated and the Trust paid the Former Manager a one time termination fee of $500,000 which is reported in General and administrative expenses in the consolidated statements of operations.

     The Former Manager received a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also included reimbursement for the direct costs of overseeing the

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005


13.  Related party transactions (continued)
     --------------------------------------

     administration and disposition of real estate owned by the Trust and CAFC. The Trust's management fee was $196,943 and $231,315, for the years ended December 31, 2006 and 2005, respectively.

     The Former Manager also earned a REO management fee for managing and servicing the properties that the Trust and CAFC have obtained through foreclosure of mortgage notes held. The fee for these services was $500 per month for each property held by the Trust and CAFC. The Trust's REO management fee was $6,000 and $4,500 in 2006 and 2005, respectively.

     The Former Manager's incentive compensation for each fiscal quarter was 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for 2006 and 2005 was $0 and $0, respectively.

     The Former Manager earned an administration fee up to 25 basis points on mortgages funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. CAFC expensed $28,220 and $103,283 for these costs in 2006 and 2005, respectively. These fees are reported as part of the management fees.

     The Former Manager received a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2006 and 2005, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing.

     For the years ended December 31, 2006 and 2005, the Trust paid loan origination and servicing fees of $390,629 and $455,369, respectively. In 2006 and 2005, the Trust expensed $263,675 and $307,344, respectively, as servicing fees and $150,295 and $208,028, respectively, as amortization of loan origination costs. As of December 31, 2006 and 2005, the Trust capitalized $126,954 and $148,025 of loan origination fees, respectively.

     On occasion, the Trust and its affiliates had related receivables and payables arising from ordinary business transactions. As of December 31, 2005, the Trust had a payable of $2,162 to the Former Manager. No interest is charged on these inter-company accounts. These amounts are eliminated in the Company's financial statements.

     As described in Note 6, CAFC received an advance of $0 and $950,000 from CRF as of December 31, 2006 and 2005, respectively. CRF charges a variable interest rate of prime plus 3.00% on all advances. As of December 31, 2006 and 2005, the Prime rate was 8.25% and 7.25%, respectively. CAFC expensed interest of $30,275 and $12,139 in 2006 and 2005, respectively. As of December 31, 2006 and 2005 accrued interest was $0 and $0, respectively.

     During 2001 CAFC paid a $5,000 deposit for an option to purchase Sierra Capital Corporate Advisors ("SCCA"). SCCA is owned by Messrs. Swartz and Konczal, two of CAIT's directors. On December 29, 2006 the option was transferred to the Former Manager for $5,000.

     During the fourth quarter of 2005, CAFC financed a $700,000 first mortgage at 6.00% on the personal residence of Mr. Konczal, a Trust Director and then the Company's President and Chief Operating Officer. During the second quarter of 2006, the financing was sold into the secondary mortgage market at a loss of approximatley $7,500. During 2006, Mr. Konczal reimbursed CAFC $7,500 for the loss on the transaction.

     During the first quarter of 2006, Mr. Wrensen, the Trust's Chief Financial Officer, oversaw the purchase of 8,520 Preferred Shares by the Trust and the purchase of 4,260 Preferred Shares by other investors at a price of ten dollars per share. Subsequent to the transaction, the Trust's Board of Directors requested that Mr. Wrensen repurchase the 4,260 Preferred Shares from the other investors. Mr. Wrensen was unable to reacquire these shares. During the fourth quarter of 2006, the Trust acquired 4,260 Preferred Shares from Mr. Wrensen at a price of ten dollars per share.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005


13.  Related party transactions (continued)
     --------------------------------------

     Mr. Swartz, the Trust's former Chief Executive Officer and current Chairman, provides legal counsel to the Company. During 2006 and 2005, neither Mr. Swartz nor his law firm, Thomas B. Swartz, Inc., was compensated for these services.

     The Company entered into an agreement to sublease space for up to 36 months with the Former Manager. The lease has an option to cancel with 180 days notice on January 1, 2008. The following table describes the obligations of the lease without cancellation.

                         2007      2008     2009      Total
     ---------------- --------- --------- -------- -----------
     Year ending       $35,776   $36,592  $37,408   $109,776
     December 31
     ---------------- --------- --------- -------- -----------

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

     As of January 1, 2006 and 2005, the Trust's net Preferred Stock balances were 209,681 and 210,644, respectively. During 2006 and 2005, the Trust's Preferred Stock purchases totaled 12,780 and 963 shares, respectively. As of December 31, 2006 and 2005, the Trust's net Preferred Stock balances were 196,901 and 209,681.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

14.  Preferred, common and treasury stock (continued)
     ------------------------------------------------

     As of January 1, 2006 and 2005, the Trust's net Common Stock balances were 390,032 and 439,454, respectively. During 2006 and 2005, the Trust's cumulative Common Stock purchases totaled 9,500 and 52,293 shares, respectively. During 2006 and 2005, 0 and 2,871 Common Stock options were exercised, respectively. As of December 31, 2006 and 2005, the Trust's net Common Stock balances were 380,532 and 390,032 shares, respectively.

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

     The activity in the Plan for the years ended December 31, 2006 and 2005 are as follows:

                                                      Options   Weighted average
                                                                 exercise price
                                                      --------   -------------
     Outstanding at January 1, 2005                    173,595   $       10.67
                    Granted                                 --              --
                    Exercised                               --              --
                    Forfeited                               --              --
                                                      --------   -------------

     Outstanding at December 31, 2005                  173,595           10.67
                                                      --------   -------------
                    Granted                             19,062           10.65
                    Exercised                               --              --
                    Forfeited                          (31,473)         (10.54)
                                                      --------   -------------
     Outstanding at December 31, 2006                  161,220   $       10.69
                                                      ========   =============
     Outstanding options exercisable as of
                   January 1, 2005                     173,595   $        10.67
                   December 31, 2005                   173,595   $        10.67
                   December 31, 2006                   161,220   $        10.69

     Stock options for 12,375 shares remain awardable. All the granted but unexercised stock options are exercisable.

     The following table summarizes information with respect to stock options outstanding at December 31, 2006:

                                                         Options outstanding
                                 ----------------------------------------------------------------
     Range of exercise prices      Number of shares        Weighted-average         Weighted-
                                                        remaining contractual   average exercise
                                                             life (years)             price
                                  -----------------    -----------------------  -----------------
            $9.00 - $9.06                101,220                  3.61               $  9.03
            $13.50                        60,000                  1.73                 13.50
                                        --------               -------             ---------
                                         161,220                  2.91                 10.69
                                        ========               =======             =========

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005



16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2006 and 2005:

     Numerator:                                                 2006          2005
                                                            ------------    ---------
          Net income                                        $ (1,631,429)   $(307,308)
          Preferred dividends attributable to income                  --     (159,395)
                                                            ------------    ---------
          Numerator for basic and diluted  Earnings per
          share- income available to common  stockholders   $ (1,631,429)   $(466,703)
                                                            ============    =========
          Denominator:
                Basic weighted average shares                    381,453      413,801
                Dilutive effect of options                            --       18,994
                                                            ------------    ---------
                Diluted weighted average shares                  381,453      432,795
                                                            ============    =========
          Basic earnings  per common share                  $      (4.28)   $   (1.13)
                                                            ============    =========
          Diluted earnings  per common share                $      (4.28)   $   (1.13)
                                                            ============    =========

17.  Selected quarterly financial data (unaudited)
     ---------------------------------------------

     Selected quarterly financial data are present below by quarter for the years ended December 31, 2006 and 2005:

                                                          For the year ended December 31, 2006
                                                          ------------------------------------
                                               Total         4th Qtr         3rd Qtr        2nd Qtr       1st Qtr
                                            -----------    -----------    -----------    -----------    -----------
     Revenue                                $ 2,478,609    $   420,626    $   541,022    $   656,554    $   860,407
     Income (loss) from real estate owned      (329,623)      (118,280)       100,867        (27,746)      (284,464)
        Net income (loss)                    (1,631,428)    (1,278,169)        20,772          3,460       (377,491)
        Preferred dividends                          --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
        Net income (loss) applicable
        to common stock                     $(1,631,428)   $(1,278,169)   $    20,772    $     3,460    $  (377,491)
                                            ===========    ===========    ===========    ===========    ===========
     Basic earnings per share               $     (4.28)   $     (3.36)   $      0.05    $      0.01    $     (0.98)
     Diluted earnings per share             $     (4.28)   $     (3.36)   $      0.05    $      0.01    $     (0.98)


                                                           For the year ended December 31, 2005
                                                           ------------------------------------
                                                 Total         4th Qtr         3rd Qtr        2nd Qtr       1st Qtr
                                              -----------    -----------    -----------    -----------    -----------
     Revenue                                  $ 3,797,885    $   822,581    $ 1,080,346    $ 1,048,119    $   846,839
     Income (loss) from asset held for sale
         and real estate owned                    (99,984)            --          6,000        (74,639)       (31,345)
        Net income (loss)                        (307,308)      (199,104)       (85,721)       (39,837)        17,355

        Preferred dividends                       159,395             --             --         66,318         93,077
                                              -----------    -----------    -----------    -----------    -----------
        Net income (loss) applicable
        to common stock                       $  (466,703)   $  (199,105)   $   (85,721)   $  (106,155)   $   (75,722)
                                              ===========    ===========    ===========    ===========    ===========
     Basic earnings per share                 $     (1.13)   $     (0.50)   $     (0.21)   $     (0.24)   $     (0.17)
     Diluted earnings per share               $     (1.13)   $     (0.50)   $     (0.21)   $     (0.24)   $     (0.17)


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005



18.  Contingencies
     -------------

     The Trust is involved in two legal proceedings as of December 31, 2006.

     CAFC was named as defendant in a case filed in the Superior Court, Alameda County, State of California on December 7, 2004. Plaintiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two amended complaints have been filed in addition to the initial one. The Plaintiff has represented himself. After CAFC was allowed by the court to foreclose on the primary collateral and the borrowing was paid in full, Plaintiff, upon the Court's insistence, obtained counsel and has filed an amended complaint, which is pending. The Plaintiff was deposed in May of 2006 and the discovery process is still ongoing.

     On April 14, 2006, CAIT and CAFC were served a summons alleging that the Company was involved with misleading a former mortgage holder. Upon the satisfaction of their mortgage claim from the proceeds of a Company provided mortgage, the former mortgage holder released their escrow settlement to the new purchaser without re-recording their subordinate mortgage claim. On July 14, 2006, the property was sold at a Trustee sale and the Company's loan was paid in full. The former mortgage holder's unrecorded claim was not satisfied at the aforementioned Trustee sale. The Company believes the former mortgage holder's action is without merit.






                 [ REMAINDER OF PAGE INTENTIONALLY LEFT BLANK ]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
            None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Trust's Chief Executive Officer, President and Chief Accounting Officer, based on their evaluation of the Trust's disclosure controls and procedures within 90 days of the filing date of this annual report, have evaluated the effectiveness of such controls and procedures. Based on such evaluations, they have concluded that the Trust's disclosure controls and procedures have effectively operated to ensure that all material information relating to the Trust and its operations and financial condition has been made known to them by other officers and employees within the Trust and its Directors on a timely basis.

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

ITEM 8B. OTHER INFORMATION
             None

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Richard J. Wrensen, 51; President, Chief Executive Officer, Chief Financial Officer and Director(1)

     Class III Director since 2000; President, Chief Executive Officer and Chief Financial Officer, Capital Alliance Income Trust; Former Executive Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (1997 to 2006); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. real estate syndication and management (1981 to 1983); Division Controller, Great Southwest Corp. (1979 to 1981); Certified Public Accountant (1979); Coopers & Lybrand (1978 to 1979); B.S. Accounting, University of Florida (1978); MBA, Haas School of Business Administration, University of California, Berkeley (1985).

Thomas B. Swartz, 75; Chairman and Director (1)

     Class I Director since 1995; Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Sierra Capital Acceptance (1995 to 2000); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980-1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (1960-1980); Past President (1989-1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); L.L.B., University of California at Berkeley Boalt School of Law (1959); Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); A.B., Yale University, (1954).

James L. Grainer, 52; Director (1)(2)(3)(4)

     Class III Director since 2006; President and Chief Financial Officer, Greenshift Corporation, a publicly listed alternative energy and environmental consulting firm (2004 to present); Chief Financial Officer, Polo Linen (2003 to
2004); Managing Director of Investment Banking, Zanett Securities (merchant banking firm) (2001 to 2003); Managing Director of Investment Banking, Prudential Securities (1992 to 2001); Senior Tax Manager, Deloitte & Touche (1979 to 1992); New York State licensed Certified Public Accountant (1979).

Dennis R. Konczal, 56; Director

     Class II Director since 1995; President (1996 to date) and Executive Vice President (1989 to 1996) and Chief Operating Officer, Capital Alliance Advisors, Inc.; President and Director, Sierra Capital Acceptance (1995 to 2000); President, Director and Chief Operating Officer of Sierra Capital Companies (1984 to date) and of Capital Alliance Investments Incorporated (a NASD broker-dealer and Registered Investment Advisor) (1984 to 1999); Director, President and Chief Operating Officer, Granada Management Corporation and Granada Financial Services, Inc., agribusiness concerns (1981-1984); Licensed Principal, NASD (1981 to date); B.S. Agricultural Economics, Michigan State University (1972).

Stanley C. Brooks, 59; Director (2)(3)(4)

     Class II Director since 1996; President and Chairman, Brookstreet Securities Corporation (1990 to date); Executive Vice-President, Toluca Pacific Securities Corporation (1987 to 1989); Senior Vice-President, First Affiliated Securities (1983 to 1986); Senior Vice-President, Private Ledger Financial Services (1976 to 1983); Member, National Futures Association (1991 to date); Member, National Investment Bankers Association (1990 to date); Licensed Principal, NASD (1976 to date); B.S. Business Administration, California State Polytechnic Institute (1970).

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

AUDIT COMMITTEE - FINANCIAL EXPERTS

     Relevant qualifying experience of the designated Audit Committee Financial Expert, in addition to that set forth above under Item 9, is as follows:

James L. Grainer

     President and Chief Financial Officer of Greenshift Corporation; Responsible for the regulatory filings of Greenshift Corporation and its subsidiaries; A licensed Certified Public Accountant with extensive audit and tax experience with both publicly held and privately owned diversified financial service and investment companies.

Stanley C. Brooks

     Chairman, President, and Registered Financial Principal of Brookstreet Securities Corporation; Responsible for arranging all financings obtained, managing cash flow, preparing and filing with the SEC monthly focus reports, and the monthly closing and reviewing of the books of Brookstreet Securities accounting record, ledgers, and financial statements.

EXECUTIVE OFFICERS

The following persons currently serve as Executive Officers. The Trust's Executive Officers hold office at the discretion of the Directors.

  Name                 Age     Position
  ----                 ---     --------

  Richard Wrensen       51     President, Chief Executive Officer and
                               Chief Financial Officer

  Gregory Bronshvag     39     Vice President Operations and Secretary

  Andrea Barney         33     Controller and Principal Accounting Officer

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

     At December 31, 2006, the Trust has one full time employee. During 2006, no compensation was paid by the Company to any employee.

COMPENSATION OF DIRECTORS

Director Fees
-------------
     The Trust pays each Independent Director an annual retainer of $10,000. In 2006 Messrs. Brooks, Blomberg, Grainer and Looper received $10,000, $9,167, $3,333 and $4,791, respectively, as a Director's retainer. In 2005 Messrs. Brooks, Blomberg, and Looper each received $10,000 as a Director's retainer.

Committee and Other Meeting Fees
--------------------------------
     The Independent Directors are also entitled to $500 for each director's or committee meeting attended in person (commencing February 27, 2006, a $3,500 supplemental award may be paid per meeting to Independent Directors for attending meetings held in California) and $300 if attended by telephonic means. During 2006, total committee and meeting fees for Messrs. Brooks, Blomberg, Grainer and Looper were $5,800, $6,100, $0 and $5,500, respectively. During 2005, total committee and meeting fees for Messrs. Brooks, Blomberg and Looper was $1,800, $2,100 and $1,800, respectively.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Equity Compensation Plan Information
     ------------------------------------

---------------------------------- ------------------------ ----------------------- --------------------------------
                                    Number of securities       Weighted-average     Number of securities remaining
                                      to be issued upon       exercise price of      available for future issuance
                                         exercise of         outstanding options,      under equity compensation
                                    outstanding options,     warrants and rights      plans (excluding securities
                                    warrants and right *                              reflected in column (a)) *
---------------------------------- ------------------------ ----------------------- --------------------------------
                                           Column                   Column                      Column
                                             (a)                     (b)                          (c)
---------------------------------- ------------------------ ----------------------- --------------------------------
    Equity compensation plans              161,220                  $10.69                         0
  approved by security holders
---------------------------------- ------------------------ ----------------------- --------------------------------
  Equity compensation plans not               0                      N/A                           0
  approved by security holders
---------------------------------- ------------------------ ----------------------- --------------------------------
              Total                        161,220                  $10.69                         0
---------------------------------- ------------------------ ----------------------- --------------------------------
     *    Reflects status of Plan as of December 31, 2005.

(b)  Security Ownership of Certain Non-Management or Non-Affiliate Beneficial
     ------------------------------------------------------------------------
     Owners
     ------

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2006 by each Non-Management or Non-Affiliated Beneficial Owner:

                                         Number of Shares        Percentage of Shares
                                              of Stock                 of Stock
                                         Beneficially Owned       Beneficially Owned

         Name of Beneficial Owner      Common        Preferred   Common       Preferred
         ------------------------      ------        ---------   ------       ---------

         Estate of Thomas Morford (1)     0           16,334       0           8.3%

     (1)  Mr. Morford's estate is a private investor.

(c)  Security Ownership of Management
     --------------------------------

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2006 by (1) each Management person known to the Trust to beneficially own more than five percent of the Trust's Common Shares or Preferred Shares, (2) each Director, (3) the Trust's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                Number of Shares       Percentage of Shares
                                                    of Stock                 of Stock
                                               Beneficially Owned       Beneficially Owned

     Name of Beneficial Owner                Common         Preferred  Common       Preferred
     ------------------------                ------         ---------  ------       ---------
     Richard J. Wrensen (1)                   81,825            686       21.5%          *
     Thomas B. Swartz (2)(4)                   5,133          1,879        1.3%          *
     Dennis R. Konczal (3)(4)                 17,632            984        4.5%          *
     Stanley C. Brooks (5)                         0              0        0             0
     James L. Grainer                              0              0        0             0
     All directors and executive officers
     as a group (5 persons) (6)              130,208          7,210       34.2%          3.7%

     * Represents less than 1% of outstanding shares.
     --------------------

     (1) Mr. Wrensen has unexercised options to purchase 29,320 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Wrensen's spouse owns 10,000 shares of Common Stock and 3,464 Series "A" Preferred Shares, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 2.6% of the outstanding Common Shares and 1.8% of the outstanding Preferred Shares.

     (2) Mr. Swartz has unexercised options to purchase 50,816 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Swartz's spouse owns 633 shares of Series "A" Preferred Shares in which Mr. Swartz claims no beneficial interest. Such holdings represent less than 1% of the outstanding Preferred Shares.

     (3) Mr. Konczal has unexercised options to purchase 19,062 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof.

     (4) Capital Alliance Advisors, Inc., the Trust's Former Manager, owns beneficially 25,618 Shares of Common stock and 3,661 shares of Series "A" Preferred Shares, representing 6.7% of the outstanding Common Shares and 1.9% of the outstanding Series "A" Preferred Shares. Messrs. Swartz and Konczal are officers and directors of Capital Alliance Advisors Inc and collectively own all the outstanding Common Shares. The Former Manager has unexercised options to purchase 11,135 shares of Common Stock and has the right to acquire such Shares within 60 days from the date hereof.

     (5) Mr. Brooks has unexercised options to purchase 12,375 shares of Common Stock.

     (6) The totals include the Common and Preferred Shares owned by Capital Alliance Advisors Inc.

(d)  Changes in Control
     ------------------
         None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements and Transactions with Directors, Officers, Members of the Former
-----------------------------------------------------------------------------
Manager and Other Affiliates
----------------------------
     Mr. Wrensen as the Company's President and Chief Executive Officer is not an Independent Director. Messrs. Swartz and Konczal, as former officers of the Company, are not Independent Directors. Messrs. Brooks and Grainer are Independent Directors and constitute 100% of the Audit Committee of the Board of Directors of the Trust. Currently, the Trust is one Independent Director short of the American Stock Exchange ("Exchange") listing requirement. The Exchange has allowed the Trust until April 5, 2007 to fill the vacancy. The Trust expects to satisfy the Exchange's listing requirement on of before April 5, 2007. The Directors and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. Additionally, the Bylaws provide that the Directors must, upon request by the Board of Directors, disclose any investments which are within the purview of the Trust's investment policies.

     Capital Alliance Advisors, Inc ("CAAI") is the Former Manager of the Company and provided (a) management and advisory services to the Trust and CAFC in accordance with the Management Agreements with each entity and (b) mortgage origination and loan servicing services to the Trust and CAFC in accordance with the Mortgage Origination and Servicing Agreements with each entity until December 29, 2006. The Company may continue to purchase mortgage loans for its Mortgage Investment Business from CAAI. Two of the Trust's Directors, Messrs. Swartz and Konczal, are owners, directors and officers of CAAI.

     CAAI also has interests that may conflict with those of the Trust. Messrs. Swartz and Konczal are also involved in other businesses, including Calliance Realty Fund, LLC whose Mortgage Division invests in mortgages encumbering commercial and mixed-use properties as well as residential properties. Such investments may conflict with their fiduciary responsibilities to the Company as these activities may generate business opportunities, profits or other rewards and the Company will not share in such remuneration.

     It is the expectation of the Company that any agreements and transactions, taken as a whole, between the Company, on the one hand, and its Directors, Officers, Former Manager or its affiliates, on the other hand, will be fair to all parties.

Other Business Activities
-------------------------
     The Bylaws provide that the Directors and the Trust's agents, officers and employees may engage with or for others in business activities of the types conducted by the Trust and that they will not have any obligation to present to the Trust any investment opportunities which come to them other than in their capacities as Directors regardless of whether those opportunities are within the Trust's investment policies. Each Director is required to disclose any interest they have, and any interest known to them of any person of which they are an Affiliate, in any investment opportunity presented to the Trust.

     The Company's Code of Business Conduct and Ethics is posted on the Company's web address: www.caitreit.com.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         Exhibit No.
         3.1     Certificate of Incorporation and Amendment No. 1(1)
         3.2     Bylaws of the Registrant(1)
         3.3     Certificate of Amendment of Certificate of Incorporation(5)
         4.1     Form of Stock Certificate of Common Shares of the Registrant(2)
         10.1    Form of Management Agreement between the Registrant and
                 Capital Alliance Advisors, Inc.(1)
         10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
         10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and
                 Capital Alliance Advisors, Inc.(1)
         23.4    Consent of Landels Ripley & Diamond, LLP(4)
         23.5    Consent of Rothstein, Kass & Company, LLP
         23.6    Consent of Novogradac & Company LLP(4)
         24.1    Power of Attorney of Thomas B. Swartz(1)
         24.2    Power of Attorney of Dennis R. Konczal(1)
         24.4    Power of Attorney of Stanley C. Brooks(1)
         24.7    Power of Attorney of Richard J. Wrensen(6)
         24.8    Power of Attorney of James L. Grainer

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

(b)      Reports on Form 8-K
         -------------------

         Form 8-K was filed on:

          o December 15, 2006 due to the resignation of an independent director.
          o January 3, 2007 due to the press release announcing a new President and Chief Executive Officer and the Trust's self management.
          o January 12, 2007 due to the notice of non-compliance from the American Stock Exchange.
          o    February 6, 2007 due to the letter to the shareholders.

(c)      Miscellaneous Exhibits
         ----------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's independent auditors also provided to the Trust's Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

         The Company's independent auditors, Rothstein, Kass & Company, LLP audited the financial statements for the year ended December 31, 2006 and 2005. The Audit Committee has determined that the provision of the services provided by Rothstein, Kass & Company, LLP as set forth herein are compatible with maintaining Rothstein, Kass & Company's, LLP independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant Securities and Exchange Commission rules.

         Audit Fees. The known and expected fees for the fiscal year ended December 31, 2006 audit, review of form 10-KSB, and the quarterly review of Forms 10-QSB were $68,016. Fees for the fiscal year ended December 31, 2005 were $90,625.

         Audit Related Fees. Aggregate fees for all other audit related services rendered by Novogradac & Company LLP for fiscal years ended December 31, 2006 and 2005 were $5,500 and $2,500, respectively.

         Tax Fees. Aggregate fees for all tax services for fiscal years ended December 31, 2006 and 2005 were $9,500 and $6,400, respectively.

         All Other Fees. Aggregate fees for all other services for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

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

                                         Capital Alliance Income Trust, Ltd.
Dated: March 28, 2007                    A Real Estate Investment Trust

By: /s/   Richard J. Wrensen             By: /s/  Andrea Barney
    ---------------------------              --------------------------------
    Richard J. Wrensen                       Andrea Barney
    Chief Executive Officer                  Principal Accounting Officer
    Chief Financial Officer                  Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard J. Wrensen                               Dated: March 28, 2007
------------------------------------
Richard J. Wrensen
President, Chief Executive Officer,
Chief Financial Officer
and Director

/s/ Thomas B. Swartz                                 Dated: March 28, 2007
------------------------------------
Thomas B. Swartz
Chairman and Director

/s/ Stanley C. Brooks                                Dated: March 28, 2007
------------------------------------
Stanley C. Brooks
Director

/s/ James L. Grainer                                 Dated: March 28, 2007
------------------------------------
James L. Grainer
Director

/s/ Dennis R. Konczal                                Dated: March 28, 2007
------------------------------------
Dennis R. Konczal
Director

CERTIFICATION

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J Wrensen, Chief Executive Officer and President of the Company, and I, Andrea Barney, Principal Accounting Officer and Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: March 28, 2007

                                     /s/ Richard J. Wrensen
                                     ----------------------
                                     Richard J. Wrensen
                                     President and Chief Executive Officer


                                     /s/ Andrea Barney
                                     ----------------------
                                     Andrea Barney
                                     Principal Accounting Officer and Controller

       CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                         PERIOD ENDING DECEMBER 31, 2006


Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-KSB, dated March 28, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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


/s/ Richard J. Wrensen                     /s/ Andrea Barney
--------------------------------           -------------------
Richard J. Wrensen                         Andrea Barney
President and Chief Executive Officer      Principal Accounting Officer and
                                           Controller

                                                                    Exhibit 23.5

        CONSENT OF ROTHSTEIN, KASS & COMPANY LLP, INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

     We consent to the incorporation of our report dated March 28, 2007 with respect to the financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust included in this Annual Report (Form 10-KSB).

/s/     Rothstein, Kass & Company, P.C.
---------------------------------------

Roseland, New Jersey
March 28, 2007