Form 10QSB
period 2007-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2007-05-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                  94-3240473
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 100 Pine Street
 Suite 2450
 San Francisco, California                                        94111
----------------------------------------                  --------------------
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

                                                    Yes [X]   No [_]

As of May 2, 2007, the issuer's common shares closed at $8.10 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,268,000. At that date approximately 381,000 common shares were outstanding of which 280,000 common shares were held by non-affiliates.

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

                                     PART I
                                     ITEM 1.

                              FINANCIAL STATEMENTS


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets

                                                                        March 31,
                                                                          2007        December 31,
ASSETS                                                                (Unaudited)        2006
                                                                      ------------    ------------

    Cash and cash equivalents                                         $    557,831    $    599,943
    Restricted cash                                                         82,917         123,037
    Marketable securities                                                      770             899
    Accounts receivable                                                    841,341       1,000,937
    Allowance for doubtful accounts                                       (230,000)       (230,000)
    Notes receivable:
       Mortgage notes receivable                                        12,923,911      17,121,939
       Allowance for loan losses                                          (562,309)       (782,309)
                                                                      ------------    ------------
          Net notes receivable                                          12,361,602      16,339,630
    Real estate owned                                                    2,011,644         245,000
    Origination costs, net                                                  99,150         124,654
                                                                      ------------    ------------

    Total assets                                                      $ 15,725,255    $ 18,204,100
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                      $     82,917    $    123,037
         Bank loans payable                                              4,418,114       6,767,821
         Other liabilities                                                 207,123         159,016
                                                                      ------------    ------------
    Total liabilities                                                    4,708,154       7,049,874

    Stockholders' equity
    Preferred stock, $.01 par value;1,600,000 shares authorized;             2,138           2,138
           213,820 shares issued and outstanding at March 31, 2007
           and December 31, 2006
    Additional paid in capital - preferred stock                         5,509,728       5,509,728
    Less treasury stock: 16,919 and 16,919 preferred shares at
           March 31, 2007 and December 31, 2006 at cost                   (229,179)       (229,179)

    Common stock, $.01 par value; 2,000,000 shares authorized;               5,001           5,001
           500,032 shares issued and outstanding at March 31, 2007
           and December 31, 2006
    Additional paid in capital - common stock                            9,394,576       9,394,576
    Less treasury stock: 119,500 and 119,500 common shares at
           March 31, 2007 and December 31, 2006 at cost                 (1,699,771)     (1,699,771)
    Accumulated other comprehensive income                                       7             137
    Accumulated deficit                                                 (1,965,399)     (1,828,404)
                                                                      ------------    ------------

    Total stockholders' equity                                          11,017,101      11,154,226
                                                                      ------------    ------------

    Total liabilities and stockholders' equity                        $ 15,725,255    $ 18,204,100
                                                                      ============    ============

          See accompanying notes to consolidated financial statements

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations

                                                                     Three Months Ended
                                                                           March 31
                                                                     2007          2006
                                                                     -----         ----
REVENUES                                                          (Unaudited)  (Unaudited)
                                                                   ---------    ---------
       Interest income                                             $ 338,782    $ 636,274
       Loan origination income                                            --      131,678
       Service release premium                                            --       85,144
       Other income                                                    2,254        7,311
                                                                   ---------    ---------
           Total revenues                                            341,036      860,407

EXPENSES
       Loan servicing fees to related parties                          7,150      139,502
       Management fees to related parties                                 --       81,356
       Interest expense on loans                                     111,682      299,383
       Interest expense on loans from related parties                     --       30,402
       Loan origination costs                                         25,503       68,481
       Provision for loan losses                                     103,649       20,000
       Wages and salaries                                             99,646      152,643
       Taxes                                                           9,175        4,975
       General and administrative                                    118,045      156,693
                                                                   ---------    ---------
             Total expenses                                          474,850      953,435
                                                                   ---------    ---------

LOSS FROM CONTINUING OPERATIONS                                     (133,814)     (93,028)

       Operating expenses of real estate owned                        (3,182)     (44,614)
       Gain (loss) on real estate owned                                   --     (239,850)
                                                                   ---------    ---------
             Total loss and income from asset held for disposal
                   and real estate owned                              (3,182)    (284,464)
                                                                   ---------    ---------

NET LOSS                                                           $(136,996)   $(377,492)
                                                                   =========    =========

PREFERRED DIVIDENDS                                                       --           --
                                                                   ---------    ---------

NET LOSS AVAILABLE TO COMMON                                       $(136,996)   $(377,492)
                                                                   =========    =========

BASIC EARNINGS PER COMMON SHARE                                    $   (0.36)   $   (0.98)
                                                                   =========    =========

DILUTED EARNINGS PER COMMON SHARE                                  $   (0.36)   $   (0.98)
                                                                   =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                                 $      --    $      --
                                                                   =========    =========

DIVIDENDS PAID PER COMMON SHARE                                    $      --    $      --
                                                                   =========    =========

BASIC COMMON SHARES                                                  380,532      384,215
                                                                   =========    =========

DILUTED COMMON SHARES                                                380,532      384,215
                                                                   =========    =========


          See accompanying notes to consolidated financial statements


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows


                                                                              Three Months Ended
                                                                                   March 31
                                                                              2007          2006
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                           $  (136,996)   $  (377,490)
      Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
        Provision for loan losses                                            103,649         15,000
        Loss on real estate owned                                                 --        239,850
        (Increase) decrease in accounts receivable                          (164,053)      (590,496)
        (Increase) in other assets                                                --         (3,954)
        Change in due to / due from related party                                 --         83,762
        Increase (decrease) in other liabilities                              48,108        121,071
                                                                         -----------    -----------
          Net cash (used in) operating activities                           (149,292)      (512,257)

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                               --           (485)
      (Increase) decrease in origination costs                                25,503         38,413
      (Increase) decrease in warehousing facilities                               --       (191,100)
      (Increase) decrease in net real estate owned                            (4,144)            --
      (Increase) decrease in net mortgage notes receivable                 2,435,528      4,112,098
                                                                         -----------    -----------
        Net cash provided by investing activities                          2,456,887      3,958,926

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of bank loans                                              (2,349,707)    (2,769,161)
      Purchase of treasury stock                                                  --       (154,227)
      Preferred dividends paid                                                    --             --
      Common dividends paid                                                       --             --
                                                                         -----------    -----------
        Net cash (used in) by financing activities                        (2,349,707)    (2,923,388)
                                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    (42,112)       523,281

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             599,943      1,626,247
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   557,831    $ 2,149,528
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                             $   115,389    $    25,072
                                                                         ===========    ===========
      Cash paid for taxes                                                $       159    $     5,624
                                                                         ===========    ===========

NON-CASH INVESTING ACTIVITIES
      Foreclosure                                                        $ 1,762,500    $        --
                                                                         ===========    ===========

          See accompanying notes to consolidated financial statements

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Organization
     ------------

     References to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was formed December 12, 1995 as a mortgage investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. On April 11, 1997, the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. The Trust owns all of CAFC's common and preferred shares. As of March 31, 2007 and December 31, 2006, the Trust and CAFC are consolidated in the Company's financial statements.

     Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self advised.

2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 filed pursuant to 15d-2 on Form 10-KSB with the Securities and Exchange Commission.

     Basis of presentation.    The financial information herein is unaudited;
     however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ending December 31, 2006.

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

     Revenue recognition.    Interest income is recorded on the accrual basis of
     accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 or more days past due, management reviews the likelihood that the loan will be repaid. For these delinquent loans, management continues to record interest income and establishes a loan loss reserve as necessary to protect against losses in the loan portfolio including accrued interest. However, if the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, interest is not accrued. The Trust's loan origination income is deferred and recognized over the life of the loan. A portion of the Company's loan origination is recognized at origination and a portion of the Company's service release premium is recognized at the time of the mortgage's sale into the secondary market.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


2.   Summary of significant accounting policies and nature of operations
     -------------------------------------------------------------------
     (continued)

     Stock options.    During the three months ended March 31, 2006 and 2007 no
     option awards were issued. Therefore, there was no disclosure necessary pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

     Reclassifications.    Certain 2006 amounts may have been reclassified to
     conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

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

3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                          Three months ended Twelve months ended
                                            March 31, 2007     December 31, 2006
                                            --------------     ----------------
     Balance, beginning of period           $   17,121,939     $     26,443,616
     Additions during period:
         Originations                                   --           21,542,427
     Deductions during period:
         Collections of principal               (2,422,654)            (120,010)
         Repayments                                (12,874)         (11,223,490)
         Sales                                          --          (19,220,604)
         Foreclosures, net of reserve           (1,762,500)            (300,000)
         Write off of uncollectible loans               --                   --
                                            --------------     ----------------
     Balance, end of period                 $   12,923,911     $     17,121,939
                                            ==============     ================

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

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $562,309 and $782,309 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of March 31, 2007 and December 31, 2006, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                         Three months ended   Twelve months ended
                                                             March 31, 2007     December 31, 2006
                                                             --------------    ------------------
     Provision for loan losses
         as reported on consolidated statements of operations   $   103,649    $         522,840
     CAFC consolidation adjustments                                      --             (102,398)
     Write-off of uncollectible loans (net)                        (323,649)             (28,133)
                                                                -----------    -----------------
     Total adjustments to allowance                                (220,000)             392,309
     Balance, beginning of year                                 $   782,309    $         390,000
                                                                -----------    -----------------
     Balance, end of year                                       $   562,309    $         782,309
                                                                ===========    =================

5.   Real estate owned
     -----------------

     As of December 31, 2006, the Company owned one property. During the three months ended March 31, 2006, the Company foreclosed on one property. As of March 31, 2007, the Trust owned two properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                        Three months ended    Twelve months ended
                                                            March 31, 2007      December 31, 2006
                                                        -------------------   -------------------
     Balance, beginning of period                           $       245,000     $       1,978,350
     Additions
     Foreclosed mortgage notes, net of reserve (non-cash)         1,769,825               300,000
     Assumption of senior debt                                           --                    --
     Repayment of senior debt                                            --              (962,127)
     Writedown on REO                                                (3,181)
     Gain (loss) on sale (non-cash)                                     --               (165,031)
                                                            ---------------     -----------------
                                                                  2,011,644             1,151,192
     Less: Proceeds from sale of real estate owned
     (net of closing costs )                                             --              (906,192)
                                                            ---------------     -----------------
     Balance, end of period                                 $     2,011,644     $         245,000
                                                            ===============     =================

6.   Related party transactions
     --------------------------

     The Former Manager, which is owned by two directors - Messrs. Swartz and Konczal - provided management and advisory services and received fees for these services from the Company. The Former Manager also received reimbursement from the Company for clerical, direct expenses and administrative services at cost based on relative utilization of facilities and personnel. On December 29, 2006, the Former Manager's management and advisory service contracts were terminated and the Company paid the Former Manager a one time termination fee of $500,000.

     During 2006, the Former Manager received a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. As of March 31, 2006, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three month period ended March 31, 2006, the Trust expensed loan origination and servicing fees of $139,502.

                         CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


6.   Related party transactions (continued)
     --------------------------------------

     During 2006, the Former Manager received a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The Trust paid the Former Manager $51,636 in management fees for the three month period ended March 31, 2006. Within the financial statements, the management fees are included in the Management fees to related parties.

     During 2006, the Former Manager received a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Former Manager $1,500 in REO management fees for the three month period ended March 31, 2006. Within the financial statements, 2006's REO management fees are included in the Management fees to related parties.

     Effective January 1, 2007, the Trust engaged the Former Manager to continue to servicing its mortgage loans and REO. CAAI is paid $50 per month per loan file for loan servicing and $500 per month per REO. The Trust paid $5,650 in loan servicing fees and $1,500 in REO coordination fees for the three months ended March 31, 2007. Within the 2007 financial statements loan servicing and REO coordination fees are included in loan servicing fees to related parties.

     During 2006, the Former Manager received an administrative fee up to 25 basis points on mortgages funded for the benefit of the Trust. The Trust expensed $28,220 for this cost as of March 31, 2006. These fees are reported as part of the management fees.

     On occasion, the Company and its former affiliates had related receivables and payables arising from ordinary business transactions. As of March 31, 2007 and December 31, 2006, the Company had a net payable of $0 and $0 from the Former Manager and a net payable of $0 and $0 from Calliance Realty Fund, LLC, respectively.

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

8.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006:

                                                                          2007         2006
                                                                        ---------    ---------
     Numerator:
     Net income (loss)                                                  $(136,996)   $(377,492)
     Preferred dividends                                                       --           --
                                                                        ---------    ---------
     Numerator for basic and diluted earnings per share income (loss)
     available to common stockholders                                   $(136,996)   $(377,492)
                                                                        =========    =========
     Denominator:
         Basic weighted average shares                                    380,532      384,215
         Dilutive effect of options                                            --           --
                                                                        ---------    ---------
         Diluted weighted average shares                                  380,532      384,215
                                                                        =========    =========

     Basic earnings per common share                                    $   (0.36)   $   (0.98)
                                                                        =========    =========
     Diluted earnings per common share                                  $   (0.36)   $   (0.98)
                                                                        =========    =========






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Preparation of the Company's consolidated financial statements is based upon the operating results of the Trust and CAFC. Management's discussion and analysis of the results of operations for the three months ended March 31, 2007 and 2006 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange with the exchange symbol of "CAA".

The Company's financial statements are the Consolidation of the Trust and CAFC. During the first quarter of 2006, the Trust announced its intent to cease mortgage loan originations by CAFC and to monetize CAFC's loan inventory. By year end 2006, any loans not sold into the secondary mortgage market were transferred to the Trust. During the first quarter of 2007, CAFC was an inactive taxable subsidiary.

During the fourth quarter of 2006, the Company's shareholders overwhelmingly voted to terminate the outside management and initiate internal management. On December 29, 2006, the Former Manager's management and advisory contracts were terminated and the Company commenced self-management.

2007's first quarter brought tumultuous changes to the alternative/non-conforming residential mortgage industry. Many companies, both larger and better capitalized than the Trust suffered insolvency, announced significant workforce reductions, delayed earnings reports and experienced precipitous drops in their share price. The most unfortunate companies have sought bankruptcy protection. Trends which precipitated these changes included increasing residential mortgage delinquencies, loan foreclosures and the sudden withdrawal of investor interest in alternative/non-conforming residential mortgage securities and residential whole loans.

The Trust's residential loan portfolio continues to produce unacceptable levels of delinquency and non-performing assets. The mortgage portfolio's delinquency characteristics reduced revenues and adjusted collateral values required additional loan loss expenses (reserves). In response to these problems and to maximize shareholder value, Management will to focus on efficient asset management as the strategic alternative to non-performing loan sales at depressed valuations. As non-performing assets are monetized, the Company's investment focus will expand to provide a source of future profitability and increased shareholder value.

As of January 1, 2007, the Trust had foreclosed real estate owned ("REO") of $245,000 and approximately 33% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 55% of total shareholder equity and approximately 104% of common shareholder equity. As of March 31, 2007, the Trust has REO for sale of approximately $2,011,644 and approximately 28% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans declined to approximately 53% of total shareholder equity and approximately 101% of common shareholder equity.

The Trust is a real estate investment trust ("REIT") and REIT's are generally required to distribute at least 90% of their annual taxable income as dividend payments. During 2005 and 2006, the Trust incurred taxable losses. On account of these losses, dividend payments were curtailed during 2005. These taxable losses, also known as Net Operating Losses ("NOL"), allow the Trust to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Code waives mandatory dividend payments until prior years taxable losses are recovered.

When the Trust produces pre-NOL taxable income, the Trust's Board of Directors will need to reconcile the opportunity to strengthen the Company's balance sheet and the priority of restoring dividend payments. This issue will require additional review and analysis by the Board of Directors.

The current interest rate environment has also contributed to operating losses for the Trust. The rise in short term rates increased the cost of carrying a mortgage portfolio. Meanwhile, the non-conforming residential mortgage market has attracted better financed competitors willing to offer higher LTV (loan-to-value) loans or more competitive pricing. These developments have exerted downward pressure on the Trust's investment yield and investment spread.

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

Operating Strategy.
As a portfolio lender, the Company has invested in California non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. Historically, the Trust has limited its mortgage investment to a cumulative loan to value ratio ("CLTV") that does not exceed 75% of the underlying collateral. Prospectively, the Company will consider expanding its investment policy to other REIT permissible assets.

CAFC's loan originating operations were suspended in the first quarter of 2006. Substantial disposal of CAFC's assets occurred throughout 2006.

Loan Origination.     Since the suspension of loans originations by CAFC, the
Former Manager provided whole loans for the Mortgage Investment Business. On December 29, 2006, the Former Manager was terminated. Prospectively, portfolio loans may be acquired from unaffiliated third parties or the Former Manager. The Former Manager and CAFC accounted for 100% of the loans acquired by the Trust in 2006. The Trust did not acquire any additional mortgages assets in 2007's first quarter.

Loan Servicing.     Mortgage loan servicing consists of collecting payments from borrowers, making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults and performing other administrative duties. The Company does not acquire or maintain a loan's servicing rights, unless the mortgage loan is owned by the Company. Although the Former Manager was terminated from management responsibility, loan servicing is outsourced to the Former Manager. All or a portion of the aforementioned servicing responsibilities contracted to the Former Manager, may be subcontracted by the Former Manager. The Former Manager is paid $50 per month per loan file for Loan Servicing and $500 per month per REO. The Loan Servicing Agreement is cancelable with 30 days notice prior to the end of a calendar quarter.

Commitments and Contingencies.     As of March 31, 2007, the Company's loan
portfolio included 35 loans totaling $12,923,911 of which eight loans totaling $3,714,684 representing 28% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $562,309, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2006, the Company's loan portfolio included 39 loans totaling $17,121,939 of which 12 loans totaling $5,874,559 representing 34% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $782,309, if it is necessary to foreclose upon the mortgage loans.

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

The Trust generally issues loan commitments only on a conditional basis and generally funds such loans promptly upon removal of any conditions. Accordingly, the Trust did not have any commitments to fund loans as of March 31, 2007 and March 31, 2006.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During the first quarter of 2006, two loans for $2,500,000 were sold to Lehman Bothers Bank pursuant to this guarantee. During 2005, no loans were sold to Lehman Brothers Bank pursuant to this guarantee.

As of March 31, 2007, the following table summarizes the Company's outstanding repayment obligations:

------------------------------       --------------  ---------------------------------------------
         Maximum Other
  Commercial Commitments (a)         Total Amounts
     as of March 31, 2007              Committed       Amount of Commitment Expiration Per Period
-------------------------------      --------------  ---------------------------------------------
                                                     Less than      1 - 3        4 - 5   After 5
                                                      1 year        years        years    years
                                     --------------  ---------  -----------     -------  --------
Lines of Credit (b)                   $4,418,114         0       $4,418,114        0        0
Standby Repurchase Obligations            0              0            0            0        0
Total Commercial Commitments          $4,418,114         0       $4,418,114        0        0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of March 31, 2007 due in 1-3 years were $4,418,114.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2007 and 2006. Revenues for the first quarter decreased to $341,036 as compared to $860,407 for the same period in the prior year. The decrease in revenue, during the first three months of 2007 was due to decreases in interest income of $297,492, in loan origination income of $131,678 and in service release premium of $85,144.

Expenses for the three months ended March 31, 2007 decreased to $474,850 as compared to $953,435 for the same period in the prior year. The decrease in expenses during the first three months of 2007 was primarily due to the transition to self management which resulted in a net decrease of $213,708 in servicing and management fees and from a decrease in interest expenses of $218,103.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, the Company had access to a $25,000,000 repurchase facility that was retired during the second quarter of 2006. During 2005, the Trust also secured a $7,000,000 term facility, with a November 14, 2007 maturity and a one year extension option. Management believes that cash flow from operations, the mortgage loans that are paid off, additional credit facilities that may be obtained during 2007 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

Three months ended March 31, 2007 and 2006. As of January 1, 2007 and 2006, the Trust had $599,943 and $1,626,247 of cash and cash equivalents, respectively. During the three month period ended March 31, 2007, cash and cash equivalents decreased by $42,112. During the three month period ended March 31, 2006, cash and cash equivalents increased by $523,280. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2007 and 2006 were $557,831 and $2,149,527.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the three months ended March 31, 2007 and 2006 was $149,292 and $512,258, respectively. During the first three months of 2007, net loss used $136,996, an increase in accounts receivable used $164,053, and the provision for loan losses provided $103,649. During the first three months of 2006, net loss used $377,492, an increase in accounts receivable used $590,496 and an increase in other liabilities provided 121,072.

Net cash provided by investing activities for the three months ended March 31, 2007 and 2006 was $2,456,887 and $3,958,926, respectively. During the first three months of 2007, a net decrease in mortgage notes receivable provided $2,435,528. During the first three months of 2006, a net decrease in mortgage notes receivable provided $4,112,098.

Net cash used in financing activities during the three months ended March 31, 2007 and 2006 was $2,349,707 and $2,923,388, respectively. During the first three months of 2007, net payments of bank loans used cash of $2,349,707.

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

Interest risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the March 31, 2007 and December 31, 2006 balance sheet at the lower of cost or market.

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

                                     PART I
                                     ITEM 3.

                             CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures.   The Chief Executive
Officer and the Principal Accounting Officer of the Trust have, based on their evaluation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, evaluated the effectiveness of such controls and procedures. Based on such evaluations, they have concluded that the Trust's disclosure controls and procedures have effectively operated to ensure that all material information relating to the Company and its operations and financial condition has been made known to them by other officers and employees within the Company and its Manager on a timely basis.

(B) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. Accordingly, no corrective actions with regard to such controls or procedures have been required.

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Trust is involved in three legal proceedings as of March 31, 2007.

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

On April 14, 2006, the Company was served a summons alleging that the Company was involved with misleading a former mortgage holder. Upon the satisfaction of their mortgage claim from the proceeds of a Company provided mortgage, the former mortgage holder released their escrow settlement to the new purchaser without re-recording their subordinate mortgage claim. On July 14, 2006, the property was sold at a Trustee sale and the Company's loan was paid in full. The former mortgage holder's unrecorded claim was not satisfied at the aforementioned Trustee sale. The Company believes the former mortgage holder's action is without merit.

On March 29, 2007, the Company was served a summons alleging that the Company intentionally interfered with the sale of real property by failing to provide timely payoff information to consulate the sale and thereby caused Plaintiff to lose the economic benefits of a sale. The Company believes Plaintiff is acting without merit and will vigorously defend itself.

ITEM 2.   CHANGES IN SECURITIES

     No common shares and preferred shares were purchased for treasury stock during the three month period ended March 31, 2007.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None

ITEM 5.   OTHER INFORMATION

       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

 Exhibit No.
    3.1      Charter Certificate of Incorporation and Amendment No. 1(1)
    3.2      Bylaws of the Registrant(1)
    3.3      Certificate of Amendment of Certificate of Incorporation(4)
    4.1      Form of Stock Certificate of Common Shares of the Registrant(2)
    10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1) (terminated December 29, 2006)
    10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
    10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and
             Capital Alliance Advisors, Inc.(1) (terminated December 29, 2006)
    23.4     Consent of Landels Ripley & Diamond, LLP(4)
    24.1     Power of Attorney of Thomas B. Swartz(1)
    24.2     Power of Attorney of Dennis R. Konczal(1)
    24.4     Power of Attorney of Stanley C. Brooks(1)
    24.7     Power of Attorney of Richard J. Wrensen(5)


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


     (b)  Reports on Form 8-K.
          --------------------

          Form 8-K was filed on:

          o February 2, 2007 due to the press release of February 2, 2007 regarding the Shareholder letter.
          o April 5, 2007 due to the press release of April 2, 2007 announcing the fourth quarter and twelve months period ending 2006 financial results.
          o April 9, 2007 due to the press release of April 5, 2007 announcing the appointment of a new director.
          o May 7, 2007 due to the press release of May 3, 2007 regarding the Shareholder letter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated:    May 10, 2007

                             /s/  Richard J. Wrensen
                             ------------------------
                             Richard J. Wrensen
                             President and Chief Executive Officer

                                  CERTIFICATION

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                              OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J Wrensen, Chief Executive Officer and President of the Company, and I, Andrea Barney, Principal Accounting Officer and Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:        May 10, 2007

                                  /s/ Richard J. Wrensen
                                  ----------------------
                                  Richard J. Wrensen
                                  President and Chief Executive Officer


                                  /s/ Andrea Barney
                                  -----------------
                                  Andrea Barney
                                  Principal Accounting Officer and Controller

                                  CERTIFICATION
               OF FORM 10Q OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                          PERIOD ENDING MARCH 31, 2007

Under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

The undersigned each individually certifies that:

1. I have reviewed this Form 10-QSB, dated May 10, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust:

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

Dated:        May 10, 2007
                                     /s/ Richard J. Wrensen
                                     ----------------------
                                     Richard J. Wrensen
                                     President and Chief Executive Officer


                                     /s/ Andrea Barney
                                     -----------------
                                     Andrea Barney
                                     Principal Accounting Officer and Controller