Form 10QSB
period 2007-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2007-08-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2007

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

                                 (415) 288-9595
                                 --------------
                           (Issuer's telephone number)

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

                                                        Yes [X] No [_]

As of July 20, 2007, the issuer's common shares closed at $7.92 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $2,217,600. At that date approximately 381,000 common shares were outstanding of which 280,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format.          Yes [_] No [X]

                                TABLE OF CONTENTS



PART I

     ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS                        3-5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              6-10

     ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS                   11-15

     ITEM 3   CONTROLS AND PROCEDURES                                   16


PART II

     OTHER INFORMATION                                               16-17
     SIGNATURES                                                         18

     CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT                   19

     CERTIFICATION OF FORM 10-QSB                                    20-21

PART I
ITEM 1.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets

                                                                    June 30,      December 31,
                                                                      2007            2006
                                                                 -------------    ------------
                                                                  (Unaudited)
                                                                  ------------
ASSETS

Cash and cash equivalents                                         $    559,584    $    599,943
Restricted cash                                                         13,214         123,037
Marketable securities                                                   89,718             899
Accounts receivable                                                    880,969       1,000,937
Allowance for doubtful accounts                                       (230,000)       (230,000)
Notes receivable:
   Mortgage notes receivable                                        12,381,922      17,121,939
   Allowance for loan losses                                          (672,309)       (782,309)
                                                                  ------------    ------------
      Net notes receivable                                          11,709,613      16,339,630
Real estate owned                                                    1,849,221         245,000
Origination costs, net                                                  62,190         124,654
                                                                  ------------    ------------

Total assets                                                      $ 14,934,509    $ 18,204,100
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Mortgage note holdbacks                                      $     13,214    $    123,037
     Bank loans payable                                              3,930,068       6,767,821
     Other liabilities                                                 110,142         159,016
                                                                  ------------    ------------
Total liabilities                                                    4,053,424       7,049,874

Stockholders' equity
   Preferred stock, $.01 par value;1,600,000 shares authorized;          2,138           2,138
       213,820 shares issued and outstanding at June 30, 2007
       and December 31, 2006
   Additional paid in capital - preferred stock                      5,509,728       5,509,728
Less treasury stock: 16,919 and 16,919 preferred shares at
       June 30, 2007 and December 31, 2006 at cost                    (229,179)       (229,179)

   Common stock, $.01 par value; 2,000,000 shares authorized;            5,001           5,001
       500,032 shares issued and outstanding at June 30, 2007
       and December 31, 2006
   Additional paid in capital - common stock                         9,394,576       9,394,576
Less treasury stock: 119,500 and 119,500 common shares at
       June 30, 2007 and December 31, 2006 at cost                  (1,699,771)     (1,699,771)
   Accumulated other comprehensive income                                  (44)            137
Accumulated deficit                                                 (2,101,364)     (1,828,404)
                                                                  ------------    ------------

Total stockholders' equity                                          10,881,085      11,154,226
                                                                  ------------    ------------

Total liabilities and stockholders' equity                        $ 14,934,509    $ 18,204,100
                                                                  ============    ============

          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations


                                                        Three Months Ended            Six Months Ended
                                                             June 30                       June 30
                                                       2007           2006           2007           2006
                                                       -----          -----          -----          ----
REVENUES                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    -----------    -----------    -----------    -----------
   Interest income                                  $   304,901    $   596,403    $   643,683    $ 1,232,677
   Loan origination income                                   --         58,796             --        190,474
   Service release premium                                   --            653             --         85,797
   Other income                                           4,344            702          6,598          8,013
                                                    -----------    -----------    -----------    -----------
       Total revenues                                   309,245        656,554        650,281      1,516,961

EXPENSES
   Loan servicing fees to related parties                 8,350        101,288         15,500        240,790
   Management fees to related parties                        --         51,114             --        132,470
   Interest expense on loans                             73,286        267,655        184,968        567,038
   Interest expense on loans from related parties            --          8,001             --         38,403
   Commission expense                                     1,011             --          1,011             --
   Loan origination costs                                36,962          2,273         62,465         70,754
   Provision for loan losses                            118,000         12,373        221,649         32,373
   Wages and salaries                                   105,113             --        204,759        152,643
   Taxes                                                  9,978          5,427         19,153         10,402
   Amortization                                              --          5,550             --          5,550
   General and administrative                            82,853        171,667        200,898        328,360
                                                    -----------    -----------    -----------    -----------
         Total expenses                                 435,553        625,348        910,403      1,578,783
                                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS               (126,308)        31,206       (260,122)       (61,822)
   Operating expenses of real estate owned                   --        (27,746)            --        (72,360)
   Gain (loss) on real estate owned                          --             --         (3,182)      (239,850)
   Gain (loss) on securities transactions                (9,656)            --         (9,656)            --
                                                    -----------    -----------    -----------    -----------
         Total gain (loss) from other items              (9,656)       (27,746)       (12,838)      (312,210)
                                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                   $  (135,964)   $     3,460    $  (272,960)   $  (374,032)
                                                    ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                          --             --             --             --
                                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON               $  (135,964)   $     3,460    $  (272,960)   $  (374,032)
                                                    ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE                     $     (0.36)   $      0.01    $     (0.72)   $     (0.98)
                                                    ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                   $     (0.36)   $      0.01    $     (0.72)   $     (0.98)
                                                    ===========    ===========    ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                  $        --    $        --    $        --    $        --
                                                    ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                     $        --    $        --    $        --    $        --
                                                    ===========    ===========    ===========    ===========

BASIC COMMON SHARES                                     380,532        380,532        380,532        382,374
                                                    ===========    ===========    ===========    ===========

DILUTED COMMON SHARES                                   380,532        380,532        380,532        382,374
                                                    ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows


                                                                            Six Months Ended
                                                                                June 30
                                                                         2007            2006
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                            $  (272,960)   $  (374,032)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Provision for loan losses                                             121,649        (85,000)
    Loss on real estate owned                                                  --        239,850
    Sale of (investment in) marketable securities, trading                (89,000)
    (Increase) decrease in accounts receivable                           (211,681)      (104,763)
    (Increase) in other assets                                                 --         81,467
    Change in due to / due from related party                                  --       (324,616)
    Increase (decrease) in other liabilities                              (48,874)        63,403
                                                                      -----------    -----------
      Net cash (used in) operating activities                            (400,866)      (503,691)

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of (investment in) marketable securities, available for sale            --         (3,574)
  (Increase) decrease in origination costs                                 62,464         40,473
  (Increase) decrease in warehousing facilities                                --     (1,858,900)
  (Increase) decrease in net real estate owned                            234,868             --
  (Increase) decrease in net mortgage notes receivable                  2,900,928      4,938,356
                                                                      -----------    -----------
    Net cash provided by investing activities                           3,198,260      3,116,355

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of bank loans                                               (2,837,753)    (3,008,667)
  Purchase of treasury stock                                                   --       (154,227)
  Preferred dividends paid                                                     --             --
  Common dividends paid                                                        --             --
                                                                      -----------    -----------
    Net cash (used in) financing activities                            (2,837,753)    (3,162,894)
                                                                      -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (40,359)      (550,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          599,943      1,626,247
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   559,584    $ 1,076,017
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                             $   200,721    $   278,623
                                                                      ===========    ===========
   Cash paid for taxes                                                $       159    $    78,125
                                                                      ===========    ===========

NON-CASH INVESTING ACTIVITIES
   Foreclosure                                                        $ 1,839,089    $        --
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Organization

     References to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), a Delaware corporation, and Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was formed December 12, 1995 as a mortgage investment trust, which invests primarily in loans secured by deeds of trust on one-to-four unit residential properties as the loan's primary collateral. On April 11, 1997, the Trust formed a non-qualified REIT subsidiary, CAFC, to conduct a mortgage banking business. The Trust owns all of CAFC's common and preferred shares. As of June 30, 2007 and December 31, 2006, the Trust and CAFC are consolidated in the Company's financial statements.

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

     Basis of presentation.   The financial information herein is unaudited;
     however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ending December 31, 2006.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


2.   Summary of significant accounting policies and nature of operations
     (continued)

     Stock options.   During the six months ended June 30, 2006 and 2007 no
     option awards were issued. Therefore, there was no disclosure necessary pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

     Reclassifications. Certain 2006 amounts may have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

     Recent accounting pronouncements. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.   Mortgage notes receivable

     Reconciliation of the mortgage notes receivable balances follows:

                                        Six months ended  Twelve months ended
                                           June 30, 2007    December 31, 2006
                                            ------------    -----------------
     Balance, beginning of period           $ 17,121,939    $      26,443,616
     Additions during period:
         Originations                                 --           21,542,427
     Deductions during period:
         Collections of principal                (25,923)            (120,010)
         Repayments                           (2,875,005)         (11,223,490)
         Sales                                        --          (19,220,604)
         Foreclosures, net of reserve         (1,839,089)            (300,000)
         Write off of uncollectible loans             --                   --
                                            ------------    -----------------
     Balance, end of period                 $ 12,381,922    $      17,121,939
                                            ============    =================

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of June 30, 2007, the Trust has REO for sale of approximately $1,849,221 and approximately 30% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans declined to approximately 51% of total shareholder equity and approximately 99% of common shareholder equity.

4.   Allowance for loan losses

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $672,309 and $782,309 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of June 30, 2007 and December 31, 2006, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                             Six months ended   Twelve months ended
                                                               June 30, 2007     December 31, 2006
                                                                ---------         ----------------
     Provision for loan losses
         as reported on consolidated statements of operations   $ 221,649             $ 522,840
     CAFC consolidation adjustments                                    --              (102,398)
     Write-off of uncollectible loans (net)                      (331,649)              (28,133)
                                                                ---------             ---------
     Total adjustments to allowance                              (110,000)              392,309
     Balance, beginning of year                                 $ 782,309             $ 390,000
                                                                ---------             ---------
     Balance, end of year                                       $ 672,309             $ 782,309
                                                                =========             =========

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


5.   Real estate owned

     As of December 31, 2006, the Company owned one property. During the six months ended June 30, 2006, the Company foreclosed on two properties and sold one. As of June 30, 2007, the Trust owned two properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                          Six months ended   Twelve months ended
                                                           June 30, 2007      December 31, 2006
                                                            -----------          -----------
     Balance, beginning of period                           $   245,000          $ 1,978,350
     Additions
     Foreclosed mortgage notes, net of reserve (non-cash)     1,858,593              300,000
     Assumption of senior debt                                       --                   --
     Repayment of senior debt                                        --             (962,127)
     Writedown on REO                                           (12,554)
     Gain (loss) on sale (non-cash)                                  --             (165,031)
                                                            -----------          -----------
                                                              2,091,039            1,151,192
     Less: Proceeds from sale of real estate owned
     (net of closing costs )                                   (241,818)            (906,192)
                                                            -----------          -----------
     Balance, end of period                                 $ 1,849,221          $   245,000
                                                            ===========          ===========

6.   Related party transactions

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

     During 2006, the Former Manager received a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. As of June 30, 2006, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio.
      The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and six month period ended June 30, 2006, the Trust expensed loan origination and servicing fees of $101,288 and $240,790, respectively.

     During 2006, the Former Manager received a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The Trust paid the Former Manager $51,114 and $132,470 in management fees for the three and six month period ended June 30, 2006, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     During 2006, the Former Manager received a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Former Manager $1,500 and $2,500 in REO management fees for the three and six month period ended June 30, 2006, respectively. Within the financial statements, 2006's REO management fees are included in the Management fees to related parties.

     Effective January 1, 2007, the Trust engaged the Former Manager to continue to servicing its mortgage loans and REO. CAAI is paid $50 per month per loan file for loan servicing and $500 per month per REO. The Trust paid $5,100 and $10,750 in loan servicing fees and $3,250 and $4,750 in REO coordination fees for the three and six months ended June 30, 2007, respectively. Within the 2007 financial statements loan servicing and REO coordination fees are included in loan servicing fees to related parties.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



6.   Related party transactions (continued)

     During 2006, the Former Manager received an administrative fee up to 25 basis points on mortgages funded for the benefit of the Trust. The Trust expensed $28,220 for this cost as of June 30, 2006. These fees are reported as part of the management fees.

     On occasion, the Company and its former affiliates had related receivables and payables arising from ordinary business transactions. As of June 30, 2007 and December 31, 2006, the Company had a net payable of $0 and $0 from the Former Manager and a net payable of $0 and $0 from Calliance Realty Fund, LLC, respectively.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)




8.   Earnings per share

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006:

                                                       Three months ended        Six months ended
                                                       ------------------        -----------------
                                                       2007          2006        2007         2006
                                                    ---------    ---------    ---------    ---------
     Numerator:
     Net income (loss)                              ($135,964)   $   3,460    ($272,960)   $(374,032)

     Preferred dividends                                   --           --           --           --
                                                    ---------    ---------    ---------    ---------
     Numerator for basic and diluted earnings per
     share income (loss) available to common
     stockholders                                   ($135,964)   $   3,460    ($272,960)   $(374,032)
                                                    =========    =========    =========    =========
     Denominator:
         Basic weighted average shares                380,532      380,532      380,532      382,374

         Dilutive effect of options                        --           --           --           --
                                                    ---------    ---------    ---------    ---------
         Diluted weighted average shares              380,532      380,532      380,532      382,374
                                                    =========    =========    =========    =========

     Basic earnings per common share                $   (0.36)   $    0.01    $   (0.72)   $   (0.98)
                                                    =========    =========    =========    =========
     Diluted earnings per common share              $   (0.36)   $    0.01    $   (0.72)   $   (0.98)
                                                    =========    =========    =========    =========





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

The first six months of 2007 brought tumultuous changes to the alternative/non-conforming residential mortgage industry. Many companies, both larger and better capitalized than the Trust suffered insolvency, announced significant workforce reductions, delayed earnings reports and experienced precipitous drops in their share price. The most unfortunate companies have sought bankruptcy protection. Trends which precipitated these changes included increasing residential mortgage delinquencies, loan foreclosures and the sudden withdrawal of investor interest in alternative/non-conforming residential mortgage securities and residential whole loans.

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

As of January 1, 2007, the Trust had foreclosed real estate owned ("REO") of $245,000 and approximately 33% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 55% of total shareholder equity and approximately 104% of common shareholder equity. As of June 30, 2007, the Trust has REO for sale of approximately $1,849,221 and approximately 30% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans declined to approximately 51% of total shareholder equity and approximately 99% of common shareholder equity.

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

Operating Strategy.
-------------------
As a portfolio lender, the Company has invested in California non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. Historically, the Trust has limited its mortgage investment to a cumulative loan to value ratio ("CLTV") that does not exceed 75% of the underlying collateral. Prospectively, the Company will consider expanding its investment policy to other REIT permissible assets.

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

Loan Servicing.   Mortgage loan servicing consists of collecting payments from borrowers, making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unresolved defaults and performing other administrative duties. The Company does not acquire or maintain a loan's servicing rights, unless the mortgage loan is owned by the Company. Although the Former Manager was terminated from management responsibility, loan servicing is outsourced to the Former Manager. All or a portion of the aforementioned servicing responsibilities contracted to the Former Manager, may be subcontracted by the Former Manager. The Former Manager is paid $50 per month per loan file for Loan Servicing and $500 per month per REO. The Loan Servicing Agreement is cancelable with 30 days notice prior to the end of a calendar quarter.

Commitments and Contingencies.     As of June 30, 2007, the Company's loan
portfolio included 33 loans totaling $12,381,922 of which eight loans totaling $3,774,075 representing 30% of the loan portfolio were delinquent over two payments. In assessing the collectibility of the loan portfolio, management has established a loan loss reserve of $672,309.

As of December 31, 2006, the Company's loan portfolio included 39 loans totaling $17,121,939 of which 12 loans totaling $5,874,559 representing 34% of the loan portfolio were delinquent over two payments. In assessing the collectibility of the loan portfolio, management has established a loan loss reserve of $782,309.

The Trust may issue loan commitments on a conditional basis and generally funds such loans upon removal of any conditions. The Trust did not have any commitments to fund loans as of June 30, 2007 and 2006, respectively.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During the first quarter of 2006, two loans for $2,500,000 were sold to Lehman Bothers Bank pursuant to this guarantee. No other loans were sold to Lehman Brothers Bank pursuant to this guarantee.

As of June 30, 2007, the following table summarizes the Company's outstanding repayment obligations:

                                                   Amount of Commitment Expiration Per Period
       Maximum Other                   Total       -------------------------------------------
Commercial Commitments (a)            Amounts       Less than      1 - 3      4 - 5    After 5
    as of June 30, 2007              Committed       1 year        years      years     years
------------------------------      -----------    ---------   ------------  -------  -------
Lines of Credit (b)                  $3,930,068         0       $3,930,068     0         0
Standby Repurchase Obligations           0              0            0         0         0
Total Commercial Commitments         $3,930,068         0       $3,930,068     0         0


(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of June 30, 2007 due in 1-3 years were $3,930,068.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three and six months ended June 30, 2007 and 2006. Revenues for the three months ended June 30, 2007 decreased to $309,245 as compared to $656,554 for the same period in the prior year. The decrease in revenue, during the second three months of 2007 was due to decreases in interest income of $291,502 and in loan origination income of $58,796.

Expenses for the three months ended June 30, 2007 decreased to $435,553 as compared to $625,348 for the same period in the prior year. The decrease in expenses during the second three months of 2007 was primarily due to the transition to self management which resulted in a net decrease of $144,052 in servicing and management fees and from a decrease in interest expenses of $194,369. The provision for loan losses was increased $105,627 during this three month period.

Revenues for the six months ended June 30 2007 decreased to $650,281 as compared to $1,516,961 for the same period in the prior year. The decrease in revenue during the first six months of 2007 was due to decreases in interest income of $588,994 loan origination income of $190,474 and service release premium of $85,797.

Expenses for the six months ended June 30, 2007 decreased to $910,403 as compared to $1,578,783 for the same period in the prior year. The decrease in expenses during the first six months of 2007 was primarily due to decreases in interest expenses of $382,070, loan servicing and management fees of $357,760 and general and administrative expenses of $127,462. The provision for loan losses was increased $189,276 over this six month period.


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

Six months ended June 30, 2007 and 2006.   As of January 1, 2007 and 2006, the
Trust had $599,943 and $1,626,247 of cash and cash equivalents, respectively. During the six month period ended June 30, 2007, cash and cash equivalents decreased by $40,359. During the six month period ended June 30, 2006, cash and cash equivalents decreased by $550,230. As of June 30, 2007 and 2006, cash and cash equivalents were $559,584 and $1,076,017, respectively.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the six months ended June 30, 2007 and 2006 was $400,866 and $503,691, respectively. During the first six months of 2007, net loss used $272,960, an increase in accounts receivable used $211,681, and the provision for loan losses provided $221,649. During the first six months of 2006, net loss used $374,032, a change in due to related parties used $324,616 and a loss on real estate owned provided $239,850.

Net cash provided by investing activities for the six months ended June 30, 2007 and 2006 was $3,198,260 and $3,116,355, respectively. During the first six months of 2007, a net decrease in mortgage notes receivable provided $2,900,928. During the first six months of 2006, a net decrease in mortgage notes receivable provided $4,938,356.

Net cash used in financing activities during the six months ended June 30, 2007 and 2006 was $2,837,753 and $3,162,894, respectively. During the first six months of 2007, net payments of bank loans used cash of $2,837,753. During the first six months of 2006, net payments of bank loans used cash of $3,008,667 while treasury stock purchases reduced cash by $154,227.

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

On account of the relatively short adjusted weighted average maturity of the Company's portfolio loans (23 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDING

The Trust is involved in three legal proceedings as of June 30, 2007.

CAFC was named as defendant in a case filed in the Superior Court, Alameda County, State of California on December 7, 2004. Plaintiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two amended complaints have been filed in addition to the initial one. The Plaintiff represents himself in one complaint and is represented by Counsel in the other.

Settlement of the first complaint allowed CAFC to foreclose on the primary collateral and the borrowing was paid in full. Plaintiff, upon the Court's insistence, obtained counsel for the second complaint, which is pending. The Company believes the Plaintiff's action is without merit.

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

On March 29, 2007, the Company was served a summons alleging that the Company intentionally interfered with the sale of real property by failing to provide timely payoff information to consummate the sale and thereby caused Plaintiff to lose the economic benefits of a sale. The Company believes the Plaintiff's action is without merit and will vigorously defend itself.

ITEM 2     CHANGES IN SECURITIES

       No common shares and preferred shares were purchased for treasury stock during the six month period ended June 30, 2007.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None

ITEM 5     OTHER INFORMATION

       None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No
----------
     3.1  Charter Certificate of Incorporation and Amendment No. 1(1)
     3.2  Bylaws of the Registrant(1)
     3.3  Certificate of Amendment of Certificate of Incorporation(4)
     4.1  Form of Stock Certificate of Common Shares of the Registrant(2)
     10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1) (terminated December 29, 2006)
     10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
     10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1) (terminated December 29, 2006)
     23.4 Consent of Landels Ripley & Diamond, LLP(4)
     24.1 Power of Attorney of Thomas B. Swartz(1)
     24.2 Power of Attorney of Dennis R. Konczal(1)
     24.4 Power of Attorney of Stanley C. Brooks(1)
     24.7 Power of Attorney of Richard J. Wrensen(5)

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


(b)  Reports on Form 8-K.

     Form 8-K was filed on:

          o May 7, 2007 due to the press release of May 3, 2007 regarding the Shareholder letter.
          o May 21, 2007 due to the press release of May 21, 2007 regarding earnings for the first quarter of 2007.
          o May 25, 2007 due to the press release of May 25, 2007 regarding the announcement of a new independent director.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                                         A Real Estate Investment Trust


Dated: August 13, 2007

                                       /s/  Richard J. Wrensen
                                       ------------------------
                                       Richard J. Wrensen
                                       President and Chief Executive Officer

                                  CERTIFICATION

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J Wrensen, Chief Executive Officer and President of the Company, and I, Andrea Barney, Principal Accounting Officer and Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  August 13, 2007

                                   /s/ Richard J. Wrensen
                                   ----------------------
                                   Richard J. Wrensen
                                   President and Chief Executive Officer


                                   /s/ Andrea Barney
                                   -----------------
                                   Andrea Barney
                                   Principal Accounting Officer and Controller

                                  CERTIFICATION
              OF FORM 10-QSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                           PERIOD ENDING JUNE 30, 2007

I, Richard J. Wrensen, certify that:

1. I have reviewed this Form 10-QSB, dated August 10, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
     c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls internal control over financial reporting.

Dated:        August 13, 2007


/s/ Richard J. Wrensen
----------------------
Richard J. Wrensen
President and Chief Executive Officer

                                  CERTIFICATION
              OF FORM 10-QSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                           PERIOD ENDING JUNE 30, 2007

I, Andrea Barney, certify that:

1. I have reviewed this Form 10-QSB, dated August 10, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
     c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls internal control over financial reporting.

Dated:        August 13, 2007


 /s/ Andrea Barney
 -----------------
 Andrea Barney
 Principal Accounting Officer and Controller