Form 10QSB/A
period 2007-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2007-08-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

Explanatory note:

This Amendment No. 1 to the Form 10-QSB for the period ended 6/30/2007 is being filed to correct a typographical error on a single line item in the Consolidated Statements of Cash Flows.

The change does not affect any summary line items or disclosures reported in the Form 10-QSB filed previously.







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


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows


                                                                            Six Months Ended
                                                                                June 30
                                                                         2007            2006
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                            $  (272,960)   $  (374,032)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Provision for loan losses                                             221,649        (85,000)
    Loss on real estate owned                                                  --        239,850
    Sale of (investment in) marketable securities, trading                (89,000)
    (Increase) decrease in accounts receivable                           (211,681)      (104,763)
    (Increase) in other assets                                                 --         81,467
    Change in due to / due from related party                                  --       (324,616)
    Increase (decrease) in other liabilities                              (48,874)        63,403
                                                                      -----------    -----------
      Net cash (used in) operating activities                            (400,866)      (503,691)

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of (investment in) marketable securities, available for sale            --         (3,574)
  (Increase) decrease in origination costs                                 62,464         40,473
  (Increase) decrease in warehousing facilities                                --     (1,858,900)
  (Increase) decrease in net real estate owned                            234,868             --
  (Increase) decrease in net mortgage notes receivable                  2,900,928      4,938,356
                                                                      -----------    -----------
    Net cash provided by investing activities                           3,198,260      3,116,355

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of bank loans                                               (2,837,753)    (3,008,667)
  Purchase of treasury stock                                                   --       (154,227)
  Preferred dividends paid                                                     --             --
  Common dividends paid                                                        --             --
                                                                      -----------    -----------
    Net cash (used in) financing activities                            (2,837,753)    (3,162,894)
                                                                      -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (40,359)      (550,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          599,943      1,626,247
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   559,584    $ 1,076,017
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                             $   200,721    $   278,623
                                                                      ===========    ===========
   Cash paid for taxes                                                $       159    $    78,125
                                                                      ===========    ===========

NON-CASH INVESTING ACTIVITIES
   Foreclosure                                                        $ 1,839,089    $        --
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