Form 10QSB
period 2007-09-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2007-11-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2007

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

                                                        Yes [X] No [_]

As of October 8, 2007, the issuer's common shares closed at $6.60 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $1,848,000. At that date approximately 381,000 common shares were outstanding of which 280,000 common shares were held by non-affiliates.

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

PART I
ITEM 1.

FINANCIAL STATEMENTS

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets

                                                                         September 30,   December 31,
                                                                             2007            2006
                                                                         (Unaudited)
                                                                         ------------    ------------
ASSETS
    Cash and cash equivalents                                            $  1,331,889    $    599,943
    Restricted cash                                                            13,214         123,037
    Marketable securities                                                      79,796             899
    Accounts receivable                                                       931,379       1,000,937
    Allowance for doubtful accounts                                          (400,000)       (230,000)
    Notes receivable:
       Mortgage notes receivable                                           11,157,783      17,121,939
       Allowance for loan losses                                           (1,070,000)       (782,309)
                                                                         ------------    ------------
          Net notes receivable                                             10,087,783      16,339,630
    Real estate owned                                                       1,839,825         245,000
    Origination costs, net                                                     41,250         124,654
                                                                         ------------    ------------

    Total assets                                                         $ 13,925,136    $ 18,204,100
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                         $     13,214    $    123,037
         Bank loans payable                                                 3,641,915       6,767,821
         Other liabilities                                                    153,530         159,016
                                                                         ------------    ------------
    Total liabilities                                                       3,808,659       7,049,874

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;             2,138           2,138
           213,820 shares issued and outstanding at September 30, 2007 and December 31, 2006
       Additional paid in capital - preferred stock                         5,509,728       5,509,728
    Less treasury stock: 16,919 preferred shares at
           September 30, 2007 and December 31, 2006 at cost                  (229,179)       (229,179)

       Common stock, $.01 par value; 2,000,000 shares authorized;               5,001           5,001
           500,032 shares issued and outstanding at September 30, 2007 and December 31, 2006
       Additional paid in capital - common stock                            9,394,576       9,394,576
    Less treasury stock: 119,500 common shares at
           September 30, 2007 and December 31, 2006 at cost                (1,699,771)     (1,699,771)
       Accumulated other comprehensive income                                    (284)            137
    Accumulated deficit                                                    (2,865,732)     (1,828,404)
                                                                         ------------    ------------

    Total stockholders' equity                                             10,116,477      11,154,226
                                                                         ------------    ------------

    Total liabilities and stockholders' equity                           $ 13,925,136    $ 18,204,100
                                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations


                                                       Three Months Ended            Nine Months Ended
                                                          September 30                  September 30
                                                      2007            2006           2007           2006
                                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                   -----------    -----------    -----------    -----------
REVENUES
  Interest income                                  $   234,390    $   540,367    $   878,073    $ 1,773,044
  Loan origination income                                   --             --             --        190,474
  Service release premium                                   --             --             --         85,797
  Other income                                          18,104            655         24,702          8,668
                                                   -----------    -----------    -----------    -----------
      Total revenues                                   252,494        541,022        902,775      2,057,983

EXPENSES
  Loan servicing fees to related parties                    --         92,220         15,500        333,010
  Management fees to related parties                        --         49,204             --        181,674
  Interest expense on loans                             69,554        247,672        254,522        814,710
  Interest expense on loans from related parties            --             --             --         38,403
  Commission expense                                     8,038             --          9,049             --
  Loan origination costs                                20,939          9,895         83,404         80,649
  Provision for loan losses                            545,545         63,657        767,194         96,030
  Wages and salaries                                   105,121             --        309,880        152,643
  Taxes                                                  9,408         18,193         28,561         28,595
  General and administrative                           256,658        140,276        457,556        474,186
                                                   -----------    -----------    -----------    -----------
        Total expenses                               1,015,263        621,117      1,925,666      2,199,900
                                                   -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (762,769)       (80,095)    (1,022,891)      (141,917)

  Operating expenses of real estate owned                   --             --             --        (72,360)
  Gain (loss) on real estate owned                      (9,396)       100,867        (12,578)      (138,983)
  Gain (loss) on securities transactions                 7,797             --         (1,859)            --
                                                   -----------    -----------    -----------    -----------
        Total gain (loss) from other items              (1,599)       100,867        (14,437)      (211,343)
                                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                  $  (764,368)   $    20,772    $(1,037,328)   $  (353,260)
                                                   ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                         --             --             --             --
                                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON              $  (764,368)   $    20,772    $(1,037,328)   $  (353,260)
                                                   ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE                    $     (2.01)   $      0.05    $     (2.73)   $     (0.93)
                                                   ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                  $     (2.01)   $      0.05    $     (2.73)   $     (0.93)
                                                   ===========    ===========    ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                 $        --    $        --    $        --    $        --
                                                   ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                    $        --    $        --    $        --    $        --
                                                                                                ===========

BASIC COMMON SHARES                                    380,532        380,532        380,532        381,760
                                                   ===========    ===========    ===========    ===========

DILUTED COMMON SHARES                                  380,532        380,532        380,532        381,760
                                                   ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows


                                                                           Nine Months Ended
                                                                             September 30
                                                                         2007             2006
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                            $(1,037,328)   $  (353,260)
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
     Provision for loan losses                                             287,691        (35,000)
     Provision for doubtful accounts                                       170,000             --
     Loss on real estate owned                                                  --             --
     Sale of (investment in) marketable securities, trading                (78,897)            --
     (Increase) decrease in accounts receivable                             69,558        (38,905)
     (Increase) in other assets                                                 --         83,752
     Change in due to / due from related party                                  --       (383,682)
     Increase (decrease) in other liabilities                               (5,486)      (117,141)
                                                                       -----------    -----------
       Net cash (used in) operating activities                            (594,462)      (844,236)

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of (investment in) marketable securities, available for sale          (421)             5
   (Increase) decrease in origination costs                                 83,404         50,735
   (Increase) decrease in warehousing facilities                                --     (5,792,646)
   (Increase) decrease in real estate owned                             (1,594,825)     1,678,350
   (Increase) decrease in mortgage notes receivable                      5,964,156      8,896,973
   Increase (decrease) in mortgage payable                                      --       (962,127)
                                                                       -----------    -----------
     Net cash provided by investing activities                           4,452,314      3,871,290

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of bank loans                                               (3,125,906)    (4,246,783)
   Purchase of treasury stock                                                   --       (154,227)
   Preferred dividends paid                                                     --             --
   Common dividends paid                                                        --             --
                                                                       -----------    -----------
     Net cash (used in) financing activities                            (3,125,906)    (4,401,010)
                                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  731,946     (1,373,956)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           599,943      1,626,247
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,331,889    $   252,291
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                              $   272,212    $   403,570
                                                                       ===========    ===========
   Cash paid for taxes                                                 $        48    $    83,435
                                                                       ===========    ===========

NON-CASH INVESTING ACTIVITIES
   Foreclosure                                                         $ 1,839,089    $        --
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

     Basis of presentation. The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ending December 31, 2006.

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

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


2.   Summary of significant accounting policies and nature of operations
     (continued)

     Stock options. During the nine months ended September 30, 2006 and 2007 no option awards were issued. Therefore, there was no disclosure necessary pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

     Reclassifications.    Certain 2006 amounts may have been reclassified to
     conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

     Recent accounting pronouncements.    In September 2006, the FASB issued
     SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The pronouncement serves to clarify the extent to which company's measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS No. 157 is to be applied whenever another standard requires or allows assets or liabilities to be measured at fair value. The pronouncement is effective January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.   Mortgage notes receivable

     Reconciliation of the mortgage notes receivable balances follows:

                                                   Nine         Twelve
                                                  months        months
                                                  ended         ended
                                              September 30,  December 31,
                                                   2007          2006
                                              ------------    ------------
     Balance, beginning of period             $ 17,121,939    $ 26,443,616
     Additions during period:
         Originations                                   --      21,542,427
     Deductions during period:
         Collections of principal                  (41,330)       (120,010)
         Repayments                             (3,949,088)    (11,223,490)
         Sales                                          --     (19,220,604)
         Foreclosures, net of reserve           (1,839,825)       (300,000)
         Write off of uncollectible loans         (134,513)             --
                                              ------------    ------------
     Balance, end of period                   $ 11,157,783    $ 17,121,939
                                              ============    ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of September 30, 2007, the Trust has REO for sale of approximately $1,839,825 and approximately 36% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans increased to approximately 56% of total shareholder equity and approximately 110% of common shareholder equity.

4.   Allowance for loan losses

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $1,070,000 and $782,309 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of September 30, 2007 and December 31, 2006, respectively. Actual losses may differ from the estimate.

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



4.   Allowance for loan losses (continued)

     A reconciliation of the allowance for loan losses follows:

                                                                     Nine         Twelve
                                                                    months        months
                                                                    ended         ended
                                                                September 30,  December 31,
                                                                     2007          2006
                                                                -----------    -----------
     Provision for loan losses
         as reported on consolidated statements of operations   $   767,194    $   522,840
     CAFC consolidation adjustments                                      --       (102,398)
     Write-off of uncollectible loans (net)                        (479,503)       (28,133)
                                                                -----------    -----------
     Total adjustments to allowance                                 287,691        392,309
     Balance, beginning of year                                 $   782,309    $   390,000
                                                                -----------    -----------
     Balance, end of year                                       $ 1,070,000    $   782,309
                                                                ===========    ===========

5.   Real estate owned

     As of December 31, 2006, the Company owned one property. During the nine months ended September 30, 2007, the Company foreclosed on three properties and sold one. As of September 30, 2007, the Trust owned three properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                 Nine         Twelve
                                                                months        months
                                                                ended         ended
                                                            September 30,  December 31,
                                                                 2007          2006
                                                            -----------    -----------
     Balance, beginning of period                           $   245,000    $ 1,978,350
     Additions
     Foreclosed mortgage notes, net of reserve (non-cash)     1,858,593        300,000
     Assumption of senior debt                                       --             --
     Repayment of senior debt                                        --       (962,127)
     Writedown on REO                                           (21,949)
     Gain (loss) on sale (non-cash)                                  --       (165,031)
                                                            -----------    -----------
                                                              2,081,644      1,151,192
     Less: Proceeds from sale of real estate owned
     (net of closing costs )                                   (241,818)      (906,192)
                                                            -----------    -----------
     Balance, end of period                                 $ 1,839,825    $   245,000
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

     During 2006, the Former Manager received a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also includes reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Company. The Trust paid the Former Manager $51,009 and $183,479 in management fees for the three and nine month period ended September 30, 2006, respectively. Within the financial statements, the management fees are included in the Management fees to related parties.

     During 2006, the Former Manager received a REO management fee for managing and servicing the properties that the Company has obtained through foreclosure of mortgage notes held. The fee for these services is $500 per month for each property. The Trust paid the Former Manager $1,500 and $4,500 in REO management fees for the three and nine

                          CAPITAL ALLIANCE INCOME TRUST
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



6.   Related party transactions (continued)

     month period ended September 30, 2006, respectively. Within the financial statements, 2006's REO management fees are included in the Management fees to related parties.

     During 2006, the Former Manager received a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. As of September 30, 2006, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing. For the three and nine month period ended September 30, 2006, the Trust expensed loan origination and servicing fees of $92,220 and $154,491, respectively.

     Effective January 1, 2007, the Trust engaged the Former Manager to continue to servicing its mortgage loans and REO. The Former Manager was paid $50 per month per loan file for loan servicing and $500 per month per REO. The Former Manager terminated this contract effective June 30, 2007. Prior to the termination of this contract, the Trust engaged a third party to provide loan servicing effective July 1, 2007. The Trust paid $0 and $10,750 in loan servicing fees and $0 and $4,750 in REO coordination fees for the three and nine months ended September 30, 2007, respectively. Within the 2007 financial statements loan servicing and REO coordination fees are included in loan servicing fees to related parties.

     During 2006, the Former Manager received an administrative fee up to 25 basis points on mortgages funded for the benefit of the Trust. The Trust expensed $28,220 for this cost as of September 30, 2006. These fees are reported as part of the management fees.

     On occasion, the Company and its former affiliates had related receivables and payables arising from ordinary business transactions. As of September 30, 2007 and December 31, 2006, the Company had a net payable of $0 and $0 from the Former Manager and a net payable of $0 and $0 from Calliance Realty Fund, LLC, respectively.

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

8.   Earnings per share

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006:

                                                         Three months ended           Nine months ended
                                                         ------------------           -----------------
                                                        2007           2006          2007            2006
                                                    -----------    -----------   -----------    -----------
     Numerator:
     Net income (loss)                              $  (764,368)   $    20,772   $(1,037,328)   $  (353,260)

     Preferred dividends                                     --             --            --             --
                                                    -----------    -----------   -----------    -----------
     Numerator for basic and diluted earnings per
     share income (loss) available to common
     stockholders                                   $  (764,368)   $    20,772   $(1,037,328)   $  (353,260)
                                                    ===========    ===========   ===========    ===========
     Denominator:
         Basic weighted average shares                  380,532        380,532       380,532        381,760
         Dilutive effect of options                          --             --            --             --
                                                    -----------    -----------   -----------    -----------
         Diluted weighted average shares                380,532        380,532       380,532        381,760
                                                    ===========    ===========   ===========    ===========
     Basic earnings per common share                $     (2.01)   $      0.05   $     (2.73)   $     (0.93)
                                                    ===========    ===========   ===========    ===========
     Diluted earnings per common share              $     (2.01)   $      0.05   $     (2.73)   $     (0.93)
                                                    ===========    ===========   ===========    ===========





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

The Company's financial statements are the Consolidation of the Trust and CAFC. During the first quarter of 2006, the Trust announced its intent to suspend mortgage loan originations by CAFC and to monetize CAFC's loan inventory. By year end 2006, any loans not sold into the secondary mortgage market were transferred to the Trust. Since the second quarter of 2006, CAFC has not conducted mortgage banking operations, but has maintained its licensing and continues to selectively renew and modify existing portfolio loans. During the second quarter of 2007 CAFC changed its Delaware incorporated name to Wrencap Funding Corporation. Pursuant to the terminated management agreement with the Former Manager, CAFC was required to relinquish the name "Capital Alliance". The Trust is also required to relinquish the name "Capital Alliance" no later than June 30, 2008.

During the fourth quarter of 2006, the Company's shareholders overwhelmingly voted to terminate the outside management and initiate internal management. On December 29, 2006, the Former Manager's management and advisory contracts were terminated and the Company commenced self-management.

During the nine months ended September 30, 2007 the value of residential mortgages and residential mortgage securities has continued to decline. Many companies, both larger and better capitalized than the Trust have announced significant residential mortgage related losses and experienced precipitous declines in their share price. The most unfortunate companies have sought bankruptcy protection. The circumstances which precipitated these events, increasing rates of residential mortgage delinquency, increasing rates of residential loan foreclosures and the withdrawal of investor interest in residential mortgage securities and residential whole loans, have not abated. Although the Trust's mortgage investments are concentrated in California, the California experience has mirrored the national residential mortgage situation.

The Trust's residential loan portfolio continues to produce unacceptable levels of delinquency and non-performing assets. The mortgage portfolio's delinquency characteristics reduced revenues and adjusted collateral values required additional loan loss expenses (reserves). In response to these problems and to maximize shareholder value, Management continues to focus on efficient asset management as the strategic alternative to non-performing loan sales at depressed valuations. As non-performing assets are monetized, the Company's investment focus will expand to provide a source of future profitability and increased shareholder value.

As of January 1, 2007, the Trust had foreclosed real estate owned ("REO") of $245,000 and approximately 33% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 55% of total shareholder equity and approximately 104% of common shareholder equity. As of September 30, 2007, the Trust has REO for sale of approximately $1,839,825 and approximately 36% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans are approximately 56% of total shareholder equity and approximately 110% of common shareholder equity.

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

Until the Trust's level of REO and non-performing assets are reduced the Trust will struggle to obtain profitability. When the Trust produces pre-NOL taxable income, the Trust's Board of Directors will need to reconcile the opportunity to strengthen the Company's balance sheet and the priority of restoring dividend payments. This issue will require additional review and analysis by the Board of Directors.

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

Loan Origination.    Since the suspension of loans originations by CAFC, the
Former Manager provided whole loans for the Mortgage Investment Business. On December 29, 2006, the Former Manager was terminated. Prospectively, portfolio loans may be acquired from unaffiliated third parties or the Former Manager. The Former Manager and CAFC accounted for 100% of the loans acquired by the Trust in 2006. During 2007 the Trust has not acquired any additional mortgages assets from the Former Manager.

Loan Servicing.    Mortgage loan servicing consists of collecting payments
from borrowers, making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unresolved defaults and performing other administrative duties. The Company does not acquire or maintain a loan's servicing rights, unless the mortgage loan is owned by the Company. Although the Former Manager was terminated from management responsibility, to effect an orderly transition to self management, loan servicing was temporarily outsourced to the Former Manager. The Former Manager was paid $50 per month per loan file for Loan Servicing and $500 per month per REO. The Loan Servicing Agreement was terminated on June 30, 2007. Prior to the termination of this contract, the Trust engaged an independent third party to provide loan servicing effective July 1, 2007.

Commitments and Contingencies.    As of September 30, 2007, the Company's loan
portfolio included 31 loans totaling $11,157,783 of which nine loans totaling $4,073,795 representing 36% of the loan portfolio were delinquent over two payments. In assessing the collectibility of the loan portfolio, management has established a loan loss reserve of $1,070,000.

As of December 31, 2006, the Company's loan portfolio included 39 loans totaling $17,121,939 of which 12 loans totaling $5,874,559 representing 34% of the loan portfolio were delinquent over two payments. In assessing the collectibility of the loan portfolio, management has established a loan loss reserve of $782,309.

The Trust may issue loan commitments on a conditional basis and generally funds such loans upon removal of any conditions. The Trust did not have any commitments to fund loans as of September 30, 2007 and 2006, respectively.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During the first quarter of 2006, two loans for $2,500,000 were sold to Lehman Bothers Bank pursuant to this guarantee. No other loans were sold to Lehman Brothers Bank pursuant to this guarantee.

As of September 30, 2007, the following table summarizes the Company's outstanding repayment obligations:

                                                               Amount of Commitment Expiration Per Period
             Maximum Other                                ------------------------------------------------------
      Commercial Commitments (a)         Total Amounts    Less than     1 - 3 years       4 - 5          After 5
       as of September 30, 2007            Committed       1 year                         years           years
--------------------------------         -------------    ---------    ------------     ---------       --------
Lines of Credit (b)                        $3,641,915         0         $3,641,915          0               0
Standby Repurchase Obligations                 0              0              0              0               0
Total Commercial Commitments               $3,641,915         0         $3,641,915          0               0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of September 30, 2007 due in 1-3 years were $3,641,915.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three and nine months ended September 30, 2007 and 2006. Revenues for the three months ended September 30, 2007 decreased to $252,494 as compared to $541,022 for the same period in the prior year. The decrease in revenue, during the third quarter of 2007 was due to decreases in interest income of $305,977.

Expenses for the three months ended September 30, 2007 increased to $1,015,263 as compared to $621,117 for the same period in the prior year. The increase in expenses during the third quarter of 2007 was primarily due to the increase in the provision for loan losses of $481,888 and the increase in general and administrative expenses of $116,382. The transition to self management resulted in a net decrease of $141,424 in servicing and management fees and interest expenses decreased $178,118 during the three month period.

Revenues for the nine months ended September 30 2007 decreased to $902,775 as compared to $2,057,983 for the same period in the prior year. The decrease in revenue during the first nine months of 2007 was due to decreases in interest income of $894,971, loan origination income of $190,474 and service release premium of $85,797.

Expenses for the nine months ended September 30, 2007 decreased to $1,925,666 as compared to $2,199,900 for the same period in the prior year. The decrease in expenses during the first nine months of 2007 was primarily due to decreases in interest expenses of $560,188 and loan servicing and management fees of $499,184. The provision for loan losses was increased $671,164 over this nine month period.

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

Nine months ended September 30, 2007 and 2006.   As of January 1, 2007 and 2006,
the Trust had $599,943 and $1,626,247 of cash and cash equivalents, respectively. During the nine month period ended September 30, 2007, cash and cash equivalents increased by $731,946. During the nine month period ended September 30, 2006, cash and cash equivalents decreased by $1,373,956. As of September 30, 2007 and 2006, cash and cash equivalents were $1,331,889 and $252,291, respectively.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the months ended September 30, 2007 and 2006 was $594,462 and $884,236, respectively. During the first nine months of 2007, net loss used $1,037,328 while the provision for loan losses provided $287,691 and the provision for doubtful accounts provided $170,000. During the first nine months of 2006, net loss used $353,260, a change in due to related parties used $383,682 and a decrease in other liabilities used $117,141.

Net cash provided by investing activities for the nine months ended September 30, 2007 and 2006 was $4,452,314 and $3,871,290, respectively. During the first nine months of 2007, a net decrease in mortgage notes receivable provided $5,964,156 and an increase in real estate owned used $1,594,825. During the first nine months of 2006, a net decrease in mortgage notes receivable provided $8,896,973 and an increase in warehousing facilities used $5,792,646.

Net cash used in financing activities during the nine months ended September 30, 2007 and 2006 was $3,125,906 and $4,401,010, respectively. During the first nine months of 2007, net payments of bank loans used cash of $3,125,906. During the first nine months of 2006, net payments of bank loans used cash of $4,246,783 while treasury stock purchases reduced cash by $154,227.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk.   Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit risk.

Interest risk.   Interest rate risk is highly sensitive to many factors,
including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the September 30, 2007 and December 31, 2006 balance sheet at the lower of cost or market.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDING

The Trust is involved in three legal proceedings as of September 30, 2007.

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

On March 29, 2007, the Company was served a summons alleging that the Company intentionally interfered with the sale of real property by failing to provide timely payoff information to consummate the sale and thereby caused Plaintiff to lose the economic benefits of a sale. The Plaintiff's action was dismissed.

ITEM 2     CHANGES IN SECURITIES

No common shares and preferred shares were purchased for treasury stock during the nine month period ended September 30, 2007.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5     OTHER INFORMATION

None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.

  3.1     Charter Certificate of Incorporation and Amendment No. 1(1)
  3.2     Bylaws of the Registrant(1)
  3.3     Certificate of Amendment of Certificate of Incorporation(4)
  4.1     Form of Stock Certificate of Common Shares of the Registrant(2)
  10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc.(1) (terminated December 29, 2006)
  10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers(1)
  10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and Capital Alliance Advisors, Inc.(1) (terminated December 29, 2006)
  23.4    Consent of Landels Ripley & Diamond, LLP(4)
  24.1    Power of Attorney of Thomas B. Swartz(1)
  24.2    Power of Attorney of Dennis R. Konczal(1)
  24.7    Power of Attorney of Richard J. Wrensen(5)


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


(b)  Reports on Form 8-K.

     Form 8-K was filed on:

     o August 3, 2007 due to the press release of August 3, 2007 announcing a director's resignation.
     o August 6, 2007 due to the press release of August 3, 2007 regarding earnings for the second quarter of 2007.
     o August 21, 2007 due to the press release of August 17, 2007 regarding operating results for the second quarter of 2007.
     o August 23, 2007 due to the press release of August 20, 2007 announcing a director's resignation.
     o August 27, 2007 due to the Board of Director meeting of August 23, 2007 regarding the election of Alan Jones to the Audit, Nominating and Compensation Committee.
     o August 31, 2007 due to the press release of August 29, 2007 announcing a notice of non-compliance from the American Stock Exchange.
     o September 7, 2007 due to the press release of September 6, 2007 regarding the announcement of a new independent director.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated:  November 13, 2007

                                      /s/  Richard J. Wrensen
                                      -----------------------
                                      Richard J. Wrensen
                                      President and Chief Executive Officer

                                  CERTIFICATION

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J Wrensen, Chief Executive Officer and President of the Company, and I, Andrea Barney, Principal Accounting Officer and Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  November 13, 2007

                               /s/ Richard J. Wrensen
                               ----------------------
                               Richard J. Wrensen
                               President and Chief Executive Officer


                               /s/ Andrea Barney
                               -----------------
                               Andrea Barney
                               Principal Accounting Officer and Controller

                                  CERTIFICATION
              OF FORM 10-QSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                        PERIOD ENDING SEPTEMBER 30, 2007

I, Richard J. Wrensen, certify that:

1. I have reviewed this Form 10-QSB, dated November 13, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust;

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

Dated:        November 13, 2007


/s/ Richard J. Wrensen
----------------------
Richard J. Wrensen
President and Chief Executive Officer

                                  CERTIFICATION
              OF FORM 10-QSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                        PERIOD ENDING SEPTEMBER 30, 2007

I, Andrea Barney, certify that:

1. I have reviewed this Form 10-QSB, dated November 13, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust;

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

Dated:        November 13, 2007


/s/ Andrea Barney
-----------------
Andrea Barney
Principal Accounting Officer and Controller