Form 10KSB/A
period 2006-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2008-01-10
CIK 1021422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB-A
                          Amendment No.1 to Form 10-KSB

(Mark One)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                                     For the fiscal year ended December 31, 2006
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                 94-3240473
-----------------------------------------   ------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)

  100 Pine Street
  Suite 2450
  San Francisco, California                                94111
-----------------------------------------   ------------------------------------
  (Address of principal executive office)                (zip code)

Issuer's telephone number           (415) 288-9595
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the exchange Act).
                                 Yes [ ] No[X]

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

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I ....................................................................................   4

ITEM 1. DESCRIPTION OF BUSINESS ...........................................................   4
   General ................................................................................   4

MORTGAGE INVESTMENT BUSINESS ..............................................................   4
   General ................................................................................   4
   Mortgage Loan Portfolio ................................................................   4
   Financing ..............................................................................   5

MORTGAGE BANKING BUSINESS .................................................................   5
   General ................................................................................   5

HEDGING ...................................................................................   5

SERVICING .................................................................................   5
   Servicing Portfolio ....................................................................   6
   Geographical Distribution ..............................................................   6
   Interest ...............................................................................   6
   Maturity ...............................................................................   6
   Delinquencies ..........................................................................   7

REGULATION ................................................................................   7

STRATEGY AND COMPETITION ..................................................................   7

EMPLOYEES .................................................................................   7

SELECTED FINANCIAL DATA ...................................................................   8

ITEM 2. DESCRIPTION OF PROPERTY ...........................................................   8

ITEM 3. LEGAL PROCEEDINGS .................................................................   8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ...............................   9

PART II ...................................................................................  10

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........................  11

OVERVIEW ..................................................................................  11

CRITICAL ACCOUNTING POLICIES ..............................................................  11
   Operating Strategy .....................................................................  12
   Loan Origination .......................................................................  12
   Loan Servicing .........................................................................  12
   Contingencies and Commitments ..........................................................  13

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005 .....................  13

LIQUIDITY AND CAPITAL RESOURCES ...........................................................  14

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2006 ......................  14

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2005 ......................  14

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .................................  15
   Market Risk ............................................................................  15
   Asset and Liability Management .........................................................  16

ITEM 7. FINANCIAL STATEMENTS ..............................................................  16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES ...............................................................................  18

ITEM 8A. CONTROLS AND PROCEDURES ..........................................................  18

PART III ..................................................................................  18

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT ....................................................  18

DIRECTORS .................................................................................  18

AUDIT COMMITTEE-FINANCIAL EXPERTS .........................................................  19

ITEM 10. EXECUTIVE COMPENSATION ...........................................................  20

COMPENSATION OF OFFICERS ..................................................................  20

COMPENSATION OF DIRECTORS .................................................................  20
   Director Fees ..........................................................................  20
   Committee and Other Meeting Fees .......................................................  20
   Reimbursements .........................................................................  20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS ...............................................................  20
   (a)   Equity Compensation Plan Information .............................................  20
   (b)   Security Ownership of Certain Non-Management or Non-Affiliate Beneficial Owners ..  21
   (c)   Security Ownership of Management .................................................  21
   (d)   Changes in Control ...............................................................  22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................  22
   Arrangements and Transactions with Directors, Officers, Members of the Former Manager and Other Affiliates ...................................................................  22
   Other Business Activities ..............................................................  22

PART IV ...................................................................................  23

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................................  23
   (a)   Exhibits .........................................................................  23
   (b)   Reports on Form 8-K ..............................................................  23
   (c)   Miscellaneous Exhibits ...........................................................  24

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................................  24

SIGNATURES ................................................................................  24

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002 ............................................................  26

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD., .......................  27

CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD., .......................  28

CONSENT OF ROTHSTEIN, KASS & COMPANY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...  29


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

                                         December 31, 2005   December 31, 2006
                                         -----------------   -----------------

Beginning servicing portfolio               $ 19,053,474        $ 19,991,245
Loans added to the servicing portfolio        15,879,353           8,269,966

Loans sold, servicing released and
  principal paydowns (1)                      14,941,582          11,139,272
                                            ------------        ------------

Ending servicing portfolio                  $ 19,991,245        $ 17,121,939
                                            ============        ============

Number of loans serviced                              47                  39
Average loan size                           $    425,346        $    439,024

      (1) Includes normal loan payoffs, prepayments, principal amortization and foreclosures.

Geographical Distribution
-------------------------

      The following table sets forth the geographic distribution of the Trust's Mortgage Investment Business servicing portfolio at the dates presented:

                            December 31, 2005            December 31, 2006
                          --------------------         --------------------
                           Number     $-% of            Number     $-% of
   State                  of loans   Portfolio         of loans   Portfolio
   -------                --------   ---------         --------   ---------

   CA                        45          97%              34         96%
   Other                      2           3%               5          4%
                            ---        ----              ---       ----

   Totals:                   47         100%              39        100%
                            ===        ====              ===       ====

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

                              December 31, 2005            December 31, 2006
                          ------------------------     ------------------------
       Terms                 Amount       $-% of          Amount       $-% of
     of Loans               of loans     Portfolio       of loans     Portfolio
   ------------           ------------   ---------     ------------   ---------

   0-12 months               4,055,780       20%          6,838,011       40%
   13-24 months              5,286,537       26%          2,164,381       13%
   25-36 months              3,579,435       18%          1,347,685        8%
   37-48 months              1,389,308        7%          1,570,024        9%
   Over 48                   5,680,185       28%          5,201,838       30%
                          ------------     ----        ------------     ----

      Totals:             $ 19,991,245      100%       $ 17,121,939      100%
                          ============     ====        ============     ====

Delinquencies
-------------

      The following table shows the Trust's Mortgage Investment Business delinquency statistics for its servicing portfolio at the dates presented.

                            December 31, 2005            December 31, 2006
                          --------------------         --------------------
        Loans              Number     $-% of            Number     $-% of
   Delinquent For:        of loans   Portfolio         of loans   Portfolio
   ---------------        --------   ---------         --------   ---------

      31-60 days            10          28%               2           5%
      61-90 days             4           3%               3          12%
       91 days +             4(1)        9%               9(2)       22%
                           ---         ---              ---         ---
    Totals:                 18          40%              14          39%
                           ===         ===              ===         ===

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

                                                             Year Ended December 31
                                    ------------------------------------------------------------------------
Financial Summary                       2002           2003           2004           2005           2006
                                    ------------   ------------   ------------   ------------   ------------
Operations:

Revenue                             $  2,866,253   $  2,605,765   $  3,903,488   $  3,797,885   $  2,478,609
Net income                             1,108,264        909,530        669,871       (307,308)    (1,631,428)

Per Share Data:

Weighted average basic earnings     $       1.81   $       1.40   $       0.80   ($      1.13)  ($      4.28)
Weighted average diluted earnings   $       1.50   $       1.19   $       0.69   ($      1.13)  ($      4.28)

Consolidated Balance Sheet Data:

Mortgage notes receivable           $ 19,906,391   $ 20,556,488   $ 19,053,474   $ 26,318,616   $ 17,121,939
Total assets                          25,973,457     26,612,605     25,769,248     30,956,866     18,464,100
Total liabilities                     11,713,401     12,401,943     11,694,078     18,023,873      7,029,374
Stockholders' equity                  14,260,056     14,210,662     14,075,170     12,932,993     11,154,226
Common share equity                    8,675,739      8,626,345      8,490,853      7,522,516      5,871,539
Common shares                            424,144        434,769        442,325        390,032        380,532
Common share book value             $      20.45   $      19.84   $      19.20   $      19.29   $      15.43

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

                                                     Approve         Withhold
                                                 -------------------------------
                   Proposal                       votes      %     votes     %
--------------------------------------------------------------------------------
1  Election of Director: Swartz                  133,722   40.9   193,056   59.1

1  Election of Director: Blomberg                133,862   41.0   192,916   59.0

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

                                                        For           Against        Abstain
                                                 ----------------------------------------------
                   Proposal                       votes      %     votes      %     votes    %
-----------------------------------------------------------------------------------------------
2  Liquidate and Dissolve Corporation             91,068   33.3   215,421   65.9    2,673   0.8

3  Restructure for "Self Advised Management"     294,076   90.0    30,128    9.2    2,574   0.8

4  Renew "External Management" Contract           96,836   29.6   222,698   68.1    7,244   2.2

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

                                                        For           Against        Abstain
                                                 ----------------------------------------------
                   Proposal                       votes      %     votes      %     votes    %
-----------------------------------------------------------------------------------------------
5  Election of Auditors                          289,709   88.7     1,664    0.5   35,405  10.8

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The quarterly high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last three years follows:

                                                           Dividend per
         Year        Quarter          High        Low      Common Share
         ------   --------------   ----------   --------   ------------
                       1st           20.90       17.96         0.45
         2004          2nd           20.35       16.00         0.45
                       3rd           17.87       16.71         0.30
                       4th           17.50       13.25         0.00
                       1st           14.64       13.30         0.10
         2005          2nd           13.90       11.70         0.00
                       3rd           11.75        8.49         0.00
                       4th            8.75        7.34         0.00
                       1st            8.50        7.01         0.00
         2006          2nd           10.20        7.52         0.00
                       3rd           18.99        7.13         0.00
                       4th           11.00        7.85         0.00
         2007     Jan.1 - Mar.2      10.50        8.03         0.00

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

      During the first quarter of 2006, the Trust announced its intent to cease mortgage banking loan originations by CAFC and to monetize CAFC's loan inventory. Subsequently, any loans not sold into the secondary market were transferred to the Trust. During 2006, CAFC transferred 12 loans with a total nominal value of $6,108,330 that did not satisfy the Trust's investment standards.

      The Board of Directors believes that suspending CAFC's mortgage banking operations will provide numerous benefits. These benefits include: restoring the Trust to its original intent as an investor in non-conforming mortgages; reducing a source of volatility in the Trust's reported net income; reducing the cost of annual audits and quarterly reviews; reducing the costs of Sarbanes Oxley compliance; reducing the number of related party transactions; simplifying the process of cost allocation; and accelerating the compilation and reporting of operating results. The costs of disposing of the Trust's investment in CAFC include: the loss of CAFC's potential profitability; less control over the mortgage investment supply chain; and restrictions of the Trust's access to CAFC's funding agreement.

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

      As of December 31, 2006, the following table summarizes the Trust's outstanding repayment obligations.

       Maximum Other                                Amount of Commitment Expiration Per Period
         Commercial                Total       -------------------------------------------------
      Commitments (a)             Amounts       Less than                     3 - 5     After 5
  as of December 31, 2006        Committed       1 year       1 - 3 years     years      years
----------------------------   -------------   -----------   -------------   -------   ---------
Bank loans payable (b)          $ 6,767,821         0           6,767,821       0          0

Warehousing facilities               0              0              0            0          0

Total Commercial Commitments    $ 6,767,821         0         $ 6,767,821       0          0

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

      Net cash of $4,409,001 was provided by investing activities. Decreased mortgage notes receivable provided $9,321,677 and a decrease in real estate owned provided $1,733,350. A decrease in warehousing facilities used $4,842,646, a decrease in net mortgage payable used $962,127 and a decrease in warehouse financing from a related party used $950,000.

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

      The principal source of the Trust's increased liquidity was from financing activities. A nominal source of cash was operating and investing activities.

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

      Net cash of $11,158 was provided by investing activities. Increased mortgage notes receivable used $3,397,597 and a decrease in mortgage payable used $3,073,572. An increase in warehousing facilities provided $4,842,646 and warehouse financing from a related party provided $950,000.

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

ITEM 7. FINANCIAL STATEMENTS

      The following Company consolidated financial statements are filed as part of this report:

   Report of Independent Registered Public Accounting Firm ............  F-1
   Consolidated Balance Sheets ........................................  F-2
   Consolidated Statements of Operations ..............................  F-3
   Consolidated Statements of Changes in Stockholders' Equity .........  F-4
   Consolidated Statements of Cash Flows ..............................  F-5
   Notes to Consolidated Financial Statements .........................  F-6

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

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended
                                                               December 31
                                                           2006           2005
                                                       ------------   -----------
REVENUES
   Interest income                                     $    406,735   $   582,065
   Loan origination income                                        -       161,559
   Service release premium                                    7,500        65,439
   Other income                                               6,391        13,516
                                                       ------------   -----------
      Total revenues                                        420,626       822,579

EXPENSES

   Loan servicing fees to related party                     116,378        87,442
   Management fees to related parties                        49,489        71,590
   Interest expense on loans                                116,402       314,192
   Interest expense on loans from related party                   -        16,437
   Loan origination costs                                       (92)       83,383
   Provisions for loan losses                               426,810       135,983
   Wages and salaries                                             -       160,247
   Taxes                                                     13,250         9,994
   General and administrative                               858,278       142,415
                                                       ------------   -----------
      Total expenses                                      1,580,515     1,021,683
                                                       ------------   -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS               $ (1,159,889)  $  (199,104)

   Operating expenses of real estate owned                  (49,671)            -
   (Loss) on real estate owned                              (68,609)            -
                                                       ------------   -----------
      Total loss and income from real estate owned         (118,280)            -
                                                       ------------   -----------
NET INCOME (LOSS)                                      $ (1,278,169)  $  (199,104)
                                                       ============   ===========
PREFERRED DIVIDENDS                                    $          -   $         -
                                                       ------------   -----------
NET INCOME (LOSS) AVAILABLE TO COMMON                  $ (1,278,169)  $  (199,104)
                                                       ============   ===========

BASIC EARNINGS PER COMMON SHARE                        $      (3.36)  $     (0.50)
                                                       ============   ===========
DILUTED EARNINGS PER COMMON SHARE                      $      (3.36)  $     (0.50)
                                                       ============   ===========

DIVIDENDS PAID PER PREFERRED SHARE                     $       0.00   $      0.00
                                                       ============   ===========
DIVIDENDS PAID PER COMMON SHARE                        $       0.00   $      0.00
                                                       ============   ===========

BASIC COMMON SHARES                                         380,532       393,232
                                                       ============   ===========
DILUTED COMMON SHARES                                       380,532       393,232
                                                       ============   ===========

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

/s/ Rothstein, Kass & Company, P.C.
-----------------------------------

Roseland, New Jersey
March 28, 2007, except for Note 19, which is as of October 12, 2007.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets
                           December 31, 2006 and 2005

                                                                                       2006           2005
                                                                                   ------------   ------------
ASSETS
   Cash and cash equivalents                                                       $    599,943   $  1,626,247
   Restricted cash                                                                      123,037        280,923
   Marketable securities                                                                    899         19,577
   Accounts receivable                                                                1,000,937        715,742
   Allowance for doubtful accounts                                                     (230,000)             -
   Other assets, net                                                                          -         91,267
   Due from related party                                                                     -         2,244
   Notes receivable:
      Mortgage notes receivable                                                      17,121,939     26,443,616
      Allowance for loan losses                                                        (782,309)      (390,000)
                                                                                   ------------   ------------
         Net notes receivable                                                        16,339,630     26,053,616
   Real estate owned                                                                    245,000      1,978,350
   Investments in related party                                                               -          5,000
   Origination costs, net                                                               124,654        183,900
                                                                                   ------------   ------------
   Total assets                                                                    $ 18,204,100   $ 30,956,866
                                                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities
         Mortgage note holdbacks                                                   $    123,037   $    280,923
         Bank loans payable                                                           6,767,821     10,474,997
         Warehousing facilities                                                               -      4,842,646
         Warehousing facilities from related party                                            -        950,000
         Mortgage payable                                                                     -        962,127
         Due to related party                                                                 -        343,326
         Other liabilities                                                              159,016        169,854
                                                                                   ------------   ------------
   Total liabilities                                                                  7,049,874     18,023,873

   Stockholders' equity
      Preferred stock, $.01 par value;1,600,000 shares authorized;
         213,820 shares issued and outstanding at December 31, 2006 and 2005              2,138          2,138
      Additional paid in capital - preferred stock                                    5,509,728      5,509,728
      Less treasury stock: 16,919 and 4,139 preferred shares at
         December 31, 2006 and 2005 at cost                                            (229,179)      (101,389)
      Common stock, $.01 par value; 2,000,000 shares authorized;
         500,032 shares issued and outstanding at December 31, 2006 and 2005              5,001          5,001
      Additional paid in capital - common stock                                       9,394,576      9,370,911
      Less treasury stock: 119,500 and 110,000 common shares at
         December 31, 2006 and 2005, respectively                                    (1,699,771)    (1,630,734)
      Accumulated other comprehensive income (loss)                                         137        (25,686)
   Accumulated deficit                                                               (1,828,404)      (196,976)
                                                                                   ------------   ------------
   Total stockholders' equity                                                        11,154,226     12,932,993
                                                                                   ------------   ------------
   Total liabilities and stockholders' equity                                      $ 18,204,100   $ 30,956,866
                                                                                   ============   ============

          See accompanying notes to consolidated financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Operations
                 For the years ended December 31, 2006 and 2005

                                                                                       2006           2005
                                                                                   ------------   ------------
REVENUES
   Interest income                                                                 $  2,179,779   $  2,626,102
   Loan origination income                                                              190,474        702,195
   Service release premium                                                               93,297        407,158
   Other income                                                                          15,059         62,430
                                                                                   ------------   ------------
      Total revenues                                                                  2,478,609      3,797,885

EXPENSES
   Loan servicing fees to related parties                                               449,388        515,372
   Management fees to related parties                                                   231,163        339,098
   Interest expense on loans                                                            931,112      1,229,572
   Interest expense on loans from related parties                                        38,402         16,438
   Loan origination costs                                                                80,557        246,495
   Provision for loan losses                                                            522,840        329,483
   Wages and salaries                                                                   152,643        613,431
   Taxes                                                                                 41,845         40,760
   Amortization                                                                           5,550              -
   General and administrative                                                         1,326,914        674,560
                                                                                   ------------   ------------
      Total expenses                                                                  3,780,414      4,005,209
                                                                                   ------------   ------------

LOSS FROM CONTINUING OPERATIONS                                                      (1,301,805)      (207,324)

   Operating expenses of real estate owned                                             (122,031)       (23,900)
   Loss on real estate owned                                                           (207,592)       (76,084)
                                                                                   ------------   ------------
      Total loss from real estate owned                                                (329,623)       (99,984)
                                                                                   ------------   ------------

NET LOSS                                                                           $ (1,631,428)  $   (307,308)
                                                                                   ============   ============
PREFERRED DIVIDENDS                                                                           -        159,395
                                                                                   ------------   ------------
NET LOSS AVAILABLE TO COMMON                                                       $ (1,631,428)  $   (466,703)
                                                                                   ============   ============
BASIC EARNINGS PER COMMON SHARE                                                    $      (4.28)  $      (1.13)
                                                                                   ============   ============
DILUTED EARNINGS PER COMMON SHARE                                                  $      (4.28)  $      (1.13)
                                                                                   ============   ============
DIVIDENDS PAID PER PREFERRED SHARE                                                 $          -   $       0.76
                                                                                   ============   ============
DIVIDENDS PAID PER COMMON SHARE                                                    $          -   $       0.10
                                                                                   ============   ============
BASIC COMMON SHARES                                                                     381,453        413,801
                                                                                   ============   ============
DILUTED COMMON SHARES                                                                   381,453        432,795
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

                                                                     Preferred                           Common
                                                                     Additional                         Additional
                                            Preferred   Preferred     Paid in      Common    Common      Paid in
                                             Shares       Stock       Capital      Shares     Stock      Capital
                                            ---------   ---------   -----------   --------   -------   -----------
BALANCE, JANUARY 1, 2005                     210,644     $ 2,138    $ 5,669,123    442,325   $ 5,001   $ 9,414,685
Acquisition of treasury stock                   (963)          -              -    (52,293)        -             -
Net income                                         -           -              -          -         -             -
Dividends                                          -           -       (159,395)         -         -       (43,774)
Unrealized gain / (loss)                           -           -              -          -         -             -
                                            --------     -------    -----------   --------   -------   -----------

BALANCE, DECEMBER 31, 2005                   209,681       2,138      5,509,728    390,032     5,001     9,370,911
Acquisition of treasury stock                (12,780)          -              -     (9,500)        -             -
Net (loss)                                         -           -              -          -         -             -
Issuance of common stock option                    -           -              -          -         -        23,665
Unrealized gain / (loss)                           -           -              -          -         -             -
                                            --------     -------    -----------   --------   -------   -----------

BALANCE, DECEMBER 31, 2006                   196,901     $ 2,138    $ 5,509,728    380,532   $ 5,001   $ 9,394,576
                                            ========     =======    ===========   ========   =======   ===========

                                                           Accumulated
                                                              Other
                                              Treasury     Comprehensive    Accumulated                  Comprehensive
                                               Stock       Income (Loss)      Deficit        Total       Income (Loss)
                                            ------------   -------------   ------------   ------------   ------------
BALANCE, JANUARY 1, 2005                    $ (1,113,805)    $ (12,306)    $    110,334   $ 14,075,170
Acquisition of treasury stock                   (618,318)            -                -       (618,318)
Net income                                             -             -         (307,310)      (307,310)      (307,310)
Dividends                                              -             -                -       (203,169)             -
Unrealized gain / (loss)                               -       (13,380)               -        (13,380)       (13,380)
                                            ------------     ---------     ------------   ------------   ------------
                                                                                                         $   (320,690)
                                                                                                         ============
BALANCE, DECEMBER 31, 2005                    (1,732,123)      (25,686)        (196,976)    12,932,993
Acquisition of treasury stock                   (196,827)            -                -       (196,827)
Net (loss)                                             -             -       (1,631,428)    (1,631,428)    (1,631,428)
Issuance of common stock option                        -             -                -         23,665              -
Unrealized gain / (loss)                               -        25,823                -         25,823         25,823
                                            ------------     ---------     ------------   ------------   ------------
                                                                                                         $ (1,605,605)
                                                                                                         ============
BALANCE, DECEMBER 31, 2006                  $ (1,928,950)    $     137     $ (1,828,404)  $ 11,154,226
                                            ============     =========     ============   ============

           See accompanying notes to consolidated financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2006 and 2005

                                                                                2006           2005
                                                                           -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                       $  (1,631,428)  $   (307,308)
   Adjustments to reconcile net income (loss) to net cash (used in)
      provided by operating activities:
      Provision for loan losses                                                  392,309        215,000
      Provision for doubtful accounts                                            230,000              -
      Stock-based compensation expense                                            23,665              -
      (Increase) decrease in accounts receivable                                (285,195)        (9,281)
      (Increase) decrease in other assets                                         91,267       (104,649)
      Change in due to / due from related parties                               (341,082)       364,252
      Increase (decrease) in other liabilities                                   (10,838)      (104,356)
                                                                           -------------   ------------
         Net cash (used in) provided by operating activities                  (1,531,302)        53,658

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of (investment in) marketable securities                               18,678        (17,853)
      (Increase) decrease of investment in related party                           5,000         (5,000)
      (Increase) decrease in origination costs                                    85,069         59,999
      Increase (decrease) in warehousing facilities                           (4,842,646)     4,842,646
      Increase (decrease) in warehousing facilities to related party            (950,000)       950,000
      (Increase) decrease in net real estate owned                             1,733,350        652,535
      Increase (decrease) in mortgage payable                                   (962,127)    (3,073,572)
      (Increase) decrease in mortgage notes receivable                         9,321,677     (3,397,597)
                                                                           -------------   ------------
         Net cash provided by investing activities                             4,409,001         11,158

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from bank loans                                            (3,707,176)     2,227,456
      Purchase of treasury stock                                                (196,827)      (618,318)
      Preferred dividends paid                                                         -       (159,395)
      Common dividends paid                                                            -        (43,774)
                                                                           -------------   ------------
         Net cash provided by (used in) by financing activities               (3,904,003)     1,405,969
                                                                           -------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,026,304)     1,470,785

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,626,247        155,462
                                                                           -------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $     599,943   $  1,626,247
                                                                           =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                               $     346,660   $        668
                                                                           =============   ============
      Cash paid for taxes                                                  $      24,439   $     24,886
                                                                           =============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Foreclosures, net of reserves                                           $     300,000   $    988,758
                                                                           =============   ============
   Assumption of debt on real estate owned                                 $           -   $    962,127
                                                                           =============   ============

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

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant or issue date prior to January 1, 2006 and consistent with the provisions of SFAS No. 123(R), the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                    2006          2005
                                                                ------------   ----------
         Net loss as reported                                   $ (1,607,763)  $ (466,307)
         Less:

            Total stock based compensation expense determined
            under the fair value method for all awards               (23,665)           -
                                                                ------------   ----------

         Net Loss, pro forma                                    $ (1,631,428)  $ (466,307)
                                                                ============   ==========
         Loss per share:
            Basic loss per share as reported                    $      (4.28)  $    (1.13)
                                                                ------------   ==========
            Diluted loss per share as reported                  $      (4.28)  $    (1.13)
                                                                ------------   ==========
            Basic loss per share - pro forma                             N/A   $    (1.13)
                                                                ------------   ==========
            Diluted loss per share - pro forma                           N/A   $    (1.13)
                                                                ------------   ==========

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

7.    Mortgage notes receivable
      -------------------------

      Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2006 and 2005 follows:

                                                      2006            2005
                                                 -------------   -------------
         Balance, beginning of year              $  26,443,616   $  19,053,474
         Additions during period:
            Originations                            21,542,427      65,213,362
            CAFC adjustment                                  -       4,674,462
         Deductions during period:
            Collections of principal                  (120,010)    (14,207,241)
            Repayments                             (11,223,490)     (3,302,412)
            Sales                                  (19,220,604)    (44,253,688)
            Foreclosures, net of reserve              (300,000)       (734,341)
                                                 -------------   -------------
         Balance, end of year                    $  17,121,939   $  26,443,616
                                                 =============   =============

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

7.    Mortgage notes receivable (continued)
      -------------------------------------

The Company's mortgage notes receivable balance relates to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2006:

                                                                                Final        Monthly
            Principal outstanding                        Interest rate      maturity date    payment   Lien Priority
----------------------------------------------------   ----------------   ----------------  --------   -------------
Individual loans greater than $499,999:                     10.50%             05/01/36     $ 17,500       First
                                                            11.25%             03/01/07       16,523       First
                                                            12.50%             10/01/07       15,625      Second
                                                            13.50%             04/01/08       12,084      Second
                                                            12.25%             12/01/06       10,157      Second
                                                            12.50%             01/01/21        9,343      Second
                                                            10.50%             10/01/08        6,563       First
                                                            11.00%             10/01/07        6,646       First
                                                            13.00%             11/01/07        7,583       First
                                                            10.50%             06/01/10        4,375      Second
Loans from $400,000-$499,999                            6.95% to 12.75%   24 to 166 months
Loans from $300,000-$399,999                            6.38% to 11.75%   13 to 333 months
Loans from $200,000-$299,999                           10.00% to 13.50%     0 to 45 months
Loans from $100,000- 199,999                            7.75% to 12.00%    2 to 319 months
Loans up to $99,999                                     7.00% to 17.75%   32 to 269 months
Total Mortgage Notes Receivable at December 31, 2006

                                                                          Carrying           Amount of
                                                       Face amount of     amount of    delinquent principal
            Principal outstanding                        mortgage(s)     mortgage(s)         (Note A)
----------------------------------------------------   --------------   ------------   --------------------
Individual loans greater than $499,999:                    2,000,000    $  1,999,975       $         -
                                                           1,762,500       1,762,500         1,762,500
                                                           1,500,000       1,500,000                 -
                                                           1,075,000       1,074,143                 -
                                                             995,000         995,000           995,000
                                                             800,000         896,975                 -
                                                             750,000         750,000           750,000
                                                             725,000         724,895                 -
                                                             700,000         700,000                 -
                                                             500,000         500,000                 -
Loans from $400,000-$499,999                               1,405,000       1,399,428           480,000
Loans from $300,000-$399,999                               2,026,443       1,966,209           345,000
Loans from $200,000-$299,999                               1,735,000       1,845,618         1,030,618
Loans from $100,000- 199,999                                 694,642         571,459           134,852
Loans up to $99,999                                          596,553         435,648            76,589
                                                        ------------    ------------       -----------
Total Mortgage Notes Receivable at December 31, 2006    $ 17,265,137    $ 17,121,939       $ 5,874,559
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

7.    Mortgage notes receivable (continued)
      -------------------------------------

The Company's mortgage notes receivable balance relates to loans secured by deeds of trust on one-to-four unit residential properties. The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2005:

                                                                               Final         Monthly
            Principal outstanding                       Interest rate      maturity date     payment   Lien Priority
----------------------------------------------------   ---------------   ----------------   --------   -------------
Individual loans greater than $499,999:                    11.00%             01/01/11      $ 15,583        First
                                                           10.50%             01/01/07        13,125        First
                                                           11.25%             10/01/07        14,063       Second
                                                            8.99%             04/01/08        10,563        First
                                                           13.50%             04/01/08        12,085       Second
                                                           11.00%             12/01/06         9,121       Second
                                                          11.875%             05/01/06         8,313       Second
                                                           12.50%             01/01/21         8,333       Second
                                                           10.50%             10/01/08         6,563        First
                                                           13.00%             03/01/06         7,583        First
                                                           11.75%             09/01/07         5,630        First
                                                           14.00%             02/01/06         6,542        First
                                                            7.50%             10/01/35         5,938        First
                                                           10.50%             06/01/10         4,375       Second
                                                            6.00%             02/01/36         3,500        First
                                                            6.08%             11/01/35         3,324        First
                                                            6.63%             11/01/35         2,783        First
Loans from $400,000-$499,999                           1.00% to 12.75%   19 to 359 months
Loans from $300,000-$399,999                           6.23% to 11.75%    8 to 358 months
Loans from $200,000-$299,999                           9.00% to 13.50%    3 to 358 months
Loans from $100,000- 199,999                           6.75% to 12.00%    5 to 355 months
Loans up to $99,999                                    5.75% to 14.50%    1 to 281 months
Total Mortgage Notes Receivable at December 31, 2005

                                                                          Carrying           Amount of
                                                       Face amount of     amount of    delinquent principal
            Principal outstanding                        mortgage(s)     mortgage(s)         (Note A)
----------------------------------------------------   --------------   ------------   --------------------
Individual loans greater than $499,999:                    1,700,000    $  1,699,991       $         -
                                                           1,500,000       1,500,000                 -
                                                           1,500,000       1,500,000                 -
                                                           1,410,000       1,410,000                 -
                                                           1,075,000       1,074,259                 -
                                                             995,000         995,000                 -
                                                             840,000         840,000           840,000
                                                             800,000         800,000                 -
                                                             750,000         750,000                 -
                                                             700,000         700,000                 -
                                                             575,000         575,000                 -
                                                             518,900         560,700                 -
                                                             950,000         948,586                 -
                                                             500,000         500,000                 -
                                                             700,000         700,000                 -
                                                             656,808         655,808                 -
                                                             504,000         504,000                 -
Loans from $400,000-$499,999                               2,353,000       2,319,984           480,000
Loans from $300,000-$399,999                               3,280,443       3,272,641           300,000
Loans from $200,000-$299,999                               2,780,414       2,780,414           706,800
Loans from $100,000- 199,999                               1,459,280       1,376,779                 -
Loans up to $99,999                                        1,154,080         980,454           109,899
                                                        ------------    ------------       -----------
Total Mortgage Notes Receivable at December 31, 2005    $ 26,701,367    $ 26,443,616       $ 2,436,699
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

      A reconciliation of the allowance for loan losses for the years ended December 31, 2006 and 2005 follows:

                                                                                   2006           2005
                                                                               ------------   ------------
      Provision for loan losses
         as reported on consolidated statements of operations                       522,840        329,483
      CAFC consolidation adjustments                                               (102,398)       180,000
      Write-off of uncollectible loans (net)                                        (28,133)      (294,483)
                                                                               ------------   ------------
      Total adjustments to allowance                                                392,309        215,000
      Balance, beginning of year                                               $    390,000   $    175,000
                                                                               ------------   ------------
      Balance, end of year                                                     $    782,309   $    390,000
                                                                               ============   ============

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

      A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2006 and 2005:

                                                                                   2006            2005
                                                                               ------------   ------------
      Balance, beginning of year                                               $  1,978,350   $    680,000
      Additions
      Foreclosed mortgage notes, net of reserve (non-cash)                          300,000        988,758
      Assumption of senior debt                                                           -        962,127
      Repayment of senior debt                                                     (962,127)      (551,992)
      Gain (loss) on sale (non-cash)                                               (165,031)       (54,669)
                                                                               ------------   ------------
                                                                                  1,151,192      2,024,294
      Less: Proceeds from sale of real estate owned (net of closing costs)         (906,192)       (45,944)
                                                                               ------------   ------------
      Balance, end of year                                                     $    245,000   $  1,978,350
                                                                               ============   ============

10.   Bank loans payable
      ------------------

      As of June 30, 2004, CAFC obtained a three-year $25,000,000 funding agreement. The agreement provides an advance rate of up to 80% on the notes outstanding balance at an interest rate floor of 5.00% and a ceiling of the Prime Rate plus 4.0%. A Tri-Party Financing and Indemnification Agreement among CAFC, CRF, and the Trust, allowed both CRF and the Trust to utilize this funding agreement for a fee of 3 basis points per month of the end of the month's financed mortgage notes receivable principal balance. All benefits and costs of ownerships and financing of the financed loans including the risk of principal loss inured to either CRF or the Trust. CAFC is not held liable for the borrowings of either CRF or the Trust per the Tri-Party Financing and Indemnification Agreement. As of December 31, 2006 and 2005, the outstanding balance assigned to CAFC was $0 and $0, respectively. As of December 31, 2006 and 2005, the facility had a balance of $0 and $12,379,527, respectively, and the Trust had borrowed $0 and $8,601,477 respectively. The facility was retired in the second quarter of (2006.)

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

      During the fourth quarter of 2005, CAFC financed a $700,000 first mortgage at 6.00% on the personal residence of Mr. Konczal, a Trust Director and then the Company's President and Chief Operating Officer. During the second quarter of 2006, the financing was sold into the secondary mortgage market at a loss. During 2006, Mr. Konczal reimbursed CAFC $7,500 for the loss on the transaction.

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

                             2007       2008       2009       Total
                           --------   --------   --------   ---------
            Year ending
            December 31    $ 35,776   $ 36,592   $ 37,408   $ 109,776

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

      The activity in the Plan for the years ended December 31, 2006 and 2005 are as follows:

                                                                     Weighted average
                                                         Options      exercise price
                                                        ---------    ----------------
         Outstanding at January 1, 2005                   173,595         $ 10.67
            Granted                                             -               -
            Exercised                                           -               -
            Forfeited                                           -               -
                                                        ---------         -------
         Outstanding at December 31, 2005                 173,595           10.67
                                                        ---------         -------
            Granted                                        19,062           10.65
            Exercised                                           -               -
            Forfeited                                     (31,473)         (10.54)
                                                        ---------         -------
         Outstanding at December 31, 2006                 161,220         $ 10.69
                                                        =========         =======
         Outstanding options exercisable as of
            January 1, 2005                               173,595         $ 10.67
            December 31, 2005                             173,595         $ 10.67
            December 31, 2006                             161,220         $ 10.69

      Stock options for 12,375 shares remain awardable. All the granted but unexercised stock options are exercisable.

      The following table summarizes information with respect to stock options outstanding at December 31, 2006:

                                                                 Options outstanding
                                              -----------------------------------------------------------
                                                                   Weighted-average          Weighted-
                                                                 remaining contractual   average exercise
                                              Number of shares       life (years)              price
                                              -----------------------------------------------------------
              Range of exercise prices
                    $9.00 - $9.06                  101,220               3.61                $  9.03
                    $13.50                          60,000               1.73                  13.50
                                                   -------               ----                -------
                                                   161,220               2.91                $ 10.69
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

16.   Earnings per share
      ------------------

      The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2006 and 2005:

                                                                    2006          2005
                                                                ------------   ----------
         Numerator:
         Net income                                             $ (1,631,429)  $ (307,308)
         Preferred dividends attributable to income                       --     (159,395)
                                                                ------------   ----------
         Numerator for basic and diluted  Earnings per share-
            income available to common stockholders             $ (1,631,429)  $ (466,703)
                                                                ============   ==========
         Denominator:
            Basic weighted average shares                            381,453      413,801
            Dilutive effect of options                                    --       18,994
                                                                ------------   ----------
            Diluted weighted average shares                          381,453      432,795
                                                                ============   ==========
         Basic earnings per common share                        $      (4.28)  $    (1.13)
                                                                ============   ==========
         Diluted earnings  per common share                     $      (4.28)  $    (1.13)
                                                                ============   ==========

17.   Selected quarterly financial data (unaudited)
      ---------------------------------------------

      Selected quarterly financial data are present below by quarter for the years ended December 31, 2006 and 2005:

                                                              For the year ended December 31, 2006
                                                              ------------------------------------
                                                  Total          4th Qtr       3rd Qtr     2nd Qtr       1st Qtr
                                               ------------   ------------   ----------   ----------   ----------
      Revenue                                  $  2,478,609   $    420,626   $  541,022   $  656,554   $  860,407

      Income (loss) from real estate owned         (329,623)      (118,280)     100,867      (27,746)    (284,464)

         Net income (loss)                       (1,631,428)    (1,278,169)      20,772        3,460     (377,491)

         Preferred dividends                             --             --           --           --           --
                                               ------------   ------------   ----------   ----------   ----------
         Net income (loss) applicable to
         common stock                          $ (1,631,428)  $ (1,278,169)  $   20,772   $    3,460   $ (377,491)
                                               ============   ============   ==========   ==========   ==========

      Basic earnings per share                 $      (4.28)  $      (3.36)  $     0.05   $     0.01   $    (0.98)

      Diluted earnings per share               $      (4.28)  $      (3.36)  $     0.05   $     0.01   $    (0.98)

                                                              For the year ended December 31, 2005
                                                              ------------------------------------
                                                  Total          4th Qtr       3rd Qtr     2nd Qtr       1st Qtr
                                               ------------   ------------   ----------   ----------   ----------
      Revenue                                  $  3,797,885   $    822,581   $1,080,346   $1,048,119   $  846,839

      Income (loss) from asset held for sale        (99,984)            --        6,000      (74,639)     (31,345)
         and real estate owned

         Net income (loss)                         (307,308)      (199,104)     (85,721)     (39,837)      17,355

         Preferred dividends                        159,395             --           --       66,318       93,077
                                               ------------   ------------   ----------   ----------   ----------
         Net income (loss) applicable to
         common stock                          $   (466,703)  $   (199,105)  $  (85,721)  $ (106,155)  $  (75,722)
                                               ============   ============   ==========   ==========   ==========

      Basic earnings per share                 $      (1.13)  $      (0.50)  $    (0.21)  $    (0.24)  $    (0.17)

      Diluted earnings per share               $      (1.13)  $      (0.50)  $    (0.21)  $    (0.24)  $    (0.17)

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

19.   Restatement
      -----------

     The Company has restated its consolidated statements of cash flows, as previously reported in its Form 10-KSB filed for the years ended December 31, 2006 and 2005. The consolidated statement of cash flows partially aggregated CAFC's investing activities as a discontinuance of operations. As a result of such error, the Company has restated CAFC's aggregated balances into the appropriate line items within the operating, investing and financing cash flows under the appropriate guidance within SFAS 95.


      The following is a reconciliation of the consolidated statements of cash flows as previously reported in the Company's Form 10-KSB as of and for the years ended December 31, 2006 and 2005, to the consolidated statements of cash flows as reported in the accompanying consolidated financial statements included in the Company's Form 10-KSB-A:

                                                                          "As Previously
                                                                             Reported"                   "As Restated"
                                                                            December 31,                  December 31,
                                                                               2006        Adjustments        2006
                                                                          --------------   -----------   -------------
      CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of (investment in) marketable securities                            18,678                        18,678
         (Increase) decrease of investment in related party                        5,000                         5,000
         (Increase) decrease in origination costs                                 59,246        25,823          85,069
         Discontinuance of operations of CAFC                                     25,823       (25,823)              -
         Increase (decrease) in warehousing facilities                        (4,842,646)                   (4,842,646)
         Increase (decrease) in warehousing facilities to related party         (950,000)                     (950,000)
         (Increase) decrease in net real estate owned                          1,733,350                     1,733,350
         Increase (decrease) in mortgage payable                                (962,127)                     (962,127)
         (Increase) decrease in mortgage notes receivable                      9,321,677                     9,321,677
                                                                          --------------   -----------   -------------
            Net cash provided by investing activities                          4,409,001             -       4,409,001
                                                                          ==============   ===========   =============

                                                                          "As Previously
                                                                             Reported"                   "As Restated"
                                                                            December 31,                  December 31,
                                                                               2006        Adjustments        2006
                                                                          --------------   -----------   -------------
      CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of (investment in) marketable securities                           (17,853)                      (17,853)
         (Increase) decrease of investment in related party                       (5,000)                       (5,000)
         (Increase) decrease in origination costs                                 59,999                        59,999
         Discontinuance of operations of CAFC                                  2,459,653    (2,459,653)              -
         Increase (decrease) in warehousing facilities                         4,842,646                     4,842,646
         Increase (decrease) in warehousing facilities to related party          950,000                       950,000
         (Increase) decrease in net real estate owned                            652,535                       652,535
         Increase (decrease) in mortgage payable                                (551,922)   (2,521,650)     (3,073,572)
         (Increase) decrease in mortgage notes receivable                     (8,378,900)    4,981,303      (3,397,597)
                                                                          --------------   -----------   -------------
            Net cash provided by investing activities                             11,158             -          11,158
                                                                          ==============   ===========   =============

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)   Equity Compensation Plan Information
      ------------------------------------

                                  Number of securities                           Number of securities remaining
                                   to be issued upon        Weighted-average      available for future issuance
                                exercise of outstanding     exercise price of      under equity compensation
                                 options, warrants and    outstanding options,    plans (excluding securities
                                        right*             warrants and rights     reflected in column (a)) *
                                -----------------------   --------------------   ------------------------------
                                         Column                   Column                     Column
                                          (a)                      (b)                        (c)
  Equity compensation plans
 approved by security holders           161,220                  $ 10.69                       0

Equity compensation plans not
 approved by security holders              0                       N/A                         0

            Total                       161,220                  $ 10.69                       0

      * Reflects status of Plan as of December 31, 2005.

(b)   Security Ownership of Certain  Non-Management or Non-Affiliate  Beneficial
      --------------------------------------------------------------------------
      Owners
      ------

      The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2006 by each Non-Management or Non-Affiliated Beneficial Owner:

                                               Number of Shares     Percentage of Shares
                                                   of Stock               of Stock
                                              Beneficially Owned     Beneficially Owned
                                              -------------------   --------------------
      Name of Beneficial Owner                Common    Preferred   Common     Preferred
      ------------------------                -------   ---------   -------    ---------
      Estate of Thomas Morford (1) .......       0        16,334       0          8.3%

      ----------
      (1)   Mr. Morford's estate is a private investor.

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

                                               Number of Shares     Percentage of Shares
                                                   of Stock               of Stock
                                              Beneficially Owned     Beneficially Owned

      Name of Beneficial Owner                Common    Preferred   Common     Preferred
      ------------------------                -------   ---------   -------    ---------
      Richard J. Wrensen (1) .............     81,825         686    21.5%         *
      Thomas B. Swartz (2)(4) ............      5,133       1,879     1.3%         *
      Dennis R. Konczal (3)(4) ...........     17,632         984     4.5%         *
      Stanley C. Brooks (5) ..............          0           0       0          0
      James L. Grainer ...................          0           0       0          0
      All directors and executive officers
      as a group (5 persons) (6) .........    130,208       7,210    34.2%       3.7%

      * Represents less than 1% of outstanding shares.

      ----------
      (1) Mr. Wrensen has unexercised options to purchase 29,320 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Wrensen's spouse owns 10,000 shares of Common Stock and 3,464 Series "A" Preferred Shares, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 2.6% of the outstanding Common Shares and 1.8% of the outstanding Preferred Shares.

      (2) Mr. Swartz has unexercised options to purchase 50,816 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. Mr. Swartz's spouse owns 633 shares of Series "A" Preferred Shares in which Mr. Swartz claims no beneficial interest. Such holdings represent less than 1% of the outstanding Preferred Shares.

      (3) Mr. Konczal has unexercised options to purchase 19,062 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof and the rights per Amendments No.2.

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

      (6) The totals include the Common and Preferred Shares owned by Capital Alliance Advisors Inc.

(d)   Changes in Control
      ------------------

      None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements and Transactions  with Directors,  Officers,  Members of the Former
--------------------------------------------------------------------------------
Manager and Other Affiliates
----------------------------

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

                                         Capital Alliance Income Trust, Ltd.
Dated: October 12, 2007                  A Real Estate Investment Trust

By: /s/ Richard J. Wrensen               By: /s/ Andrea Barney
    ---------------------------------        ----------------------------------
     Richard J. Wrensen                       Andrea Barney
     Chief Executive Officer                  Principal Accounting Officer
     Chief Financial Officer                  Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard J. Wrensen                       Dated: October 12, 2007
-----------------------------------------
Richard J. Wrensen
President, Chief Executive Officer, Chief
Financial Officer and Director

/s/ James L. Grainer                         Dated: October 12, 2007
-----------------------------------------
James L. Grainer
Director

/s/ Thomas B. Swartz *                       Dated: October 12, 2007
-----------------------------------------
Thomas B. Swartz
Chairman and Director

/s/ Dennis R. Konczal *                      Dated: October 12, 2007
-----------------------------------------
Dennis R. Konczal
Director

A majority of the Board of Directors

* By: /s/ Richard J. Wrensen
     -------------------------------
       Richard J. Wrensen
       Attorney-in-fact
       October 12, 2007

                                  CERTIFICATION

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Capital Alliance Income Trust Ltd. (the "Company") on Form 10-KSB-A for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J Wrensen, Chief Executive Officer and President of the Company, and I, Andrea Barney, Principal Accounting Officer and Controller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 12, 2007

                                  /s/ Richard J. Wrensen
                                  -------------------------------------
                                  Richard J. Wrensen
                                  President and Chief Executive Officer

                                  /s/ Andrea Barney
                                  -------------------------------------
                                  Andrea Barney
                                  Principal Accounting Officer and Controller

       CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                         PERIOD ENDING DECEMBER 31, 2006

I, Richard J. Wrensen, certify that:

1. I have reviewed this Form 10-KSB-A, dated October 12, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust;

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

Dated: October 12, 2007

      /s/ Richard J. Wrensen
      ----------------------
      Richard J. Wrensen
      President and Chief Executive Officer

       CERTIFICATION OF FORM 10-KSB OF CAPITAL ALLIANCE INCOME TRUST LTD.,
                     A REAL ESTATE INVESTMENT TRUST FOR THE
                         PERIOD ENDING DECEMBER 31, 2006

I, Andrea Barney, certify that:

1. I have reviewed this Form 10-KSB-A, dated October 12, 2007 of Capital Alliance Income Trust, Ltd., A Real Estate Investment Trust;

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

Dated: October 12, 2007

      /s/ Andrea Barney
      -----------------
      Andrea Barney
      Principal Accounting Officer and Controller

                                                                    Exhibit 23.5

              CONSENT OF ROTHSTEIN, KASS & COMPANY LLP, INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

      We consent to the incorporation of our report dated March 28, 2007 with respect to the financial statements of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust included in this Annual Report (Form 10-KSB) for the year ended December 31, 2006.

/s/ Rothstein, Kass & Company, LLP
----------------------------------

San Francisco, California
March 28, 2007, except for Note 19, which is as of October 12, 2007