Form 10KSB
period 2007-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2008-03-31
CIK 1021422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2007

                                       OR

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                            94-3240473
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         100 Pine Street
         Suite 2450
         San Francisco, California                                 94111
------------------------------------------------                ----------
         (Address of principal executive office)                (zip code)

                    Issuer's telephone number (415) 288-9595


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

                                 Yes [_] No [X]


Issuer's revenues for its most recent fiscal year were $1,114,958.

As of March 3, 2008, the issuer's common shares closed at $3.35 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $817,400. At that date approximately 380,532 common shares were outstanding and 244,000 common shares were held by non-affiliates.

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

SELECTED FINANCIAL DATA.......................................................8

ITEM 2. DESCRIPTION OF PROPERTY...............................................8

ITEM 3. LEGAL PROCEEDINGS.....................................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................9

PART II.......................................................................9


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

OVERVIEW.....................................................................10

CRITICAL ACCOUNTING POLICIES.................................................11
      Operating Strategy.....................................................12
      Loan Origination.......................................................12
      Asset Management.......................................................12
      Contingencies and Commitments..........................................12

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006........13

LIQUIDITY AND CAPITAL RESOURCES..............................................13

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2007.........13

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2006.........14

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................14
      Market Risk............................................................14
      Asset and Liability Management.........................................15

ITEM 7. FINANCIAL STATEMENTS.................................................15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURES............................................17

ITEM 8A. CONTROLS AND PROCEDURES.............................................17

PART III.....................................................................17


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................17

DIRECTORS....................................................................17

AUDIT COMMITTEE - FINANCIAL EXPERTS..........................................18

ITEM 10. EXECUTIVE COMPENSATION..............................................19

COMPENSATION OF OFFICERS.....................................................19

COMPENSATION OF DIRECTORS....................................................20
      Director Fees..........................................................20
      Committee and Other Meeting Fees.......................................20
      Reimbursements.........................................................20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................21
      (a)   Equity Compensation Plan Information.............................21
      (b)   Security Ownership of Certain Non-Management or
            Non-Affiliate Beneficial Owners..................................21
      (c)   Security Ownership of Management.................................21
      (d)   Changes in Control...............................................22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................22
      Arrangements and Transactions with Directors, Officers,
      Members of the Former Manager and Other Affiliates.....................22
      Other Business Activities..............................................22

PART IV......................................................................23


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................23
      (a)   Exhibits.........................................................23
      (b)   Reports on Form 8-K..............................................23
      (c)   Miscellaneous Exhibits...........................................23

NONE.........................................................................23

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................23

SIGNATURES...................................................................24

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General
-------

     References to the "Company" refer to Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Trust"), and WrenCap Funding Corporation ("WCFC") and WCFC's predecessor Capital Alliance Funding Corporation ("CAFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary's name was changed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware.

     The Trust is a specialty mortgage finance company organized as a Real Estate Investment Trust ("REIT"). Historically the Trust has emphasized the Mortgage Investments Business and CAFC has emphasized the Mortgage Banking Business. On March 31, 2006 CAFC' suspended the origination of new investment mortgages for the Trust and the origination of new mortgages for subsequent sale into the secondary mortgage market. By year end 2006 CAFC's unsold mortgages originated for secondary market sale were sold to the Trust.

     The Trust's investments are primarily high-yielding, collateral-oriented, non-conforming residential mortgage loans. Since May 1, 2007 WCFC has traded exchange listed marketable securities.

     Prior to December 29, 2006, the Trust and CAFC were externally advised by Capital Alliance Advisors, Inc. ("CAAI" or "Former Manager"). On December 29, 2006, the Former Manager was terminated and the Company became self advised.


MORTGAGE INVESTMENT BUSINESS

General
-------

     The Trust's Mortgage Investment Business, principally acquired non-conforming residential mortgage loans, which at the time of investment had a maximum 75% combined loan-to-value ratio. Both first and junior mortgage loans were acquired. Income is primarily earned from interest. These investments are financed with shareholders' equity and institutional borrowings.

Mortgage Loan Portfolio
-----------------------

     As a matter of investment policy, all loans originated or purchased for the Trust's portfolio have a combined loan-to-value, at the time of acquisition, of not more than 75% of the collateral's value. Mortgage loans that defer part of the interest payment (negative amortization) are not acquired if the maximum deferred payment balance, when added to the original mortgage balance, exceeds 75% of the collateral's value at the time of origination. The collateral's value is verified by independent appraisal. During 2006, CAFC transferred 12 loans with a total nominal value of $6,108,330 that did not satisfy CAIT's standard underwriting criteria.

     As of December 31, 2007 the Mortgage Investment Business loan portfolio totaled $11,144,365 with an average loan size of $359,496, an average weighted yield of 11.06%, a weighted average adjusted maturity of 23 months and a weighted average combined loan-to-value ratio of 70%. First deeds of trust comprised 40% of the portfolio's dollar value and junior deeds of trust comprised 60%. As of December 31, 2006 the Mortgage Investment Business loan portfolio totaled $17,121,939 with an average loan size of $439,024, an average weighted yield of 11.16%, a weighted average adjusted maturity of 24 months and a weighted average combined loan-to-value ratio of 72%. First deeds of trust comprised 50% of the portfolio's dollar value and junior deeds of trust comprised 50%. These mortgage loans are concentrated in California due to California's prevalence of higher property values and mortgage loan balances.

Financing
---------

     The Mortgage Investment Business is financed by the shareholders' equity and institutional borrowings. The Bylaws restrict the encumbrance of the Company's assets to four (4) times its total shareholders' equity after excluding lines of credit and other financing obtained by WCFC. Additional lines of credit consistent with the financing objectives described herein may be sought.

MORTGAGE BANKING BUSINESS

General
-------

     The Mortgage Banking Business consisted of the origination and the purchase and sale of conforming and non-conforming mortgage loans secured by first liens and junior liens on single (one-to-four) family residential properties. The Mortgage Banking Business provided a conduit between the originators of such mortgage loans and permanent investors in such loans. On March 31, 2006 the Company's Board of Directors suspended its Mortgage Banking Business. Until December 29, 2006 CAAI contracted with CAFC to provide management, mortgage origination, loan processing, underwriting, and secondary sales services.

     CAFC purchased or originated each loan from mortgage bankers, mortgage brokers or existing borrower relationships. The Mortgage Banking Business assumed the potential risk of delinquency and/or credit losses as well as interest rate risk in the event of a delay in the sale of such loans. Such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC. CAFC's origination risk was minimized by the relatively short period that such loans were held prior to sale. Loans not purchased by for the Mortgage Investment Business were sold in the secondary market through whole loan sales or to an affiliate of the Former Manager. However, during 2006, twelve (12) loans with a total nominal value of $6,108,330 were transferred to CAIT that did not satisfy CAIT's standard underwriting criteria or investment objectives. These loans had a lower yield and/or a cumulative loan-to-value ratio greater than seventy-five percent.

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

     Although the Company has suspended its mortgage banking operations, the licenses to originate residential, multi -family and commercial mortgage loans in California remains active.

HEDGING

     Most of the Trust's mortgage investments have relatively short maturities. Therefore, the Trust has not implemented hedging strategies to protect against interest rate risks. However, hedging strategies and transactions may in the future be implemented by the Company based on various factors, including market condition, the expected volume of mortgage loan originations and purchases for investment and the mortgage volume and period of time required to accumulate and to sell mortgage loans.

     Hedging is complex and no hedging strategy or combination of hedging strategies can completely insulate the Company from interest rate risks. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases or in a period of rising and fluctuating interest rates. Therefore, the Company may incur significant costs, remain ineffectively hedged from interest rate risks, and obtain reduced return on equity than otherwise achievable without hedging.

SERVICING

     The Company acquires mortgage loans with mortgage servicing rights. Any mortgage loan sold by the Company is sold with the loan's mortgage servicing rights released. The Company does not separately acquire or maintain servicing rights. Loan servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The Company uses an unaffiliated third party to service its loan portfolio.

Servicing Portfolio
-------------------

     The following tables set forth certain information regarding the Trust's Mortgage Investment Business servicing portfolio of loans for the years ended.

                                           December 31,  December 31,
                                               2007         2006
                                           -----------   -----------
Beginning servicing portfolio              $17,121,939   $19,991,245
Loans added to the servicing portfolio              --     8,269,966
Loans sold, servicing released and
   principal paydowns (1)                    5,977,574    11,139,272
                                           -----------   -----------
Ending servicing portfolio                 $11,144,365   $17,121,939
                                           ===========   ===========
Number of loans serviced                            31            39
Average loan size                          $   359,496   $   439,024

(1) Includes normal loan payoffs, prepayments, principal amortization and foreclosures.


Geographical Distribution
-------------------------

     The following table sets forth the geographic distribution of the Trust's Mortgage Investment Business servicing portfolio at the dates presented:

                                 December 31, 2007      December 31, 2006
                               ---------------------  ---------------------
     State                     Number of      $-% of  Number of      $-% of
     -----                         loans   Portfolio      loans   Portfolio
                               ---------   ---------  ---------   ---------
     CA                               27         95%         34         96%
     Other                             4          5%          5          4%
                               ---------   ---------  ---------   ---------
     Totals:                          31        100%         39        100%
                               =========   =========  =========   =========

Interest
--------

     The weighted average interest for the Trust's Mortgage Investment Business portfolio of loans at December 31, 2006 was 11.16% and at December 31, 2007 was 11.06%.

Maturity
--------

     The weighted average adjusted maturity of the Trust's Mortgage Investment Business portfolio of loans at December 31, 2006 was 24 months and at December 31, 2007 was 23 months. The following table shows the Trust's maximum scheduled loan maturities at the dates presented.

                           December 31, 2007            December 31, 2006
                       -------------------------     ------------------------
                         Amount of        $-% of       Amount of       $-% of
     Terms of Loans          loans     Portfolio           loans    Portfolio
     --------------    -----------     ---------     -----------    ---------
     0-12 months         6,642,963           60%       6,838,011          40%
     13-24 months          464,727            4%       2,164,381          13%
     25-36 months        1,326,546           12%       1,347,685           8%
     37-48 months          415,806            4%       1,570,024           9%
     Over 48             2,294,323           21%       5,201,838           30%
                       -----------     ---------     -----------    ---------
     Totals:           $11,144,365           100%    $17,121,939          100%
                       ===========     =========     ===========    =========

Delinquencies
-------------

     The following table shows the Trust's Mortgage Investment Business delinquency statistics for its servicing portfolio at the dates presented.

                                 December 31, 2007      December 31, 2006
                               ---------------------  ---------------------
                               Number of      $-% of  Number of      $-% of
     Loans Delinquent For:         loans   Portfolio      loans   Portfolio
     ---------------------     ---------   ---------  ---------   ---------
     31-60 days                     6           29%       2            5%
     61-90 days                     2            6%       3           12%
     91 days +                      8 (1)       31%       9 (2)       22%
                               ---------   ---------  ---------   ---------
     Totals:                       16           66%      14           39%
                               =========   =========  =========   =========

(1) One of the 91 days+ delinquent loans were was satisfied or brought current by February 28, 2008. (2) Four of the 91 days+ delinquent loans were either satisfied or brought current by February 28, 2007.

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

EMPLOYEES

     At December 31, 2007, the Company has four employees. At December 31, 2006, the Company has one employee. The Company's employees are not subject to a collective bargaining agreement and the relation with its employee is satisfactory.

SELECTED FINANCIAL DATA

     The following table presents selected historical financial data derived from the audited financial statements of the Company with CAFC reported by the equity method of accounting for the years ended December 31, 2003. CAFC is consolidated for the years ended December 31, 2004, 2005, 2006 and 2007.

     The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                Year Ended December 31
                                         ----------------------------------------------------------------------
Financial Summary                           2007          2006           2005           2004           2003
                                         -----------   -----------    -----------    -----------    -----------
Operations:
Revenue                                   $1,114,958    $2,478,609     $3,797,885     $3,903,488     $2,605,765
Net income (loss)                        (2,939,689)   (1,631,428)      (307,308)        669,871        909,530

Per Share Data:
Weighted average basic earnings              ($7.73)       ($4.28)        ($1.13)          $0.80          $1.40
Weighted average diluted earnings            ($7.73)       ($4.28)        ($1.13)          $0.69          $1.19

Consolidated Balance Sheet Data:
Mortgage notes receivable                $11,144,365   $17,121,939    $26,318,616    $19,053,474    $20,556,488
Total assets                              12,169,179    18,204,100     30,956,866     25,769,248     26,612,605
Total liabilities                          3,955,164     7,049,874     18,023,873     11,694,078     12,401,943
Stockholders' equity                       8,214,015    11,154,226     12,932,993     14,075,170     14,210,662
Common share equity                        2,931,328     5,871,539      7,522,516      8,490,853      8,626,345
Common shares                                380,532       380,532        390,032        442,325        434,769
Common share book value                        $7.70        $15.43         $19.29         $19.20         $19.84

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive and administrative offices - located at 100 Pine Street, Suite 2450, San Francisco, California, 94111 - consist of approximately 1,100 square feet.

     The Company rents its offices from the Former Manager. On January 3, 2008, the Former Manager gave the required notice to cancel the sub-lease effective July 4, 2008. Management is actively considering its relocation options and expects to satisfactorily address its space requirements before July 4, 2008.

ITEM 3. LEGAL PROCEEDINGS

     Legal Proceedings are described in Note 18 to the Financial Statements which is included in the Form 10-KSB under Item 7, under the caption "Contingencies".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The following table summarizes the November 27, 2007 shareholder vote to elect Company Directors.

                      Proposal                             For             Against         Abstain
                                                     ----------------   -------------   -------------
                                                      votes       %     votes       %   votes      %
                                                     -------    -----   -----     ---   ------    ---
1  Election of Director: Alan R. Jones               323,408     87%    4,253      1%   43,888    12%
1  Election of Director: Ace J. Blackburn, Jr.       322,157     87%    5,504      1%   43,888    12%
1  Election of Director: James L. Grainer            323,408     87%    4,253      1%   43,888    12%
   All candidates received a majority of the vote.



--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The quarterly high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last three years follows:

                                                          Dividend per
  Year       Quarter            High       Low            Common Share
  ----       -------            ----       ---            ------------

  2005          1st             14.64     13.30               0.10
                2nd             13.90     11.70               0.00
                3rd             11.75      8.49               0.00
                4th             8.75       7.34               0.00
  2006          1st             8.50       7.01               0.00
                2nd             10.20      7.52               0.00
                3rd             18.99      7.13               0.00
                4th             11.00      7.85               0.00
  2007          1st             10.50      8.03               0.00
                2nd             9.84       7.65               0.00
                3rd             7.95       4.90               0.00
                4th             6.60       4.05               0.00
  2008    Jan.1 - Feb. 28       4.04       2.56               0.00

     On December 31, 2007, there were approximately 60 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Common Stock and approximately 135 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Preferred Stock, which is not publicly traded. The Company believes that its Preferred and Common Stock is beneficially held by in excess of 500 shareholders.

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

     The Board of Directors has not established a minimum distribution level for the Common Stock. During 2007 and 2006, no dividends per share on Preferred and Common Stock were declared and paid. Distributions to stockholders are generally taxable as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. During 2005, 2006 and 2007 the Company incurred taxable losses, also known as Net Operating Losses ("NOL"). NOL's may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Service waives mandatory dividend payments until prior year's allowable NOLs are recovered. As of December 31, 2006 the Company had cumulative federal NOLs of approximately $2,219,652. As of December 31, 2007 the Company's cumulative NOL is undetermined, but is expected to approximate $3,000,000.

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

     Preparation of Company's financial statements is based upon the consolidated operating results of the Company. Management's discussion and analysis of the operating results for the years ended December 31, 2007 and 2006 follows.

OVERVIEW

     In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange.

     During the first quarter of 2006, the Trust announced its intent to suspend mortgage banking loan originations and to monetize its mortgage banking loan portfolio. By year end 2006, mortgage banking loans (mortgages originally originated for sale into the secondary market) were transferred to the Trust.

     On December 29, 2006 the Company terminated its Management Agreement with Capital Alliance Advisors, Inc. ("Former Manager") and began to operate as a self managed company. Effective June 30, 2007 the Former Manager's Loan Servicing Agreement was terminated. During 2007, new management focused on internalizing operations, marketing non-performing assets, managing non-performing loans, resolving outstanding legal issues and reducing operating expenses.

     The current real estate market is characterized by both credit uncertainty and expected declines in residential property valuations. Due to these conditions the Company has focused on debt reduction in lieu of new investments in residential mortgages. The current conditions are expected to extend through calendar year 2009. The Company is reviewing its current investment policies to include other REIT permissible assets. During 2007, the pre-transition assets accounted for a loss of $2,656,848 due to impairment.

     On April 20, 2007 the Company's 100% owned taxable subsidiary changed its name from Capital Alliance Funding Corporation ("CAFC") to WrenCap Funding Corporation ("WCFC"). The transition agreement with the Former Manager required the Company to remove the name "Capital Alliance" from the Trust's name by June 30, 2008 and from CAFC's name by April 30, 2007. Since May 1, 2007 WCFC has traded exchange listed marketable securities.

     Mortgage investment loans are reported as mortgage notes receivable and held until prepayment, maturity or foreclosure. As of December 31, 2007, the Mortgage Investment Business portfolio totaled $11,144,365, consisting of 31 loans, of which 10 loans totaling $4,182,117 or 37% of the portfolio loan value were delinquent over 60 days. As of February 28, 2008, one of the delinquent loans was brought current or paid off and seven loans totaling $3,882,188 or 35% of the December 31, 2007 portfolio balance remained delinquent. As of December 31, 2007, the Trust held two properties as real estate investments for sale.

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

Revenue recognition. Interest income accrues as it is earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is four scheduled payments past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Operating Strategy
------------------

     Mortgage investment loans are reported as mortgage notes receivable and are held until prepayment, maturity or foreclosure. The Company owns non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust. These loans are primarily secured by California real estate. Historically, the Trust limited its mortgage investments to a cumulative loan to value ratio ("CLTV") that did not exceed 75% of the underlying collateral at the time of investment. The Company seeks to maximize the value of its loan portfolio through active asset management.

     During 2007 the repayment of mortgage notes receivable and the monetization of non-performing assets reduced institutional borrowings by $3,125,993. During 2008 the Company does not foresee reducing its institutional borrowing below $2,500,000, unless its credit facility is not renewed. The $7,000,000 credit facility has a scheduled maturity of November 14, 2008.

     The Company is reviewing its current investment policies to include other REIT permissible assets in addition to residential mortgage loans.

Loan Origination
----------------

     Until March 31, 2006, the Company's mortgage banking subsidiary originated loans in excess of the Trust's 75% CLTV investment standard for subsequent sale into the secondary mortgage market. During 2006, the Former Manager was unable to sell $6,108,330 of these mortgage banking loans at an acceptable price. Although these loans did not satisfy the Trust's investment standards, during 2006 these loans were transferred to the Trust and are reported as mortgage notes receivable.

     On December 29, 2006, the Board of Directors terminated the Former Manager. The Former Manager and the Company's mortgage banking operations accounted for 100% of the loans acquired by the Trust in 2006. During 2007, the Company did not acquire any loans from unaffiliated third parties or the Former Manager. Prospectively, portfolio loans may be acquired from unaffiliated third parties or the Former Manager.

Asset Management
----------------

     Asset management is mortgage loan servicing and real estate owned ("REO") dispositions. Loan servicing consists of collecting payments from borrowers making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, and in the event of unremedied defaults performing other administrative duties including supervising foreclosures. On June 30, 2007 the Loan Servicing Agreement with the Former Manager was cancelled. On July 1, 2007 the Company engaged a subservicer to provide loan servicing and actively works with the subservicer to maximize the loan portfolio's value.

     Only mortgage loans owned by the Company are serviced. The Company does not acquire loan servicing rights or maintain a loan's servicing rights at disposition. REO dispositions include all of the supervisory and administrative processes of preparing a foreclosed asset for sale.

Contingencies and Commitments
-----------------------------

     Loan loss reserves are estimates based on the anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of priority liens, costs of disposition, the face amount of the Company's mortgage loan and accrued interest receivable. As of December 31, 2007 and 2006, the Company reserved an allowance for loan losses of $2,155,000 and $782,309, respectively.

     Allowances for doubtful accounts are estimated reserves for the collectability of other receivables. As of December 31, 2007 and 2006, the Company reserved an allowance for doubtful accounts of $910,000 and $230,000, respectively.

     On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During 2006, two (2) loans for $2,500,000 were sold pursuant to this guarantee. During 2007, no loans were sold pursuant to this guarantee.

     As of December 31, 2007, the following table summarizes the Trust's outstanding repayment obligations.

                                                 Amount of Commitment Expiration Per Period
      Maximum Other                              ------------------------------------------
Commercial Commitments (a)      Total Amounts    Less than     1 - 3     3 - 5      After 5
 as of December 31, 2007          Committed       1 year       years     years       years
--------------------------      -------------    ----------    -----     -----      -------
Bank loans payable (b)           $3,641,828      $3,641,828      0         0            0
Warehousing facilities               0                0          0         0            0
Total Commercial Commitments     $3,641,828      $3,641,828      0         0            0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business' outstanding obligations as of December 31, 2007 due in less than one year were $3,641,828.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

     Revenues for the year ended December 31, 2007 decreased to $1,114,958 as compared to $2,478,609 for 2006. During 2007, interest income declined $1,092,807 due to CAIT's smaller loan portfolio as well as lower interest yields. Loan origination income decreased $190,474 and service release premiums decreased $93,297 due to the suspension of mortgage banking operations.

     Expenses for the year ended December 31, 2007 increased to $3,976,442 as compared to $3,780,414 for the previous year. The increase in 2007 compared to 2006 is due to deteriorating conditions in the mortgage market as the provision for loan losses was increased $1,329,354 and the provision for doubtful accounts was increased $450,000. Total interest expenses decreased $650,999 and the transition to self-management resulted in a total decrease in loan servicing and management fees to related parties of $665,051.

     During 2007 and 2006, there were real estate owned losses of $63,229 and $207,592 and real estate expenses of $15,598 and $122,031, respectively.

     Net Loss for the year ended December 31, 2007 was $2,939,689. Net Loss for the year ended December 31, 2006 was $1,631,428.

     At year ended December 31, 2007, the Company's mortgage notes receivable balance was $5,977,574 less than the mortgage notes receivable balance for the year ended December 31, 2006. At year ended December 31, 2007, the real estate owned balance was $1,559,826 greater than the year ended December 31, 2006 balance.

LIQUIDITY AND CAPITAL RESOURCES

     During 2005, the Trust secured a $7,000,000 term facility, with a two year maturity and a one year extension option. The option to extend was exercised and the facilities scheduled maturity is November 14, 2008. Management believes that existing cash balances, cash flow from operations, the mortgage loans that are paid off, the net proceeds of REO sales, additional credit facilities that may be obtained during 2008 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2007

     As of January 1, 2007, the Trust had $599,943 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2007 were $962,190. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

     The principal source of the Trust's increased liquidity was from investing activities. The primary use of cash was operating and financing activities.

     Net cash used by the operating activities during the year ended December 31, 2007 was $553,508. The increased non-cash provision for loan losses of $1,852,194, the increased non-cash allowance for doubtful accounts of $680,000 and the increase in other liabilities of $154,320 were the primary sources of cash. A net loss of $2,939,689 and the increase in accounts receivable of $467,594 were the primary uses of cash.

     Net cash of $4,021,748 was provided by investing activities. Decreased mortgage notes receivable provided $3,912,389 and the sale of real estate owned provided $241,819.

     Net cash used in financing activities during the year ended December 31, 2007 was $3,125,993. Reducing outstanding bank lines of credit by $3,125,993 was the only use of cash from financing activities.

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

     Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Company's assets are fixed-rate loans. The Company's loans are valued on the December 31, 2007 balance sheet at the lower of cost or market.

     As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets are decreased, the market value of its mortgage loans may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of its mortgage loans may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain loans. In addition, changes in the general level of the United States Prime Rate can affect the Company's net interest income. The majority of the Trust's liabilities are floating rate based on a spread over the daily 1 Month London Inter Bank Offered Rate ("LIBOR"). As the level of LIBOR increases or decreases, the Company's interest expense will move in the same direction.

     On account of the relatively short adjusted weighted average maturity of the mortgage investment portfolio (23 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Company may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

     Credit Risk. Credit risk is the exposure to loss from loan defaults and foreclosures. Default and foreclosure rates are subject to a wide variety of factors, including, but not limited to, property values, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy and other factors beyond the control of the Trust.

     All loans are subject to a certain probability of default and foreclosure. An increase in the Company's default rates may reduce the book value of the Company's assets, earnings and cash flow available to fund operations or pay dividends.

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

ITEM 7. FINANCIAL STATEMENTS

     The following Company consolidated financial statements are filed as part of this report:

     Report of Independent Registered Public Accounting Firm .......... FS-1
     Consolidated Balance Sheets ...................................... FS-2
     Consolidated Statements of Operations ............................ FS-3
     Consolidated Statements of Changes in Stockholders' Equity ....... FS-4
     Consolidated Statements of Cash Flows ............................ FS-5
     Notes to Consolidated Financial Statements ....................... FS-6

     The unaudited 2007 and 2006 fourth quarter operating statement is presented on the next page with the accompanying notes to the operating statement incorporated herein by reference to the Financial Statements with Independent Auditor Reports for the two year period ended December 31, 2007.

                       CAPITAL ALLIANCE INCOME TRUST LTD.
                         A REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended
                                                            December 31
                                                        2007           2006
                                                    -----------    -----------
REVENUES
     Interest income                                $   208,899    $   406,735
     Loan origination income                                 --             --
     Service release premium                                 --          7,500
     Other income                                         3,284          6,391
                                                    -----------    -----------
         Total revenues                                 212,183        420,626

EXPENSES
     Loan servicing fees to related party                    --        116,378
     Management fees to related parties                      --         49,489
     Interest expense on loans                           63,993        116,402
     Interest expense on loans from related party            --             --
     Commission expense                                  21,241             --
     Loan origination costs                              41,250            (92)
     Provisions for loan losses                       1,085,000        426,810
     Provisions for doubtful accounts                   680,000        230,000
     Wages and salaries                                 116,874             --
     Taxes                                               10,725         13,250
     General and administrative                          31,693        628,278
                                                    -----------    -----------
         Total expenses                               2,050,776      1,580,515
                                                    -----------    -----------

LOSS BEFORE OTHER INCOME (EXPENSES)                 $(1,838,593)   $(1,159,889)

     Operating expenses of real estate owned            (15,598)       (49,671)
     Loss on real estate owned                          (50,651)       (68,609)
     Gain on securities transactions                      2,481             --
                                                    -----------    -----------
         Total loss from other income (expenses)        (63,768)      (118,280)
                                                    -----------    -----------

NET LOSS                                            $(1,902,361)   $(1,278,169)
                                                    ===========    ===========


PREFERRED DIVIDENDS                                 $        --    $        --
                                                    ===========    ===========

NET LOSS AVAILABLE TO COMMON                        $(1,902,361)   $(1,278,169)
                                                    ===========    ===========

EARNINGS PER COMMON SHARE, BASIC AND DILUTED        $     (5.00)   $     (3.36)
                                                    ===========    ===========


DIVIDENDS PAID PER PREFERRED SHARE                  $      0.00    $      0.00
                                                    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                     $      0.00    $      0.00
                                                    ===========    ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     BASIC AND DILUTED                                  380,532        380,532
                                                    ===========    ===========

                 See accompanying notes to financial statements.

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust (the "Company"), as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Alliance Income Trust Ltd., A Real Estate Investment Trust as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/ Rothstein, Kass & Company, P.C.
-----------------------------------

Roseland, New Jersey
March 31, 2008

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets
                           December 31, 2007 and 2006


ASSETS                                                                               2007            2006
                                                                                 ------------    ------------
    Cash and cash equivalents                                                    $    962,190    $    599,943
    Restricted cash                                                                        --         123,037
    Marketable securities                                                             133,459             899
    Accounts receivable                                                             1,189,339       1,000,937
    Allowance for doubtful accounts                                                  (910,000)       (230,000)
                                                                                 ------------    ------------
        Net accounts receivable                                                       279,339         770,937
    Notes receivable:
       Mortgage notes receivable                                                   11,144,365      17,121,939
       Allowance for loan losses                                                   (2,155,000)       (782,309)
                                                                                 ------------    ------------
          Net notes receivable                                                      8,989,365      16,339,630
    Real estate owned                                                               1,804,826         245,000
    Origination costs, net                                                                 --         124,654
                                                                                 ------------    ------------
    Total assets                                                                 $ 12,169,179    $ 18,204,100
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Mortgage note holdbacks                                                 $         --    $    123,037
         Bank loans payable                                                         3,641,828       6,767,821
         Other liabilities                                                            313,336         159,016
                                                                                 ------------    ------------
    Total liabilities                                                               3,955,164       7,049,874

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;                     2,138           2,138
           213,820 shares issued and outstanding at December 31, 2007 and 2006
       Additional paid in capital - preferred stock                                 5,509,728       5,509,728
    Less treasury stock: 16,919 preferred shares at
           December 31, 2007 and 2006 at cost                                        (229,179)       (229,179)

       Common stock, $.01 par value; 2,000,000 shares authorized;                       5,000           5,000
           500,032 shares issued and outstanding at December 31, 2007 and 2006
       Additional paid in capital - common stock                                    9,394,577       9,394,577
    Less treasury stock: 119,500 common shares at
           December 31, 2007 and 2006                                              (1,699,771)     (1,699,771)
       Accumulated other comprehensive income (loss)                                     (385)            137
    Accumulated deficit                                                            (4,768,093)     (1,828,404)
                                                                                 ------------    ------------

    Total stockholders' equity                                                      8,214,015      11,154,226
                                                                                 ------------    ------------

    Total liabilities and stockholders' equity                                   $ 12,169,179    $ 18,204,100
                                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations
                 For the years ended December 31, 2007 and 2006



                                                             2007           2006
                                                         -----------    -----------
REVENUES
       Interest income                                   $ 1,086,972    $ 2,179,779
       Loan origination income                                    --        190,474
       Service release premium                                    --         93,297
       Other income                                           27,986         15,059
                                                         -----------    -----------
           Total revenues                                  1,114,958      2,478,609

EXPENSES
       Loan servicing fees to related parties                 15,500        449,388
       Management fees to related parties                         --        231,163
       Interest expense on loans                             318,515        931,112
       Interest expense on loans from related parties             --         38,402
       Commission expense                                     30,290             --
       Loan origination costs                                124,654         80,557
       Provision for loan losses                           1,852,194        522,840
       Provision for doubtful accounts                       680,000        230,000
       Wages and salaries                                    426,754        152,643
       Taxes                                                  39,286         41,845
       Amortization                                               --          5,550
       General and administrative                            489,249      1,096,914
                                                         -----------    -----------
             Total expenses                                3,976,442      3,780,414
                                                         -----------    -----------

LOSS BEFORE OTHER INCOME (EXPENSES)                       (2,861,484)    (1,301,805)

       Operating expenses of real estate owned               (15,598)      (122,031)
       Loss on real estate owned                             (63,229)      (207,592)
       Realized gain (loss) on securities transactions           622             --
                                                         -----------    -----------
             Total loss from other income (expenses)         (78,205)      (329,623)
                                                         -----------    -----------

NET LOSS                                                 $(2,939,689)   $(1,631,428)
                                                         ===========    ===========

PREFERRED DIVIDENDS                                               --             --
                                                         -----------    -----------

NET LOSS AVAILABLE TO COMMON                             $(2,939,689)   $(1,631,428)
                                                         ===========    ===========

LOSS PER COMMON SHARE, BASIC AND DILUTED                 $     (7.73)   $     (4.28)
                                                         ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                       $        --    $        --
                                                         ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                          $        --    $        --
                                                         ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       BASIC AND DILUTED                                     380,532        381,453
                                                         ===========    ===========


          See accompanying notes to consolidated financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
           Consolidated Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 2007 and 2006


                                                        Preferred                        Common
                                                        Additional                     Additional
                               Preferred   Preferred     Paid in    Common   Common      Paid in
                                 Shares      Stock       Capital    Shares   Stock       Capital
                               ---------    --------   ----------- --------  -------   -----------

BALANCE, JANUARY 1, 2006         209,681    $  2,138   $ 5,509,728  390,032  $ 5,000   $ 9,370,912
Acquisition of
  treasury stock                 (12,780)         --            --   (9,500)      --            --
Net loss                              --          --            --       --       --            --
Dividends                             --          --            --       --       --        23,665
Unrealized gain                       --          --            --       --       --            --
                               ---------    --------   ----------- --------  -------   -----------


BALANCE, DECEMBER 31, 2006       196,901       2,138     5,509,728  380,532    5,000     9,394,577
Net loss                              --          --            --       --       --            --
Unrealized loss                       --          --            --       --       --            --
                               ---------    --------   ----------- --------  -------   -----------


BALANCE, DECEMBER 31, 2007       196,901    $  2,138   $ 5,509,728  380,532   $5,000   $ 9,394,577
                               =========    ========   ===========  ========  ======   ===========

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
           Consolidated Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 2007 and 2006
                                   Continued

                                              Accumulated
                                                Other
                                Treasury     Comprehensive   Accumulated                   Comprehensive
                                  Stock       Income (Loss)    Deficit          Total       Income (Loss)
                               -----------   -------------   ------------    ------------  -------------
BALANCE, JANUARY 1, 2006      $(1,732,123)   $    (25,686)   $   (196,976)   $ 12,932,993
Acquisition of
  treasury stock                 (196,827)             --              --        (196,827)
Net loss                               --              --      (1,631,428)     (1,631,428)     (1,631,428)
Dividends                              --              --              --          23,665              --
Unrealized gain                        --          25,823              --          25,823          25,823
                              -----------    ------------    ------------    ------------  --------------
                                                                                           $   (1,605,605)
                                                                                           ==============
BALANCE, DECEMBER 31, 2006     (1,928,950)            137      (1,828,404)     11,154,226
Net loss                               --              --      (2,939,689)     (2,939,689)     (2,939,689)
Unrealized loss                        --            (522)             --            (522)           (522)
                              -----------    ------------    ------------    ------------  --------------
                                                                                           $   (2,940,211)
                                                                                           ==============
BALANCE, DECEMBER 31, 2007    $(1,928,950)   $       (385)   $ (4,768,093)   $  8,214,015
                              ===========    ============    ============    ============

          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows
                 For the years ended December 31, 2007 and 2006

                                                                2007            2006
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(2,939,689)   $(1,631,428)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                              1,852,194        392,309
       Provision for doubtful accounts                          680,000        230,000
       Loss on sale of real estate                               63,229             --
       Amortization of origination costs                        124,654             --
       Gain on sale of investment                                  (622)            --
       Stock-based compensation expense                              --         23,665
       Change in accounts receivable, net                      (467,594)      (285,195)
       Change in other assets, net                                   --         91,267
       Change in due from related parties                            --       (341,082)
       Change in in other liabilities, net                      154,320        (10,838)
                                                            -----------    -----------
         Net cash used in operating activities                 (533,508)    (1,531,302)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of (investment in) marketable securities             (132,460)        18,678
     Proceeds from investment in related party                       --          5,000
     Proceeds from origination costs                                 --         85,069
     Payments for warehousing facilities                             --     (4,842,646)
     Payments for warehousing facilities to related party            --       (950,000)
     Sale of real estate owned, net                             241,819      1,733,350
     Acquisition of mortgage payable                                 --       (962,127)
     Proceeds from mortgage notes receivable                  3,912,389      9,321,677
                                                            -----------    -----------
       Net cash provided by investing activities              4,021,748      4,409,001

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for bank loans, net                            (3,125,993)    (3,707,176)
     Purchase of treasury stock                                      --       (196,827)
     Preferred dividends paid                                        --             --
     Common dividends paid                                           --             --
                                                            -----------    -----------
       Net cash used in financing activities                 (3,125,993)    (3,904,003)
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            362,247     (1,026,304)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    599,943      1,626,247
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $   962,190    $   599,943
                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                 $   336,293    $   346,660
                                                            ===========    ===========
     Cash paid for taxes                                    $     28,35    $    24,439
                                                            ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Foreclosures, net of reserves                          $ 1,973,738    $   300,000
                                                            ===========    ===========


          See accompanying notes to consolidated financial statements.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006

1.   Organization
     ------------

     References to the "Company" refer to Capital Alliance Income Trust Ltd. (the "Trust") - a Real Estate Investment Trust ("REIT") - and WrenCap Funding Corporation ("WCFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary's name was changed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. As of December 31, 2007 and 2006, the Trust owns all of WCFC's common and preferred shares. As of December 31, 2007 and 2006, the Trust and WCFC are consolidated in the Company's financial statements.

     Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self advised.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of accounting. The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant inter-company amounts have been eliminated in consolidation.

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

     Cash and cash equivalents. Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less when purchased. The Company deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation. At times, the Company's account balances may exceed the insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

     Marketable securities. Marketable securities are classified as either trading, or available-for-sale. Management has not acquired any securities classified as trading securities. Trading securities, if acquired, would be reported at fair value, with unrealized gains and losses reported in the statement of operations. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statement of operations.

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

     Allowance for doubtful accounts. Management reviews its accounts receivable periodically and the Company has established an allowance for a receivable that may not be collectible. Management exercises judgment in establishing the allowance and the Company's actual losses may differ from the estimate.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006



2.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Real estate owned. Real estate owned results from foreclosure of mortgage notes receivable and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property minus estimated costs to sell. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned in the consolidated statements of operations.

     Origination costs. Due to the general decline in residential mortgage values, all previously capitalized origination costs were expensed in 2007. Prior to 2007, origination costs relating to investment mortgage notes receivable was capitalized and amortized over the term of the mortgage notes receivable.

     Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by comparing the mortgage note receivable interest rate to current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For loans payable, fair value is estimated by comparing the current applicable interest rates to the current applicable borrowing rates. As of December 31, 2007, the fair value of the Company's assets and liabilities approximate the carrying amounts reflected in the consolidated financial statements.

     Taxes. The Trust has elected to be taxed as a a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, REIT's are generally not required to pay federal income taxes if they distribute at least 90% of their taxable income and meet certain income, asset and shareholder tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

     Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income. During 2007 and 2006, the Company expensed $21,600 and $23,761, respectively, for payment of such taxes.

     Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. When the payment of principal or interest is 90 to 120 days past due, management discontinues the recording of interest income and if appropriate, establishes a reserve to protect against losses in the loan portfolio including accrued interest. The Trust's loan origination income is deferred and recognized over the life of the loan. During 2006, CAFC's loan origination income was recognized at origination and the service release premium was recognized at the time of the mortgage's sale into the secondary market.

     Stock-Based Compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" using the modified prospective application method. This standard requires companies to measure the cost of a recipient's services received in exchange for an award of an equity instrument based on the award's fair value on the grant date and recognize the cost over the period during which the recipient is required to provide service in exchange for the award, generally the vesting period. No compensation costs are recognized for equity instruments for which the recipient do not render the requisite service. Based on stock options that vested during 2006, the Company recorded $23,665 in additional compensation expense for the year ended December 31, 2006. No stock options were awarded or vested during 2007.

     Reclassifications. Certain 2006 amounts have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on reported net income or earnings per share.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006



2.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Recent accounting pronouncements. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation is effective for fiscal years beginning after December 15, 2006. The Company's adoption of FIN 48 did not have a material impact on the consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to chose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company's year ending December 31, 2009. The company is currently evaluating the impact of SFAS 159 on the Company's consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS 141 (R)") which replaces SFAS No. 141, "Business Combinations" and requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS 141 (R) may have on the Company's consolidated Financial Statements.

     Earnings Per Share. In accordance with SFAS No. 128 "Earnings Per Share," the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. At December 31, 2007, options to purchase 118,260 shares of common stock are not considered in the diluted earnings per share calculation due to anti-dilution. This is disclosed in Note 15.

3.   Restricted cash and mortgage note holdbacks
     -------------------------------------------

     Pursuant to mortgage loan agreements between the Company and its borrowers, a portion of the proceeds are held by the Company in segregated accounts to be disbursed to borrowers upon completion of improvements on the secured property. As of December 31, 2007 and 2006, restricted cash and the corresponding mortgage note holdbacks from the consummation of mortgage loans made amounted to $0 and $123,037, respectively.

4.   Marketable securities
     ---------------------

     Marketable securities consist of exchange listed equity securities which are classified as trading securities or available-for-sale securities by the Company. As of December 31, 2007, trading securities totaled $133,082, net of a short position of $8,634, which in the aggregate includes an unrealized loss of $386. During 2007, the Company recorded a realized gain of $622. There were no trading securities held in 2006. As of December 31, 2007, available-for-sale securities totaled $377 which resulted from an unrealized loss of $522 recorded in accumulated other comprehensive income. As of December 31, 2006, available-for-sale totaled $899, which included an unrealized gain of $137 recorded in accumulated other comprehensive income.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006

5.   Accounts receivable
     -------------------

     Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of December 31, 2007 and 2006, accrued interest, other amounts due from borrowers and the custodial account receivable were $1,189,339 and $1,000,937, respectively. As of December 31, 2007 and 2006,
     Management believes that an allowance for doubtful accounts of $910,000 and $230,000, respectively, is adequate protection against the collectability of the receivable as well as the costs associated with possible legal action.

6.   Warehousing facilities to related parties
     -----------------------------------------

     The Trust entered into a loan purchase agreement on December 12, 1997 with its taxable subsidiary. Under the terms of the agreement, the Trust advanced funds to the taxable subsidiary to acquire mortgage loans secured by real estate. The Trust then acquired the right, title and interest in such loans. The subsidiary is obligated to reacquire the loans from the Trust at a preset price. The interest rate on this line of credit varies with market conditions and is payable monthly. In 2007, the Trust earned no interest and $0 was outstanding as of December 31, 2007. The Trust earned interest in the amount of $1,563 at an interest rate of 11.25% during 2006, of which $0 was outstanding as of December 31, 2006.

     The aforementioned warehouse facility revolves monthly and is paid off as the mortgage loans held are sold or repaid by the loan's borrower.

7.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2007 and 2006 follows:

       Balance, beginning of year                      2007            2006
                                                  ------------    ------------
     Additions during period:                     $ 17,121,939    $ 26,443,616
          Originations                                      --      21,542,427
     Deductions during period:
          Collections of principal                    (162,099)       (120,010)
          Repayments                                (3,750,290)    (11,223,490)
          Sales                                             --     (19,220,604)
          Write-offs of uncollectible principal        (91,447)             --
          Foreclosures, net of reserve              (1,973,738)       (300,000)
                                                  ------------    ------------
     Balance, end of year                         $ 11,144,365    $ 17,121,939
                                                  ============    ============

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006


7.   Mortgage notes receivable (continued)
     -------------------------------------

     The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2007:

                                                                                                                       Amount of
                                                                                         Face amount      Carrying    delinquent
                                                       Final         Monthly    Lien       of           amount of     principal
Principal outstanding            Interest rate     maturity date     payment   Priority  mortgage(s)   of mortgage(s)  (Note A)
---------------------            -------------     -------------     -------   --------  -----------    -----------    --------
Individual loans
greater than $499,999:               12.50%            10/01/08      $15,625    Second   $1,500,000     $ 1,500,000     $    ---
                                     12.50%            12/01/06       10,157    Second      995,000         995,000      995,000
                                     12.50%            01/01/21        9,343    Second      800,000         896,975      896,975
                                     11.00%            10/01/08        6,875    First       750,000         750,000          ---
                                     11.00%            10/01/07        6,645    First       725,000         724,985      724,985
                                     13.00%            11/01/08        7,580    First       700,000         699,715          ---
Loans from $400,000-$499,999     6.95% to 12.75%   12 to 154 months                       1,905,000       1,893,630      480,000
Loans from $300,000-$399,999     6.38% to 11.00%   8 to 321 months                        1,681,443       1,589,133          ---
Loans from $200,000-$299,999    10.00% to 13.50%    1 to 27 months                        1,340,000       1,338,606      823,719
Loans from $100,000- 199,999     7.75% to 11.75%   20 to 307 months                         487,038         405,663      244,176
Loans up to $99,999              7.00% to 17.75%   20 to 215 months                         519,787         350,658       17,262
                                                                                        -----------     -----------   ----------
         Total Mortgage Notes Receivable at December 31, 2007                           $11,403,268     $11,144,365   $4,182,117
                                                                                        ===========     ===========   ==========

(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2007, there were ten
(10) loans totaling $4,182,117 of principal and $132,821 of interest that were 61 to 180 days delinquent on interest payments. There were five loans that were delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006



7.   Mortgage notes receivable (continued)
     -------------------------------------

     The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2006:

                                                                                                                       Amount of
                                                                                         Face amount      Carrying    delinquent
                                                       Final         Monthly    Lien       of           amount of     principal
Principal outstanding            Interest rate     maturity date     payment   Priority  mortgage(s)   of mortgage(s)  (Note A)
---------------------            -------------     -------------     -------   --------  -----------    -----------    --------
Individual loans
greater than $499,999:              10.50%            05/01/36       $17,500    First     2,000,000     $ 1,999,975     $    ---
                                    11.25%            03/01/07        16,523    First     1,762,500       1,762,500    1,762,500
                                    12.50%            10/01/07        15,625    Second    1,500,000       1,500,000          ---
                                    13.50%            04/01/08        12,084    Second    1,075,000       1,074,143          ---
                                    12.25%            12/01/06        10,157    Second      995,000         995,000      995,000
                                    12.50%            01/01/21         9,343    Second      800,000         896,975          ---
                                    10.50%            10/01/08         6,563    First       750,000         750,000      750,000
                                    11.00%            10/01/07         6,646    First       725,000         724,895          ---
                                    13.00%            11/01/07         7,583    First       700,000         700,000          ---
                                    10.50%            06/01/10         4,375    Second      500,000         500,000          ---
Loans from $400,000-$499,999    6.95% to 12.75%   24 to 166 months                        1,405,000       1,399,428      480,000
Loans from $300,000-$399,999    6.38% to 11.75%   13 to 333 months                        2,026,443       1,966,209      345,000
Loans from $200,000-$299,999   10.00% to 13.50%    0 to 45 months                         1,735,000       1,845,618    1,030,618
Loans from $100,000- 199,999    7.75% to 12.00%   2 to 319 months                           694,642         571,459      134,852
Loans up to $99,999             7.00% to 17.75%   32 to 269 months                          596,553         435,648       76,589
                                                                                        -----------     -----------  -----------
         Total Mortgage Notes Receivable at December 31, 2006                           $17,265,137     $17,121,939  $ 5,874,559
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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006

8.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent. Management believes a $2,155,000 and $782,309 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of December 31, 2007 and 2006, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses for the years ended December 31, 2007 and 2006 follows:

                                                     2007           2006
                                                -----------    -----------
     Provision for loan losses                  $ 1,852,194    $   522,840
     CAFC consolidation adjustments                      --       (102,398)
     Write-offs of uncollectible loans (net)       (479,503)       (28,133)
                                                -----------    -----------
     Total adjustments to allowance               1,372,691        392,309
     Balance, beginning of year                     782,309        390,000
                                                -----------    -----------
     Balance, end of year                       $ 2,155,000    $   782,309
                                                ===========    ===========

9.   Real estate owned
     -----------------

     As of January 1, 2006, the Company owned one property. During 2006, the Company sold one property and foreclosed on another property leaving one property as of December 31, 2006. During 2007, the Company sold one property and foreclosed on three properties providing for three properties as of December 31, 2007.

     A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2007 and 2006:

                                                                2007           2006
                                                            -----------    -----------
     Balance, beginning of year                             $   245,000    $ 1,978,350
     Additions:
     Foreclosed mortgage notes, net of reserve (non-cash)
                                                              1,973,738        300,000
     Repayment of senior debt                                        --       (962,127)
     Write-downs of property (non-cash)                        (108,864)            --
     Loss on sale (non-cash)                                    (63,229)      (165,031)
                                                            -----------    -----------
                                                              2,046,645      1,151,192
     Less: Proceeds from sale of real estate owned
           (net of closing costs)                              (241,819)      (906,192)
                                                            -----------    -----------

     Balance, end of year                                   $ 1,804,826    $   245,000
                                                            ===========    ===========

10.  Bank loans payable
     ------------------

     As of November 15, 2005, the Trust obtained a two-year term $7,000,000 credit facility with a one year extension. The Trust extended the facility in November of 2007. The facility provides an advance rate of up to 80% on the notes outstanding balance at an interest rate of one-month LIBOR plus 2.00%. As of December 31, 2007 and 2006, the LIBOR rate was 5.00% and 5.32% respectively. Included in the $3,641,828 and $6,767,821 due as of December 31, 2007 and 2006, respectively, is accrued interest payable monthly in the amounts of $21,828 and $39,606, respectively.

     The above facility revolves monthly and is paid down as the mortgage loans held were repaid or as the Trust applied excess working capital to reduce the outstanding balances.

     On December 14, 2005 the Trust guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank, FSB ("Bank"). The Trust is liable for the face amount of any note sold to the Bank. During 2006, two (2) loans with a principal balance of $2,500,000 were sold pursuant to this guarantee. During 2007, no loans were sold pursuant to this guarantee.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006


11.  Warehouse lines of credit
     -------------------------

     As of December 31, 2006, CAFC had borrowed $0 under a $5,000,000 funding agreement. The agreement provides a 100% advance rate on the notes outstanding balance at an interest rate of Prime plus 1.50% with a floor of 6.00%. As of December 31, 2006, the Prime rate was 8.25%. Interest is payable monthly with $0 accrued and payable as of December 31, 2006. The facility was retired during the fourth quarter of 2006.

     On November 15, 2005, CAFC entered into a $5,000,000 warehouse facility. The facility provides a 98% advance rate on the notes outstanding at an interest rate of the average one month LIBOR plus 3.00%. The facility was retired during the third quarter of 2006.

     The above warehouse facilities revolve monthly and are paid off as the mortgage loans held are repaid by the loan's borrower.

12.  Mortgage payable
     ----------------

     During 2007, the Trust foreclosed on three properties but did not assume any mortgage note payables. During 2006, the Trust foreclosed on a property and assumed a mortgage note payable in the amount of $962,127 with an annual interest rate of 8% with a monthly principal and interest payment of $8,253. The Trust sold the property during the third quarter of 2006. The assumed mortgage's principal balances as of December 31, 2007 and 2006 were $0 and $0, respectively.

13.  Related party transactions
     --------------------------

     The Former Manager, which is owned by Messrs. Swartz (a current director) and Konczal (a former director) provided management and advisory services and received fees for these services from the Trust. The Former Manager was also entitled to reimbursement from the Trust for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Former Manager was also reimbursed by CAFC for direct expenses and administrative services. On December 29, 2006, the Former Manager's management and advisory service contracts were terminated and the Trust paid the Former Manager a one time termination fee of $500,000 which is reported in General and administrative expenses in the consolidated statements of operations for the year ended December 31, 2006..

     The Former Manager received a management fee equal to one-twelfth (1/12) of 1% annually of the book value of mortgages, mortgage-related investments and real property ("Gross Mortgage Assets") of the Trust plus one-twelfth (1/12) of one-half percent (1/2%) of the book value of the non-mortgage assets of the Trust computed at the end of each month. The management fee also included reimbursement for the direct costs of overseeing the administration and disposition of real estate owned by the Trust and CAFC. The Trust's management fee was $196,943 for the year ended December 31, 2006.

     The Former Manager also earned a REO management fee for managing and servicing the properties that the Trust and CAFC have obtained through foreclosure of mortgage notes held. The fee for these services was $500 per month for each property held by the Trust and CAFC. The Trust's REO management fee was $6,000 in 2006.

     The Former Manager's incentive compensation for each fiscal quarter was 25% of the net income of the Trust in excess of an annualized return on common equity for such quarter equal to the ten year U.S. Treasury Rate plus 2.00%, provided that the payment of such incentive compensation does not reduce the Trust's annualized return on common equity for such quarter to less than the ten year U.S. Treasury Rate after the preferred dividend has been paid. The incentive compensation for 2006 was $0.

     The Former Manager earned an administration fee up to 25 basis points on mortgages funded for the benefit of CAFC as defined in the First Amended Residential Mortgage Loan Services Agreement. In 2006, $28,220 of such costs are included as part of management fees.

     The Former Manager received a loan origination and servicing fee equal to one-twelfth (1/12) of 2% annually of the Gross Mortgage Assets of the Trust computed at the end of each month. During 2006, the Trust capitalized 32.5% of this fee as origination costs and amortized them over the average life of the portfolio. The remaining 67.5% of the fee was expensed as the portion attributed for servicing.

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006

13.  Related party transactions (continued)
     --------------------------------------

     For the year ended December 31, 2006, the Trust paid loan origination and servicing fees of $390,629. In 2006, the Trust expensed $263,675 as servicing fees and $150,295 as amortization of loan origination costs. As of December 31, 2006, the Trust capitalized $126,954 of loan origination fees that were subsequently expensed during 2007.

     During 2001 CAFC paid a $5,000 deposit for an option to purchase Sierra Capital Corporate Advisors ("SCCA"). SCCA is owned by Messrs. Swartz and Konczal. On December 29, 2006 the option was transferred to the Former Manager for $5,000.

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

     On December 29, 2006, the Company entered into an agreement to sublease space for up to 36 months with the Former Manager. On January 1, 2008, the Former Manager gave the Trust 180 days notice of cancellation of the sublease. The following table describes the obligations of the lease without cancellation.

                                       2008           2009          Total
                                     -------         -------       -------
     Year ending December 31         $36,592         $37,408       $74,000

     On December 29, 2006, the Company entered into a Loan Servicing Agreement with the Former Manager to facilitate an orderly transition of mortgage loan collections and REO administration and services. On May 28, 2007, the Former Manager terminated the Loan Servicing Agreement effective June 30, 2007. During 2007, the Trust paid the Former Manager $15,500 for loan servicing and administration. Effective July 1, 2007, loan servicing and REO administration is supervised by the Company.

     During 2007, Mr. Wrensen independently engaged legal counsel on a shareholder matter. Subsequently, the Board approved the expenditure and as of December 31, 2007, the Company accrued a legal expense of $13,264 which was paid in 2008.

     During 2007, Messrs. Swartz and Konczal served as Non-Independent Directors on the Trust's Board of Directors and were paid $5,000 and $5,000, respectively, in meeting fees. During 2007, Mr. Swartz also received a retainer of $15,600 as Chairman of the Board.

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

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006


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

     As of January 1, 2006, the Trust's net Preferred Stock balance was 209,681. During 2006, the Trust purchased 12,780 Preferred Stock shares. During 2007, no Preferred Stock shares were purchased. As of December 31, 2007, the Trust's net Preferred Stock balance was 196,901.

     As of January 1, 2006, the Trust's net Common Stock balance was 390,032. During 2006, the Trust's cumulative Common Stock purchases totaled 9,500 shares. During 2007, no Common Stock was purchased and no options were exercised or awarded. As of December 31, 2007, the Trust's net Common Stock balance was 380,532.

15.  Common stock options
     --------------------

     The 1998 Incentive Stock Option Plan ("Plan") adopted by the Board of Directors and approved by stockholders, provided non-qualified Common Stock options for the purchase of 247,500 Common Shares of the Trust. Company officers, employees, agents, contractors and Directors of the board are the eligible recipients of the options. The options may have a term of up to 10 years with a first exercise date generally two (2) to six (6) months after the date of the grant. Under the terms of the Plan, the exercise price of each option will not be less than 100% of the Common Shares closing stock price on the date of grant.

     The activity in the Plan for the years ended December 31, 2007 and 2006 are as follows:
                                                                     Weighted
                                                                     average
                                                                     exercise
                                                      Options         price
                                                      --------      ---------
     Outstanding at January 1, 2006                    173,595      $   10.67
                    Granted                             19,062          10.65
                    Exercised                               --             --
                    Forfeited                          (31,437)        (10.56)
                                                      --------      ---------

     Outstanding at December 31, 2006                  161,220      $   10.69
                                                      --------      ---------
                    Granted                                 --             --
                    Exercised                               --             --
                    Forfeited                          (42,960)        (10.85)
                                                      --------      ---------
     Outstanding at December 31, 2007                  118,260      $   10.64
                                                      ========      =========
     Outstanding options exercisable as of
                   January 1, 2006                     173,595      $   10.67
                   December 31, 2006                   161,220      $   10.69
                   December 31, 2007                   118,260      $   10.64

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006

15.  Common stock options (continued)
     --------------------------------

     Stock options for 55,335 shares remain awardable. Forfeited stock options are eligible for re-awarding.

     The following table summarizes information with respect to stock options outstanding at December 31, 2007:

                                        Options outstanding
                           ---------------------------------------------------
                                       Weighted-average         Weighted-
     Range of             Number of  remaining contractual   average exercise
     exercise prices        shares       life (years)             price
                          ---------  ---------------------   ----------------
      $9.00 - $9.06          75,760          2.58               $  9.03
      $13.50                 42,500           .73                 13.50
                             ------          ----               -------

                            118,260          1.92               $ 10.64
                            =======          ====               =======

16.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2007 and 2006:

                                                         2007          2006
                                                     -----------    -----------
     Numerator:
     Net loss                                        $(2,939,689)   $(1,631,428)
     Preferred dividends attributable to income               --             --
                                                     -----------    -----------
     Numerator for basic and diluted Earnings per
     share income available to common stockholders   $(2,939,689)   $(1,631,428)
                                                     ===========    ===========
     Denominator:
           Basic weighted average shares                 380,532        381,453
           Dilutive effect of options                         --             --
                                                     -----------    -----------
           Diluted weighted average shares               380,532        381,453
                                                     ===========    ===========
     Basic loss per common share                     $     (7.73)   $     (4.28)
                                                     ===========    ===========
     Diluted loss per common share                   $     (7.73)   $     (4.28)
                                                     ===========    ===========

17.  Selected quarterly financial data - unaudited
     ---------------------------------------------

     Selected quarterly financial data is presented below by quarter for the year ended December 31, 2007:

                                                For the year ended December 31, 2007
                               -----------------------------------------------------------------------
                                 Total          4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                               -----------    -----------    -----------    -----------    -----------
     Revenue                   $ 1,114,958    $   212,183    $   252,494    $   309,245    $   341,036
     Loss from other items         (78,205)       (63,768)        (1,599)        (9,656)        (3,182)
        Net loss                (2,939,689)    (1,902,361)      (764,368)      (135,964)      (136,996)
        Preferred dividends             --             --             --             --             --
                               -----------    -----------    -----------    -----------    -----------
        Net loss applicable
        to common stock        $(2,939,689)   $(1,902,361)   $  (764,368)   $  (135,964)   $  (136,996)
                               ===========    ===========    ===========    ===========    ===========
     Loss per share,
         basic and diluted     $     (7.73)   $     (5.00)   $     (2.01)   $     (0.36)   $     (0.36)


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2007 and 2006


17.  Selected quarterly financial data - unaudited (continued)

     Selected quarterly financial data is presented below by quarter for the year ended December 31, 2006:

                                                 For the year ended December 31, 2006
                                ----------------------------------------------------------------------
                                  Total          4th Qtr        3rd Qtr       2nd Qtr        1st Qtr
                                -----------    -----------    -----------   -----------    -----------
     Revenue                    $ 2,478,609    $   420,626    $   541,022   $   656,554    $   860,407
     Loss from other items         (329,623)      (118,280)       100,867       (27,746)      (284,464)
        Net loss                 (1,631,428)    (1,278,169)        20,772         3,460       (377,491)
        Preferred dividends              --             --             --            --             --
                                -----------    -----------    -----------   -----------    -----------
        Net loss applicable to
        common stock            $(1,631,428)   $(1,278,169)   $    20,772   $     3,460    $  (377,491)
                                ===========    ===========    ===========   ===========    ===========
     Loss per share,
         basic and diluted      $     (4.28)   $     (3.36)   $      0.05   $      0.01    $     (0.98)

18.  Contingencies
     -------------

     The Trust is involved in four legal proceedings as of December 31, 2007.

     CAFC was named as defendant in a case filed on December 7, 2004. Plaintiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two amended complaints have been filed in addition to the initial one. The Plaintiff has represented himself. After CAFC was allowed by the court to foreclose on the primary collateral and the borrowing was paid in full, Plaintiff, upon the Court's insistence, obtained counsel and has filed an amended complaint, which is pending. The Plaintiff was deposed in May of 2006 and the discovery process is still ongoing.

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

     On November 1, 2007, CAFC was served a summons dated September 5, 2007 from a former borrower alleging that the Company assisted the replacement lender to unlawfully and illegally foreclose on the former borrower's property. The Company believes the summons is without merit and is seeking dismissal.

     On November 9, 2007, CAIT and CAFC were each served a summons dated October 9, 2007 alleging that the Company defrauded another mortgage company's investors. The other mortgage company, a former lender to a CAFC borrower, received the payoff proceeds of a CAFC provided loan from escrow. The other mortgage investment company allegedly failed to distribute the payoff proceeds of the repaid mortgage to the mortgage note's owners/participants and an owner/participant of the repaid note alleges that the Company assisted in the fraud. The Company believes the summons is without merit and is seeking dismissal.

     In March 2008, CAIT was named as a defendant in a complaint alleging breach of contract, fraud and negligence relating to two properties that were foreclosed by the Company. The Company believes the former mortgage holder's action is without merit and has filed an answer to the complaint and begun discovery.

19.  Subsequent events: Foreclosure/Sale of REO
     ------------------------------------------

     On February 8, 2008, the Trust sold an REO that provided a gain of approximately $50,000 and produced net cash of approximately $1,820,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal accounting officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with accounting principles generally accepted in the United States of America.

The Company's control over financial reporting provides for procedures that; (1) maintain records in reasonable detail to accurately and fairly reflect the transaction and disposition of Company assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principals generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with the Company's management and directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Financial statements.

The Trust's Chief Executive Officer and Principal Accounting Officer, based on their evaluation of the Trust's disclosure controls and procedures within 90 days of the filing date of this annual report, have evaluated the effectiveness of such controls and procedures. Based on such evaluations, they have concluded that the Trust's disclosure controls and procedures have effectively operated to ensure that all material information relating to the Trust and its operations and financial condition has been made known to them on a timely basis to prepare of this Report on Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION

         None

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Richard J. Wrensen, 52; Chairman, President, Chief Executive Officer, Chief Financial Officer (1)

     Class III Director since 2000; Chairman (since March 11, 2008) President, Chief Executive Officer (since December 29, 2006) and Chief Financial Officer (since 1998), Capital Alliance Income Trust; Former Executive Vice-President and Chief Financial Officer, Capital Alliance Advisors, Inc. and its Affiliates (1998 to 2006); Senior Vice-President and Chief Financial Officer, SNK Realty Group (Japanese merchant builder) (1997); Vice-President Finance, Mattison and Shidler (national real estate investment) (1987 to 1997); Associate, Marakon Associates (1985 to 1987); Vice-President and Controller, Ring Brothers Corp. real estate syndication and management (1981 to 1983); Division Controller, Great Southwest Corp. (1979 to 1981); Coopers & Lybrand (1978 to 1979).

Thomas B. Swartz, 76; Director

     Class I Director since 1995; Former Chairman (1995 until retirement March 7, 2008) and Chief Executive Officer (1995 to December 29, 2006) Chairman and Chief Executive Officer, Capital Alliance Advisors, Inc. (1989 to date); Chairman, Sierra Capital Acceptance (1995 to 2000); Chairman and Chief Executive Officer of Sierra Capital Companies and its Affiliates (1980 to date); Founder Chairman, Chief Executive Officer and Trustee of seven equity real estate investment trusts (1980 to 1991); Attorney at Law, Thomas Byrne Swartz, Inc. (1980 to date), and Bronson, Bronson, & McKinnon, San Francisco, California (1960 to 1980); Past President (1989 to 1990) and Member, Board of Governors (1983 to 1993), National Association of Real Estate Investment Trusts; Director (representing Federal Deposit Insurance Corporation) of two subsidiaries of American Diversified Savings Bank (in liquidation) (1990 to 1992) Member, Real Estate Advisory Committee to California Commissioner of Corporations (1972-1973); L.L.B., University of California at Berkeley Boalt School of Law
(1959); Lieutenant, U.S.N.R. 1954-1956 (active) and to 1967 (reserve); A.B., Yale University, (1954).

James L. Grainer, 52; Director (1)(2)(3)(4)

     Class III Director since 2006; From 2004 to 2007 President and Chief Financial Officer, Greenshift Corporation, a publicly listed alternative energy and environmental consulting firm); Chief Financial Officer, Polo Linen (2003 to
2004); Managing Director of Investment Banking, Zanett Securities (merchant banking firm) (2001 to 2003); Managing Director of Investment Banking, Prudential Securities (1992 to 2001); Senior Tax Manager, Deloitte & Touche (1979 to 1992); New York State licensed Certified Public Accountant (1979).

Alan R. Jones, 53; Director (1)(2)(3)

     Class I Director since 2007; has worked in investment management consulting, venture capital and investment banking. Since 2004 he has served as Managing Partner of A.R. Jones & Associates, LLC, a placement agent specialized in investment management, private equity and commercial real estate. In 2000, Mr. Jones co-founded Rampant Venture Group, a venture capital firm, and served as a Managing Partner. Previously, Mr. Jones worked in institutional sales and trading for Morgan Stanley and Salomon Brothers in both New York City and San Francisco. Mr. Jones is a Trustee of Phillips Exeter Academy and a Board member of the Student Conservation Association, where he chairs the Investment Committee. He earned a Masters of Business Administration from the Wharton School at the University of Pennsylvania and a B.S. from Dartmouth College.

Ace J. Blackburn, Jr., 52; Director (1)(2)(3)

     Class II Director since 2007; is the Senior Vice President and Chief Financial Officer of Trango Systems, Inc. and Z-Communications, Inc. Trango and Z-Communications are affiliated companies headquartered in San Diego, California. Trango has a global presence fixed wireless products and Z-Communications manufactures electrical components. From 1992 until 2005, Mr. Blackburn was a litigation and defense partner at Cooney, Mattson, Lance, Blackburn, Richards & O'Connor where he worked with and advised many Fortune 100 companies on defense litigation and business issues. He graduated from Brown University with a BA in economics and has an MBA and JD from the University of Miami in Florida.

(1)  A member of the Executive Committee.
(2) A member of the Audit Committee, Nominating & Corporate Governance Committee, and Compensation Committee.
(3) An Independent Director as defined in Rule 121A of the American Stock Exchange.
(4)  An Audit Committee Financial Expert

AUDIT COMMITTEE - FINANCIAL EXPERTS

     Relevant qualifying experience of the designated Audit Committee Financial Expert, in addition to that set forth above under Item 9, is as follows:

James L. Grainer

     A licensed Certified Public Accountant with extensive audit and tax experience with both publicly held and privately owned diversified financial service and investment companies.

EXECUTIVE OFFICERS

The following persons currently serve as Executive Officers. The Trust's Executive Officers hold office at the discretion of the Directors.

   Name                  Age       Position
   ------------------    ---       ----------------------------------------
   Richard Wrensen       52        President, Chief Executive Officer and
                                   Chief Financial Officer

   Gregory Bronshvag     40        Vice President Operations and Secretary

Richard J. Wrensen, 52; Chairman, President, Chief Executive Officer, Chief Financial Officer (1)

     Described previously with other Directors

Gregory Bronshvag, 40; Vice President and Secretary

     Vice President and Secretary since March 12, 2007. From 2001 until 2006, Mr. Bronshvag was an operations analyst and staff accountant for CAAI. Mr. Bronshvag was a high school mathematics teacher in the San Francisco Unified School District from 1993 until 2000. Mr. Bronshvag earned a Masters of Business Administration from the Keller Graduate School of Management, Devry University and a B.S. in Applied Mathematics from the Johns Hopkins University in Baltimore, Maryland.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

Name and                                           Salary   Bonus   Stock  Option
Principal Position                        Year     Awards   Awards  Awards Awards   Other     Total
------------------                        ----     ------   ------  ------ ------   -----     -----
Richard Wrensen
Chief Executive Officer, Director         2007    $180,000    $ 0     $ 0    $ 0   $ 7,800  $187,800
Chief Financial Officer, Director         2006    $   0       $ 0     $ 0    $ 0   $  0     $   0

     (a) Commencing October 1, 2007 until the termination of the Management Agreement between the Company and the Former Manager, Mr. Wrensen received compensation of $10,776 per month from the Former Manager. The Management Agreement terminated December 29, 2006. Mr. Wrensen's remuneration totaled $32,328. The Company did not reimburse the Former Manager for this expenditure.

Name and                           Salary  Bonus  Stock  Option
Principal Position          Year   Awards  Awards Awards Awards  Other   Total
------------------          ----   ------  ------ ------ ------  -----   -----
Gregory Bronshvag
Vice President Operations,  2007  $ 77,600   $ 0    $ 0    $ 0   $4,237 $81,837
Corporate Secretary

     Effective January 1, 2007 the Company entered into a thirty month Employment Agreement ("Agreement") with Richard Wrensen. Mr. Wrensen's Agreement provides for an initial base salary of not less than $180,000 per annum during 2007 and increase to not less than $190,000 per annum after 2007. The Agreement also includes an annual performance bonus based upon the annual common stock dividend above an annually determined threshold, a discretionary bonus of up to 25% of his annual base salary and a bi-annual common stock bonus of restricted securities, if the common stock's average closing price for the month of December 2008 exceeds $10.38 per share. The Agreement also allows for various determinations of these compensation items for termination of Mr. Wrensen's employment by the Board of Directors with cause, without cause or voluntary termination by Mr. Wrensen. Mr. Wrensen also receives a Company match of up to 3.0% of his compensation towards a Company sponsored Simple IRA, a transportation/parking allowance and other employee benefits such as health, life and disability insurance.

     Subsequent to year end 2007 the Company's Compensation Committee accepted Mr. Wrensen voluntary offered to waive consideration of a 2007 discretionary bonus and a bi-annual common stock bonus of restricted shares for the 2007 - 2008 periods. The Compensation Committee also accepted Mr. Wrensen voluntary offer to forego a 2008 base salary increase of $10,000, unless the Company's audited Net Income returns to profitability for the twelve months ended December 31, 2008.

     Mr. Bronshvag joined the Company February 2007 and was subsequently appointed Vice President and Corporate Secretary. In addition to his salary Mr. Bronshvag also receives a Company match of up to 3.0% of his compensation towards a Company sponsored Simple IRA, a transportation/parking allowance and other employee benefits such as health, life and disability insurance.

COMPENSATION OF DIRECTORS

Director Fees
-------------

     During 2007 the Trust paid Thomas Swartz, its Non-Executive,
Non-Independent Chairman a retainer of $15,600. Retainers are paid quarterly in arrears. Until December 29, 2006, Mr. Swartz served as the Chief Executive Officer of the Company and a Non-Independent Chairman. During 2006, Mr. Swartz did not qualify for a retainer.

     During 2007, Dennis Konczal served the Trust as a Non-Executive, Non-Independent Director and did not qualify for a retainer. Until December 29, 2006 Mr. Konczal served as President, Chief Operating Officer and as a Non-Independent Director. During 2006, Mr. Konczal did not qualify for a retainer.

     During 2006 and 2007 Mr. Wrensen served the Trust as an Officer and a Non-Independent Director. During 2006 and 2007 Mr. Wrensen did not qualify for a retainer.

     The Trust pays each Independent Director an annual retainer at the rate of $10,000 per year. Retainers are paid quarterly in arrears. During 2007, Messrs. Blackburn, Grainer, Jones, Brooks and Fehn received $3,194, $10,000, $7,611, $5,000 and $2,500, respectively as an Independent Director's retainer. In 2006 Messrs. Brooks, Blomberg, Grainer and Looper received $10,000, $9,167, $3,333 and $4,791, respectively, as an Independent Director's retainer.

     Effective February 29, 2008 the Board of Directors reduced the annual Independent Director's retainer to $8,000 per year.

Committee and Other Meeting Fees
--------------------------------

     During 2007 the Trust paid Thomas Swartz, its Non-Executive, Non-Independent Chairman $5,000 in total committee and meeting fees. Committee and other meeting fees are compensated at the rate of $500 each. Until December 29, 2006, Mr. Swartz served as the Chief Executive Officer of the Company and Non-Independent Chairman. During 2006, Mr. Swartz did not qualify for any committee or other meeting fees.

     During 2007 the Trust paid Dennis Konczal, a Non-Executive, Non-Independent Director, $5,000 in total committee and other meeting fees. Committee and other meeting fees are compensated at the rate of $500 each. Until December 29, 2006, Mr. Konczal served as President, Chief Operating Officer and as a Non-Independent Director. During 2006, Mr. Konczal did not qualify for any committee or other meeting fees.

     During 2006 and 2007 Mr. Wrensen served the Trust as an Officer and a Non-independent Director. During 2006 and 2007 Mr. Wrensen did not qualify for any committee or other meeting fees.

     The Independent Directors also receive $500 for each director's or committee meeting attended in person or by telephonic means. Since February 27, 2006, a $3,500 supplemental award per meeting may be paid at the discretion of the Board of Directors to Independent Directors for attending meetings held in California. During 2007 no supplemental awards were authorized and total committee and meeting fees for Messrs. Blackburn, Grainer, Jones, Brooks and Fehn were $4,500, $10,250, $7,250, $3,500 and $1,000, respectively. During 2006, total committee and meeting fees for Messrs. Brooks, Blomberg, Grainer and Looper were $5,800, $6,100, $0 and $5,500, respectively. Messrs. Brooks, Blomberg, and Looper meeting fees included a February 27, 2006 supplemental award of $3,500 each.

Separation Agreement
--------------------

     Mr. Konczal term as a Director expired on November 27, 2007. The Compensation Committee maintained his previously awarded stock options in exchange for Mr. Konczal providing unspecified consulting services until April 9, 2011.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Equity Compensation Plan Information
     ------------------------------------

---------------------------------- ------------------------ ----------------------- --------------------------------
                                    Number of securities       Weighted-average     Number of securities remaining
                                      to be issued upon       exercise price of      available for future issuance
                                         exercise of         outstanding options,      under equity compensation
                                    outstanding options,     warrants and rights      plans (excluding securities
                                    warrants and right *                              reflected in column (a)) *
                                         Column (a)               Column (b)                  Column (c)
---------------------------------- ------------------------ ----------------------- --------------------------------
    Equity compensation plans              118,260                  $10.63                      55,335
  approved by security holders
---------------------------------- ------------------------ ----------------------- --------------------------------
  Equity compensation plans not               0                      N/A                           0
  approved by security holders
---------------------------------- ------------------------ ----------------------- --------------------------------
              Total                        118,260                  $10.63                      55,335
---------------------------------- ------------------------ ----------------------- --------------------------------

* Reflects status of Plan as of December 31, 2007.

(b)  Security Ownership of Certain Non-Management or Non-Affiliate Beneficial
     ------------------------------------------------------------------------
     Owners
     ------

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2007 by each Non-Management or Non-Affiliated Beneficial Owner:

                                 Number of Shares of Stock   Percentage of Shares of
                                    Beneficially Owned       Stock Beneficially Owned
                                 -------------------------   ------------------------
Name of Beneficial Owner           Common        Preferred    Common        Preferred
------------------------           ------        ---------    ------        ---------
Estate of Thomas Morford (1)         0            16,334        0             8.3%
Frank Spottke (1)                    0            15,828        0             8.0%

(1)  Private investors.

(c)  Security Ownership of Management
     --------------------------------

     The following table sets forth certain information known to the Trust with respect to beneficial ownership of the Trust's Common Shares and Preferred Shares as of December 31, 2007 by (1) each Management person known to the Trust to beneficially own more than five percent of the Trust's Common Shares or Preferred Shares, (2) each Director, (3) the Trust's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners have, to the knowledge of the Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                              Number of Shares of Stock  Percentage of Shares of
                                 Beneficially Owned     Stock Beneficially Owned
                              ------------------------- ------------------------
Name of Beneficial Owner        Common        Preferred  Common      Preferred
--------------------------    ---------       --------- -------      ---------
Richard J. Wrensen (1),(2)     103,675          4,150     27.2%        2.1%
Gregory Bronshvag               1,100            375        *            *
James L. Grainer                 200              0         *            0
Alan R. Jones                    100              0         *            0
Ace J. Blackburn Jr.             100              0         *            0
Thomas B. Swartz (3),(4)        30,751          6,173      8.1%        3.1%
                                ------          -----      ----        ----
All directors and executive
     officers as a group       135,926         10,704     35.7%        5.4%
                               =======         ======     ====         ===

*    Represents less than 1% of outstanding shares.

(1) Mr. Wrensen has unexercised options to purchase 29,320 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. These holdings are not included in Mr. Wrensen's Common Share holdings.

(2) Mr. Wrensen's spouse owns 18,600 shares of Common Stock and 3,464 Series "A" Preferred Shares, in which Mr. Wrensen claims no beneficial interest. Such holdings represent 4.9% of the outstanding Common Shares and 1.8% of the outstanding Preferred Shares. These holdings are included in Mr. Wrensen's Common and Preferred Share holdings.

(3) Mr. Swartz has unexercised options to purchase 50,816 shares of Common Stock, all of which he has the right to acquire within 60 days from the date hereof. These holdings are not included in Mr. Swartz's Common Share holdings.

(4) Mr. Swartz's spouse owns 633 shares of Series "A" Preferred Shares in which Mr. Swartz claims no beneficial interest. Such holdings represent less than 1% of the outstanding Preferred Shares. Capital Alliance Advisors, Inc., the Trust's Former Manager, owns 25,618 Shares of Common Stock and 3,661 shares of Series "A" Preferred Shares, representing 6.7% of the outstanding Common Shares and 1.9% of the outstanding Preferred Shares. Mr. Swartz is a shareholder, Chairman and Chief Executive Officer of Capital Alliance Advisors Inc. These holdings are included in Mr. Swartz's Common and Preferred Share holdings.

(d)  Changes in Control
     ------------------
     None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements and Transactions with Directors, Officers, Members of the Former Manager and Other Affiliates

     Mr. Wrensen as the Company's President and Chief Executive Officer is not an Independent Director. Mr. Swartz, as a former officer of the Company, is not an Independent Directors (Mr. Swartz retired from the Board of Directors on March 7, 2008). Messrs. Grainer, Jones and Blackburn are Independent Directors and constitute 100% of the Nominating and Corporate Governance, Compensation and Audit Committees of the Board of Directors of the Trust. The Trust is in compliance with the listing requirements of the American Stock Exchange ("Exchange"). The Directors and their affiliates have fiduciary duties and obligations which will require them to resolve any conflicts of interest by exercising the utmost good faith and integrity. The Company's Code of Business Conduct and Ethics is posted on the Company's web address: www.caitreit.com. Additionally, the Bylaws provide that the Directors must, upon request by the Board of Directors, disclose any investments which are within the purview of the Trust's investment policies.

     Until December 29, 2006 Capital Alliance Advisors, Inc ("CAAI") provided
(a) management and advisory services to the Trust and CAFC in accordance with the Management Agreements with each entity and (b) mortgage origination and loan servicing services to the Trust and CAFC in accordance with the Mortgage Origination and Servicing Agreements with each entity. The Company may purchase mortgage loans for its Mortgage Investment Business from CAAI. Mr. Swartz a Company director is a shareholder, Chairman and Chief Executive Officer of CAAI.

     CAAI has interests that may conflict with those of the Trust. Mr. Swartz is involved in other businesses, including Calliance Realty Fund, LLC ("CRF") whose two divisions invest in mortgages encumbering commercial and mixed-use properties as well as residential properties. Such investments may conflict with their fiduciary responsibilities to the Company as these activities may generate business opportunities, profits or other rewards and the Company will not share in such remuneration.

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

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.
 3.1      Certificate of Incorporation and Amendment No. 1 (1)
 3.2      Bylaws of the Registrant (1)
 3.3      Certificate of Amendment of Certificate of Incorporation (3)
 4.1      Form of Stock Certificate of Common Shares of the Registrant (2)
 10.1 Form of Management Agreement between the Registrant and Capital Alliance Advisors, Inc. (1)
 10.2 Form of Indemnity Agreement between the Registrant and its Directors and Officers (1)
 10.3 Form of Loan Origination and Loan Servicing Agreement between the Registrant and
          Capital Alliance Advisors, Inc. (1)
 24.1     Power of Attorney of Thomas B. Swartz (1)
 24.7     Power of Attorney of Richard J. Wrensen (4)
 31.1     Sarbanes Certification of Richard J Wrensen
 31.2     Sarbanes Certification of Andrea Barney
 32.1     Sarbanes Certification

(1) These exhibits were previously contained in Registrant's Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

(2) These exhibits were previously contained in Amendment No. 1 to the Registrant's Registration Statement filed on Form S-11 with the Commission on January 15, 1997, and are incorporated by reference herein.

(3) These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4) This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

(b)  Reports on Form 8-K
     -------------------
     Form 8-K was filed on:

     o November 14, 2007 due to the press release regarding earnings for the third quarter of 2007.

(c)  Miscellaneous Exhibits
     ----------------------
     NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company's independent auditors also provided to the Trust's Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

     The Company's independent auditors, Rothstein, Kass & Company, LLP audited the financial statements for the year ended December 31, 2007 and 2006. The Audit Committee has determined that the provision of the services provided by Rothstein, Kass & Company, LLP as set forth herein are compatible with maintaining Rothstein, Kass & Company's, P.C. independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant Securities and Exchange Commission rules.

     Audit Fees. The known and expected fees for the fiscal year ended December 31, 2007 audit, review of form 10-KSB, and the quarterly review of Forms 10-QSB were $73,625. Fees for the fiscal year ended December 31, 2006 were $73,016.

     Audit Related Fees. Aggregate fees for all other audit related services rendered by Rothstein, Kass & Company, P.C. for fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

     Tax Fees. Aggregate fees for all tax services for fiscal years ended December 31, 2007 and 2006 were $6,500 and $9,500, respectively.

     All Other Fees. Aggregate fees for all other services for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

     Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include the Trust's audited financial statements in the Trust's Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       Capital Alliance Income Trust, Ltd.
                         A Real Estate Investment Trust

March 31, 2008

By: /s/   Richard J. Wrensen                  By: /s/  Andrea Barney
    ----------------------------                  ---------------------------
    Richard J. Wrensen                            Andrea Barney
    Chairman and                                  Principal Accounting Officer
    Chief Executive Officer                       Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard J. Wrensen                                Dated: March 31, 2008
--------------------------------------
Richard J. Wrensen
Chairman and Chief Executive Officer
President and Chief Financial Officer


/s/ James L. Grainer                                  Dated: March 31, 2008
--------------------------------------
James L. Grainer
Director

/s/ Alan R. Jones                                     Dated: March 31, 2008
--------------------------------------
Alan R. Jones
Director

/s/ Ace J. Blackburn                                  Dated: March 31, 2008
--------------------------------------
Ace J. Blackburn
Director