Form 10-Q
period 2008-03-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2008-05-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2008

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                                           94-3240473
  -------------------------------                           ----------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

100 Pine Street
Suite 2450
San Francisco, California                                          94111
---------------------------------------                         ----------
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

                                 Yes [X] No [_]

As of May 5, 2008, the issuer's common shares closed at $4.05 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $1,134,000. At that date approximately 381,000 common shares were outstanding of which 280,000 common shares were held by non-affiliates.

Transitional Small Business Disclosure Format. Yes [_] No [X]

                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (unaudited)




                                TABLE OF CONTENTS


         PART I  - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                           3

         Consolidated Statements of Operations                                 4

         Consolidated Statements of Cash Flows                                 5

         Notes to Consolidated Financial Statements                         6-10

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 11-14
         CONDITION AND  RESULTS OF OPERATIONS

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK                  15

ITEM 4   CONTROLS AND PROCEDURES                                              16
         PART II - OTHER INFORMATION

ITEM 1A  RISK FACTORS                                                      17-20

         SIGNATURES                                                           21

         CERTIFICATIONS






         All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets

                                                                        March 31,     December 31,
                                                                          2008           2007
                                                                      ------------    ------------
ASSETS                                                                 (unaudited)

    Cash and cash equivalents                                         $  3,723,774    $    962,190
    Marketable securities                                                   40,383         133,459

    Accounts receivable                                                  1,154,101       1,189,339
    Allowance for doubtful accounts                                       (863,000)       (910,000)
                                                                      ------------    ------------
        Net accounts receivable                                            291,101         279,339
    Notes receivable:
       Mortgage notes receivable                                         9,802,577      11,144,365
       Allowance for loan losses                                        (2,180,000)     (2,155,000)
                                                                      ------------    ------------
          Net notes receivable                                           7,622,577       8,989,365
    Real estate owned                                                       35,001       1,804,826
                                                                      ------------    ------------

    Total assets                                                      $ 11,712,836    $ 12,169,179
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Bank loans payable                                           $  3,243,003    $  3,641,828
         Other liabilities                                                 236,786         313,336
                                                                      ------------    ------------
    Total liabilities                                                    3,479,789       3,955,164

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;          2,138           2,138
           213,820 shares issued and outstanding at March 31, 2008
           and December 31, 2007
       Additional paid in capital - preferred stock                      5,509,728       5,509,728
    Less treasury stock: 16,919 and 16,919 preferred shares at
           March 31, 2008 and December 31, 2007 at cost                   (229,179)       (229,179)

       Common stock, $.01 par value; 2,000,000 shares authorized;            5,000           5,000
           500,032 shares issued and outstanding at March 31, 2008
           and December 31, 2007
       Additional paid in capital - common stock                         9,404,372       9,394,577
    Less treasury stock: 119,500 and 119,500 common shares at
           March 31, 2008 and December 31, 2007 at cost                 (1,699,771)     (1,699,771)
       Accumulated other comprehensive income                                 (416)           (385)
    Accumulated deficit                                                 (4,758,825)     (4,768,093)
                                                                      ------------    ------------

    Total stockholders' equity                                           8,233,047       8,214,015
                                                                      ------------    ------------

    Total liabilities and stockholders' equity                        $ 11,712,836    $ 12,169,179
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations
                                  (unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                            2008         2007
                                                         ---------    ---------
REVENUES
       Interest income                                   $ 236,610    $ 338,782
       Other income                                          4,396        2,254
                                                         ---------    ---------
           Total revenues                                  241,006      341,036

EXPENSES
       Loan servicing fees to related parties                   --        7,150
       Interest expense on loans                            48,215      111,682
       Commission expenses                                  22,205           --
       Provision for loan losses                            25,000      103,649
       Recovery of doubtful accounts                       (47,000)          --
       Wages and salaries                                  104,327       99,646
       Taxes                                                14,850        9,175
       Loan origination costs                                   --       25,503
       General and administrative                          110,107      118,045
                                                         ---------    ---------
             Total expenses                                277,704      474,850
                                                         ---------    ---------

LOSS FROM OPERATIONS                                       (36,698)    (133,814)

       Operating expenses of real estate owned              (2,969)      (3,182)
       Gain (loss) on real estate owned                     57,163           --
       Gain (loss) on securities transactions               (8,228)          --
                                                         ---------    ---------
             Total loss and income from asset held
               for disposal and real estate owned           45,966       (3,182)
                                                         ---------    ---------

NET INCOME (LOSS)                                        $   9,268    $(136,996)
                                                         =========    =========

PREFERRED DIVIDENDS                                             --           --
                                                         ---------    ---------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $   9,268    $(136,996)
                                                         =========    =========

BASIC EARNINGS PER COMMON SHARE                          $    0.02    $   (0.36)
                                                         =========    =========

DILUTED EARNINGS PER COMMON SHARE                        $    0.02    $   (0.36)
                                                         =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                       $      --    $      --
                                                         =========    =========

DIVIDENDS PAID PER COMMON SHARE                          $      --    $      --
                                                         =========    =========


     See accompanying notes to consolidated financial statements.



                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                           Three Months Ended
                                                                March 31
                                                           2008          2007
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                $     9,268    $  (136,996)
      Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
        Provision for loan losses                           25,000        103,649
        Recovery of doubtful accounts                      (47,000)            --
        Loss on sale of marketable securities                8,228             --
        Stock-based compensation expense                     9,795             --
        Change in accounts receivable                       35,238       (164,053)
        Change in in other liabilities                     (76,550)        48,108
                                                       -----------    -----------
          Net cash used in operating activities            (36,021)      (149,292)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of marketable securities           84,817             --
      Proceeds from origination costs                           --         25,503
      Proceeds from sale of real estate owned, net       1,769,825         (4,144)
      Proceeds from mortgage notes receivable            1,341,788      2,435,528
                                                       -----------    -----------
        Net cash provided by investing activities        3,196,430      2,456,887

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for bank loans, net                        (398,825)    (2,349,707)
      Purchase of treasury stock                                --             --
      Preferred dividends paid                                  --             --
      Common dividends paid                                     --             --
                                                       -----------    -----------
        Net cash used in financing activities             (398,825)    (2,349,707)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     2,761,584        (42,112)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             962,190        599,943
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 3,723,774    $   557,831
                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                           $    55,040    $   115,389
                                                       ===========    ===========
      Cash paid for taxes                              $        50    $       159
                                                       ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Foreclosures, net of reserves                    $        --    $ 1,762,500
                                                       ===========    ===========


     See accompanying notes to consolidated financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.   Organization
     ------------

     References to the "Company" refer to Capital Alliance Income Trust Ltd. (the "Trust") - a Real Estate Investment Trust ("REIT") - and WrenCap Funding Corporation ("WCFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary's name was changed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. As of December 31, 2007 and 2006, the Trust owns all of WCFC's common and preferred shares. As of March 31, 2008 and December 31, 2007, the Trust and WCFC are consolidated in the Company's financial statements.

     Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self advised.

2.   Summary of significant accounting policies
     ------------------------------------------

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 as reported in the Company's Form 10-KSB filed pursuant to 15d-2 with the Securities and Exchange Commission.

     Basis of presentation.   The accompanying unaudited consolidated financial
     statements as of March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ended December 31, 2007.

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

     Taxes.   The Trust has elected to be taxed as a REIT under the Internal
     Revenue Code of 1986, as amended (the "Code"). Under the Code, REIT's are generally not required to pay federal income taxes if they distribute at least 90% of their taxable income and meet certain income, asset and shareholder tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                  (unaudited)


2.   Summary of significant accounting policies (continued)
     -----------------------------------------------------

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

     Stock-based compensation. During the three months ended March 31, 2007 no option awards were issued. During the three months ended March 31, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

     Fair value of financial instruments. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by comparing the mortgage note receivable interest rate to current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For loans payable, fair value is estimated by comparing the current applicable interest rates to the current applicable borrowing rates. As of March 31, 2008 and December 31, 2007, the fair value of the Company's assets and liabilities approximate the carrying amounts reflected in the consolidated financial statements.

     Reclassifications. Certain 2007 amounts have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on reported net income or earnings per share.

     Earnings Per Share. In accordance with SFAS No. 128 "Earnings Per Share," the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. At March 31, 2008, options to purchase 173,595 shares of common stock are not considered in the diluted earnings per share calculation due to anti-dilution. This is disclosed in Note 8.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                  (unaudited)



3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                                 March 31,     December 31,
                                                  2008            2007
                                              ------------    ------------
     Balance, beginning of period             $ 11,144,365    $ 17,121,939
     Additions during period:
        Originations                                    --              --
     Deductions during period:
        Collections of principal                   (53,635)       (162,099)
        Repayments                              (1,288,153)     (3,750,290)
        Write off of uncollectible loans                --         (91,447)
        Foreclosures, net of reserve                    --      (1,973,738)
                                              ------------    ------------
     Balance, end of period                   $  9,802,577    $ 11,144,365
                                              ============    ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $2,180,000 and $2,155,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of March 31, 2008 and December 31, 2007, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                       March 31,   December 31,
                                                         2008         2007
                                                     -----------   -----------
     Provision for loan losses
         as reported on consolidated statements
         of operations                               $    25,000   $ 1,852,194
     Write-off of uncollectible loans (net)                   --      (479,503)
                                                     -----------   -----------
     Total adjustments to allowance                       25,000     1,372,691
     Balance, beginning of period                      2,155,000       782,309
                                                     -----------   -----------
     Balance, end of period                          $ 2,180,000   $ 2,155,000
                                                     ===========   ===========

5.   Real estate owned
     -----------------

     As of December 31, 2007, the Company owned three properties. During the three months ended March 31, 2008, the Company sold one property. As of March 31, 2008, the Company owned two properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                   March 31,    December 31,
                                                     2008          2007
                                                 -----------    -----------
     Balance, beginning of period                $ 1,804,826    $   245,000
     Additions:
     Foreclosed mortgage notes, net of
        reserve (non-cash)                                --      1,973,738
     Write-downs of property (non-cash)                   --       (108,864)
     Gain (loss) on sale (non-cash)                       --        (63,229)
                                                 -----------    -----------
                                                   1,804,826      2,046,645
     Less: Proceeds from sale of real
       estate owned (net of closing costs)        (1,769,825)      (241,819)
                                                 -----------    -----------

     Balance, end of period                      $    35,001    $ 1,804,826
                                                 ===========    ===========

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                  (unaudited)



6.   Fair Value Measurements
     -----------------------

     Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurement", for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company has elected to defer adoption of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

     The adoption of SFAS 157 to the Company's financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results.

     The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and includes situations where there is little, if any, market activity for the asset or liability.

                                March 31, 2008     Level 1    Level 2  Level 3
Asset:
     Cash and cash equivalents  $    3,723,774    $3,723,774   $   --  $   --
     Marketable securities              40,383        40,383       --      --
                                --------------    ----------   ------  ------
Total                           $    3,764,157    $3,764,157   $  ---  $  ---
                                ==============    ==========   ======  ======

     The fair values of the Company's cash and cash equivalents and marketable securities are determined through market observable and corroborated sources. The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

7.   Related party transactions
     --------------------------

     On January 1, 2007, to facilitate the transition to self-management, the Trust engaged the Former Manager to continue servicing its mortgage loans and REO until alternate servicing was arranged. CAAI was paid $50 per month per loan file for loan servicing and $500 per month per REO. Effective June 30, 2007, the Former Manager's loan servicing responsibilities was terminated. The Trust paid $5,650 in loan servicing fees and $1,500 in REO coordination fees for the three months ended March 31, 2007. Within the 2007 financial statements loan servicing and REO coordination fees are included in loan servicing fees to related parties.

     On January 1, 2007, the Trust entered into a sub-lease agreement with the Former Manager. As of March 1, 2008, the Trust paid rent of $10,179 to the Former Manager. The Former Manager has given the Trust notice that this agreement will terminate effective July 4, 2008.

     On March 8, 2008, Thomas B. Swartz, a Non-Independent Director, resigned from the Trust's Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until maturation or June 3, 2009, whichever comes first.

     On occasion, the Company and its former manager may have had related receivables and payables arising from ordinary business transactions. As of March 31, 2008 and December 31, 2007, the Company had a net payable of $0 and $0 from the Former Manager and a net payable of $0 and $0 from Calliance Realty Fund, LLC, respectively.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                  (unaudited)



8.   Preferred, common and treasury stock
     ------------------------------------

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

9.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007:

                                                        2008        2007
                                                     ---------   ---------
     Numerator:
     Net income (loss)                               $   9,268   $(136,996)

     Preferred dividends                                    --          --
                                                     ---------   ---------
     Numerator for basic and diluted earnings
     per share income (loss) available to
     common stockholders                             $   9,268   $(136,996)
                                                     =========   =========
     Denominator:
         Basic weighted average shares                 380,532     380,532
         Dilutive effect of options                         --          --
                                                     ---------   ---------
         Diluted weighted average shares               380,532     380,532
                                                     =========   =========

     Basic earnings per common share                 $    0.02   $   (0.36)
                                                     =========   =========
     Diluted earnings per common share               $    0.02   $   (0.36)
                                                     =========   =========

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are not based on historical information and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's public and stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Preparation of the Company's consolidated financial statements is based upon the operating results of the Trust and WCFC. Management's discussion and analysis of the results of operations for the three months ended March 31, 2008 and 2007 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange.

During the fourth quarter of 2006, the Company's shareholders voted to terminate the outside manager ("Former Manager" or "CAAI") and initiate internal management. On December 29, 2006, the Former Manager's management and advisory contracts were terminated and the Company commenced self-management.

Since the onset of 2007, the mortgage industry has experienced and is continuing to experience tumultuous change. Many industry participants have announced significant workforce reductions, delayed earnings reports and experienced precipitous drops in their share price. The most unfortunate companies have sought bankruptcy protection or have been forced into regulatory supervised mergers with better capitalized companies. The trends which precipitated these changes include the absence of credit, increasing residential mortgage delinquencies, loan foreclosures and the protracted withdrawal of investor interest in mortgage securities and whole loans.

The Company's residential loan portfolio continues to harbor unacceptable levels of non-performing assets. The portfolio's delinquencies will also reduce current revenues until the non-performing loans are monetized and their proceeds re-invested. During 2007 significant loan loss reserves were taken to recognize the embedded losses in non-performing loans and the general decline in residential mortgage loan values. In response to these problems and to maximize shareholder value, Management has continued to focus on efficient asset management as the strategic alternative to selling loans at depressed valuations. As mortgage loans are monetized, the Company's investment focus will expand to provide a source of future profitability and increased shareholder value.

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

As of January 1, 2008, the Trust had foreclosed real estate owned ("REO") of $1,804,826 and approximately 37% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 72% of total shareholder equity and approximately 204% of common shareholder equity. As of March 31, 2008, the Trust has REO for sale of approximately $35,001 and approximately 39% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans declined to approximately 48% of total shareholder equity and approximately 133% of common shareholder equity.

The Trust is a real estate investment trust ("REIT") and REIT's are generally required to distribute at least 90% of their annual taxable income as dividend payments. During 2005, 2006 and 2007, the Trust incurred taxable losses. On account of these losses, dividend payments were curtailed during 2005. These taxable losses, also known as Net Operating Losses ("NOL"), allow the Trust to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Code waives mandatory dividend payments until prior years taxable losses are recovered.

When the Trust produces pre-NOL taxable income, the Trust's Board of Directors will need to reconcile the competing opportunities of strengthening the Company's balance sheet and the priority of restoring dividend payments. This issue will require additional review and analysis by the Board of Directors.


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

Stock options.   Stock options granted prior to December 15, 2005 were issued with exercise prices no less than the market price of the Trust's common stock on the dates of grant. Because the exercise price is fixed at or above market price and other key terms are fixed, use of the intrinsic-value method was utilized and the Trust did not recognize an expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options. Options granted after December 15, 2005 were issued with exercise prices not less than the market price of the Trust's common stock on the dates of grant. These options are subject to a mandatory expense calculation.

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

During 2007, the repayment of mortgage notes receivable and the monetization of non-performing assets reduced institutional borrowings by $3,125,993 to $3,641,828. During the three months ended March 31, 2008, the Company continued to reduce its institutional borrowings to $3,243,003. During 2008, the Company does not foresee reducing its institutional borrowing below $2,500,000, unless its credit facility is not renewed or replaced. The existing $7,000,000 credit facility has a scheduled maturity of November 14, 2008.

The Company is reviewing its current investment policies to include other REIT permissible assets in addition to residential mortgage loans.

Loan Origination During 2007 and the three months ended March 31, 2008, the Company did not make or acquire any new loans. Prospectively, portfolio loans may be internally originated or acquired from unaffiliated third parties.

Asset Management Asset management is mortgage loan servicing and real estate owned ("REO") dispositions. Loan servicing consists of collecting payments from borrowers making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, and in the event of unremedied defaults performing other administrative duties including supervising foreclosures.

Only mortgage loans owned by the Company are serviced. The Company does not acquire loan servicing rights or maintain a loan's servicing rights at disposition. REO dispositions include all of the supervisory and administrative processes of preparing a foreclosed asset for sale.

Commitments and Contingencies.   As of March 31, 2008, the Company's loan
portfolio included 28 loans totaling $9,802,577 of which eight loans totaling $3,917,682 representing 37% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $2,180,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2007, the Company's loan portfolio included 31 loans totaling $11,144,365 of which 10 loans totaling $4,182,117 representing 37% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $2,155,000, if it is necessary to foreclose upon the mortgage loans.

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

The Company only issues loan commitments on a conditional basis and generally funds such loans promptly upon removal of any conditions. The Trust did not have any commitments to fund loans as of March 31, 2008 and March 31, 2007.

On December 14, 2005 the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During 2005, no loans were sold to Lehman Brothers Bank pursuant to this guarantee. During the first quarter of 2006, two loans for $2,500,000 were sold to Lehman Bothers Bank pursuant to this guarantee. Since the first quarter of 2006, the Company has not sold any loans to Lehman Brothers Bank or its affiliates.

As of March 31, 2008, the following table summarizes the Company's outstanding repayment obligations:

             Maximum Other
      Commercial Commitments (a)         Total Amounts
         as of March 31, 2007              Committed            Amount of Commitment Expiration Per Period
---------------------------------------- -------------- ------------------------------------------------------------
                                                          Less than     1 - 3 years       4 - 5          After 5
                                                           1 year                         years           years
---------------------------------------- -------------- -------------- -------------- --------------- --------------
Lines of Credit (b)                        $3,243,003    $3,243,003          0              0               0
---------------------------------------- -------------- -------------- -------------- --------------- --------------
Standby Repurchase Obligations                 0              0              0              0               0
---------------------------------------- -------------- -------------- -------------- --------------- --------------
Total Commercial Commitments              $3,243,003     $3,243,003          0              0               0
---------------------------------------- -------------- -------------- -------------- --------------- --------------

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business outstanding obligations as of March 31, 2008 due in less than 1 year were $3,243,003.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2008 and 2007. Revenues for the first quarter decreased to $241,006 as compared to $341,036 for the same period in the prior year. The decrease in revenue, during the first three months of 2008 was due to decreases in interest income of $102,172.

Expenses for the three months ended March 31, 2008 decreased to $277,704 as compared to $474,850 for the same period in the prior year. The decrease in expenses during the first three months of 2008 was primarily due to the decreases in the provision for loan losses of $78,649, in interest expenses of $63,467 and the recovery for doubtful accounts of $47,000.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, the Trust also secured a $7,000,000 term facility, with a November 14, 2007 maturity and a one year extension option. Management believes that cash flow from operations, the mortgage loans that are paid off, additional credit facilities that may be obtained during 2008 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

Three months ended March 31, 2008 and 2007. As of January 1, 2008 and 2007, the Trust had $962,190 and $599,943 of cash and cash equivalents, respectively. During the three month period ended March 31, 2008, cash and cash equivalents increased by $2,761,584. During the three month period ended March 31, 2007, cash and cash equivalents decreased by $42,112. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2008 and 2007 were $3,723,774 and $557,831.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the three months ended March 31, 2008 and 2007 was $36,021 and $149,292, respectively. During the first three months of 2008, net income provided $9,268, a change in other liabilities used $76,550, the recovery of doubtful accounts used $47,000 and a change in accounts receivable provided $35,238. During the first three months of 2007, net loss used $136,996, an increase in accounts receivable used $164,053 and the provision for loan losses provided $103,649.

Net cash provided by investing activities for the three months ended March 31, 2008 and 2007 was $3,196,430 and $2,456,887, respectively. During the first three months of 2008, proceeds from the sale of real estate owned provided $1,769,825 and mortgage notes receivable provided $1,341,788. During the first three months of 2007, a net decrease in mortgage notes receivable provided $2,435,528.

Net cash used in financing activities during the three months ended March 31, 2008 and 2007 was $398,825 and $2,349,707, respectively. During the first three months of 2008, net payments of bank loans used cash of $398,825. During the first three months of 2007, net payments of bank loans used cash of $2,349,707.

                                 PART I - ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk.   Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit risk.

Interest risk.   Interest rate risk is highly sensitive to many factors,
including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the March 31, 2008 and December 31, 2007 balance sheet at the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the Company's portfolio loans (21 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

Asset and liability management.   Asset and liability management is concerned
with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (21 months).

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

                                 PART I - ITEM 4

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

                                     PART II

                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

The Trust is involved in five legal proceedings as of March 31, 2008.

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

In March 2008, CAIT was named as a defendant in a complaint alleging breach of contract, fraud and negligence relating to two foreclosed properties. The Company believes the former mortgage holder's action is without merit and has filed an answer to the complaint and is seeking dismissal.

ITEM 1A RISK FACTORS

     The Company routinely encounters and addresses risks, some of which will cause its future results to fluctuate. The Company's present view of certain important strategic risks is presented below and these risk factors set forth below are not the only risks that the Company may face or that could adversely affect operating performance and value. If any of the risks discussed in this Form 10-Q actually occur, the business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of the Company's securities could decline significantly and an investor may lose all or part of their investment.

     The following discussion of risk factors contains "forward-looking statements", which may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with Part I, Item 1 - Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-KSB for 2007.

     Increased borrowing costs related to funding agreements would adversely affect operating profitability.
     The Company's borrowing costs under funding agreements correspond to LIBOR plus a margin. The LIBOR rate may vary.

     An increase in interest rates may harm the Company's book value and cause the price of its securities to decline.
     Increases in interest rates may harm the market value of the Company's mortgage assets. Fixed rate mortgages are generally harmed by an increase in the general rate of interest. In accordance with GAAP, the Company may be required to reduce its book value by the amount of any decrease in the market value of its mortgage-related assets.

     Failure to procure replacement funding on favorable terms, or at all, may adversely affect the Company's results and may, in turn, negatively affect the market price of the Company's common shares.
     The current situation in the sub-prime mortgage sector and the current weakness in the broader mortgage market could adversely affect the Company's lender and could cause the lender to be unwilling or unable to provide the Company with financing. This could potentially increase financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all securities and this could negatively impact the value of the mortgages in the Company's portfolio, thus reducing its net book value. Furthermore, if the Company's lender is unwilling or unable to provide additional financing, the Company could be forced to sell its assets at an inopportune time when prices are depressed.

     Possible market developments could cause the Company's lender to require the Company pledge additional assets as collateral. If these assets are insufficient to meet the collateral requirements, then the Company may be compelled to liquidate particular assets at an inopportune time.
     Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which the Company's portfolio is concentrated may reduce the market value of the Company's portfolio, which may cause its lenders to require additional collateral. This requirement for additional collateral may compel the Company to liquidate its assets at a disadvantageous time, thus harming operating results and net profitability.

     The Company's funding agreements to borrow funds may give its lender greater rights in the event that either the Company or the lender files for bankruptcy.
     The Company's borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving the Company's lender the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate the Company's collateral under the repurchase agreements without delay in the event that the Company files for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for the Company to recover its pledged assets in the event that a lender files for bankruptcy. Thus, the use of repurchase agreements exposes the Company's pledged assets to risk in the event of a bankruptcy filing by either the Company or its lender.

     Competition may prevent the Company from acquiring mortgage-related assets at favorable yields and that would negatively impact the Company's profitability.
     Future marginal GAAP net income largely depends on the Company's ability to acquire mortgage-related assets at favorable spreads over its borrowing costs. In acquiring mortgage assets, the Company competes with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources. As a result, the Company may not in the future be able to acquire sufficient mortgage assets at favorable spreads over its borrowing costs. If that occurs, future marginal profitability will be harmed.

     Mortgages are subject to delinquency, foreclosure and loss, which could result in losses.
     Residential mortgage loans are secured by single-family residential property and are subject to risks of loss, delinquency and foreclosure. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair borrower's abilities to repay their loans. Accordingly, the Company is subject to all of the risks of the underlying mortgage loans. In the event of a mortgage default, the Company may not realize its anticipated return on its investment and may incur a loss on it.

     Changes to the nature, extent or regulation of the business activities of Fannie Mae or Freddie Mac or declines in the U.S. real estate or credit markets might adversely affect their credit ratings and the market prices of their securities, including mortgage assets owned by the Company.
     Fannie Mae and Freddie Mac are shareholder-owned publicly traded corporations created by charters of the U.S. Congress. They are commonly referred to as government-sponsored enterprises ("GSEs") because of their special relationship with the U.S. government, although their obligations are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac purchase mortgage loans from mortgage originators and either hold those mortgages in their portfolios or pool them into MBS, which they guarantee for full and timely payment of principal and interest, regardless of whether the mortgagors actually make the payments. Fannie Mae's and Freddie Mac's obligations in respect of their respective guarantees rank equally with their respective senior unsecured debt securities, which are currently rated AAA by Standard and Poor's, Moody's and Fitch.

     There can be no assurance that Fannie Mae or Freddie Mac will continue to maintain their special relationship with the U.S. government or that the current regulatory structure of Fannie Mae and Freddie Mac will be maintained. Furthermore, the recent conditions in the U.S. subprime mortgage market have exposed Fannie Mae and Freddie Mac to substantial losses, and they could face more losses if the U.S. real estate and credit markets continue to decline. Elimination or modification of the special relationship or a change in their current regulatory structure, or further declines in the U.S. real estate or credit markets, could require or cause Fannie Mae or Freddie Mac to change the nature and extent of their business activities (including the type or amount of MBS they issue), could adversely affect their activities, financial condition and overall risk profile, and could adversely affect their credit ratings and the market prices of the MBS created and guaranteed by them and the shareholder's equity in the Company.

     The Company's Board of Directors may change the Company's operating policies and strategies without prior notice or stockholder approval and such changes could harm the Company's business, results of operation and stock price.
     The Company's Board of Directors can modify or significantly waive the current operating policies and strategies without prior notice and without stockholder approval. The Company cannot predict the effect any change to its current operating policies and strategies may have on its business, operating results and stock price; however, the effects may be adverse.

     The Company depends on key personnel and the loss of any of its key personnel could harm its operations.
     The Company depends on the diligence, experience and skill of its officers and other employees. Key officers include: Richard J. Wrensen, Chairman, President, Chief Executive Officer and Chief Financial Officer; Andrea Barney, Principal Accounting Officer and Controller; and Gregory Bronshvag, Vice President Operations and Secretary. The Company's dependence on its key personnel is heightened by the fact that it has a relatively small number of employees and the loss of any key person could harm the entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Richard J. Wrensen could seriously harm its business.

     Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
     In order to qualify as a REIT for federal income tax purposes, the Company must continually satisfy test concerning, among other things, its sources of income, the nature and diversification of the Company's mortgage portfolio and other assets, the amount it distributes to its stockholders and the ownership of its stock. The Company may also be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder the Company's ability to operate solely on the basis of maximizing profits.

     Failure to maintain an exemption from the Investment Company Act would harm the Company's results of operations.
     The Company believes that it conducts its business in a manner that allows it to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. If the Company failed to continue to qualify for an exemption from registration as an investment company, it ability to use leverage would be substantially reduced and the Company would be unable to conduct its business as planned. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interest in real estate". Under the SEC's current interpretation, qualification for this exemption generally requires the Company to maintain at least 55% of its assets directly in qualifying real estate interests. MBS that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify for purposes of the 55% requirement. Therefore, the Company's ownership of these MBS is limited by the Investment Company Act. In meeting the 55% requirement under the Investment Company Act, the Company may treat as qualifying interest MBS issued with respect to an underlying pool for which the Company would hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to maintain its exemption from registration as an investment company, the Company may be precluded from acquiring MBS whose yield is somewhat higher than the yield on MBS that could be purchased in a manner consistent with the exemption.

     The Company has not established a minimum dividend payment level for its common stockholders and there are no assurances of the Company's ability to pay dividends to them in the future.
     The Company intends to pay quarterly dividends and to make distributions to its common stockholders in amounts such that all or substantially all of its taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable the Company to qualify for the tax benefits accorded to a REIT under the Code. The Company has not established a minimum dividend payment level for its common stockholders and its ability to pay dividends may be harmed by the risk factors described in this report on Form 10-Q. All distributions to the Company's common stockholders will be made at the discretion of its Board of Directors and will depend on its earnings, its financial condition, maintenance of its REIT status and such other factors as its Board of Directors may deem relevant from time to time. There are no assurances of the Company's ability to pay dividends in the future. If the Company were to raise additional capital, its earnings per share and dividends per share may decline as a result of not being able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

     The Company's charter does not permit ownership of over 9.8% of its common or preferred stock and attempts to acquire the common or preferred stock in excess of the 9.8% limit are void without prior approval from the Board of Directors.
     For the purpose of preserving the REIT qualification and for other reasons, the Company's charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of its common stock or more than 9.8% of the outstanding shares of its preferred stock. The charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus by subject to the Company charter's ownership limit. Any attempt to own or transfer shares of the common or preferred stock in excess of the ownership limit without the consent of the Board of Directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. The Board of Directors has granted one exemption from the 9.8% ownership limitation.

     Future offering of debt securities, which would be senior to all classes of stock and equity securities, may harm the market price of the Company's common and preferred stock.
     In the future, the Company may attempt to increase its capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of the Company's debt securities and share of preferred stock and lenders with respect to other borrowings will receive a distribution of the Company's available assets prior to the common stockholders. The preferred stockholders may have a preference on dividend payments that could limit the Company's ability to make a dividend distribution to the common stockholders. Because the decision to issue securities in any future offering will depend on market conditions and other factors beyond the Company's control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, the common stockholders bear the risk of any future offerings reducing the market price of the Company's common stock.

     The Company may fail to qualify for continued listing on the American Stock Exchange ("AMEX").
     Due to changes in the ownership and profitability of the Company and the evolving listing requirements of exchange traded companies, the Company's common stock may not continue to qualify for the AMEX. Without listing on the AMEX or another national exchange, the Company's common share price may incur reduced liquidity and a reduced market price.


ITEM 1B     UNRESOLVED STAFF COMMENTS

       None

ITEM 2     CHANGES IN SECURITIES

       No common shares and preferred shares were purchased for treasury stock during the three month period ended March 31, 2008.

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

  31.1    Sarbanes Certification of Richard J. Wrensen

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


     (b)  Reports on Form 8-K.
          --------------------

          Form 8-K was filed on:

          o March 11, 2008 due to the press release of March 11, 2008 announcing the appointment of Richard J. Wrensen as Chairman of CAIT and the retirement of Thomas B. Swartz.

          o April 2, 2008 due to the press release of April 2, 2008 regarding the 2007 Earnings announcement.

          o April 10, 2008 due to the press release of April 10, 2008 regarding the Stock Repurchase Plan and the Omission of the 1st Quarter dividend.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated: May 15, 2008                      /s/  Richard J. Wrensen
                                         -----------------------
                                         Richard J. Wrensen
                                         President, Chief Executive Officer
                                         and Chief Financial Officer