Form 10-Q
period 2008-06-30
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2008-08-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2008

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------
                           (Exact name of Registrant)

            Delaware                                           94-3240473
  ------------------------------                           -----------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

100 Pine Street
Suite 560
San Francisco, California                                        94111
---------------------------------------                        ----------
(Address of principal executive office)                        (zip code)

                                 (415) 693-9500
                                 --------------
                         (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class Name of each exchange on which registered Common Stock $0.01 par value American Stock Exchange

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [_]


Smaller Reporting Company        Yes [X]    No [_]

As of August 4, 2008, the issuer's common shares closed at $4.39 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $1,229,200. At that date approximately 381,000 common shares were outstanding of which 280,000 common shares were held by non-affiliates.

                       CAPITAL ALLIANCE INCOME TRUST, LTD
                         A REAL ESTATE INVESTMENT TRUST

                   Notes to Consolidated Financial Statements
                                   (unaudited)




                                TABLE OF CONTENTS


         PART I  - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                           3

         Consolidated Statements of Operations                                 4

         Consolidated Statements of Cash Flows                                 5

         Notes to Consolidated Financial Statements                         6-11

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       12-15
         AND RESULTS OF OPERATIONS

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK               15-16

ITEM 4   CONTROLS AND PROCEDURES                                              16

         PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                    17

ITEM 1A  RISK FACTORS                                                      17-20

         SIGNATURES                                                           22

         CERTIFICATIONS




All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                          Consolidated Balance Sheets


                                                                        June 30,      December 31,
                                                                          2008            2007
                                                                      ------------    ------------
ASSETS                                                                 (unaudited)
                                                                      ------------
    Cash and cash equivalents                                         $  2,304,199    $    962,190
    Marketable securities                                                   24,621         133,459
    Accounts receivable                                                    896,274       1,189,339
    Allowance for doubtful accounts                                       (609,750)       (910,000)
                                                                      ------------    ------------
        Net accounts receivable                                            286,524         279,339
    Notes receivable:
       Mortgage notes receivable                                         7,622,178      11,144,365
       Allowance for loan losses                                          (556,703)     (2,155,000)
                                                                      ------------    ------------
          Net notes receivable                                           7,065,475       8,989,365
    Real estate owned                                                    3,378,714       1,804,826
    Other assets                                                             1,738              --
                                                                      ------------    ------------

    Total assets                                                      $ 13,061,271    $ 12,169,179
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Bank loans payable                                           $  2,008,877    $  3,641,828
         Senior liens                                                    2,636,110              --
         Other liabilities                                                 181,304         313,336
                                                                      ------------    ------------
    Total liabilities                                                    4,826,291       3,955,164

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;          2,138           2,138
           213,820 shares issued and outstanding at June 30, 2008
           and December 31, 2007
       Additional paid in capital - preferred stock                      5,509,728       5,509,728
    Less treasury stock: 16,919 and 16,919 preferred shares at
           June 30, 2008 and December 31, 2007 at cost                    (229,179)       (229,179)

       Common stock, $.01 par value; 2,000,000 shares authorized;            5,000           5,000
           500,032 shares issued and outstanding at June 30, 2008
           and December 31, 2007
       Additional paid in capital - common stock                         9,404,372       9,394,577
    Less treasury stock: 119,500 and 119,500 common shares at
           June 30, 2008 and December 31, 2007 at cost                  (1,699,771)     (1,699,771)
       Accumulated other comprehensive income                                 (582)           (385)
    Accumulated deficit                                                 (4,756,726)     (4,768,093)
                                                                      ------------    ------------

    Total stockholders' equity                                           8,234,980       8,214,015
                                                                      ------------    ------------

    Total liabilities and stockholders' equity                        $ 13,061,271    $ 12,169,179
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Operations
                                  (unaudited)



                                                     Three Months Ended         Six Months Ended
                                                           June 30                   June 30
                                                     2008          2007         2008        2007
                                                   ---------    ---------    ---------    ---------
REVENUES
       Interest income                             $ 123,091    $ 304,901    $ 359,701    $ 643,683
       Other income                                    1,957        4,344        6,353        6,598
                                                   ---------    ---------    ---------    ---------
           Total revenues                            125,048      309,245      366,054      650,281

EXPENSES
       Loan servicing fees to related parties             --        8,350           --       15,500
       Interest expense on loans                      32,871       73,286       81,086      184,968
       Commission expenses                            14,713        1,011       36,918        1,011
       Provision (recovery) for loan losses          (81,509)     118,000      (56,509)     221,649
       Provision (recovery) of doubtful accounts       6,954           --      (40,046)          --
       Wages and salaries                             90,504      105,113      194,831      204,759
       Taxes                                           5,148        9,978       19,998       19,153
       Loan origination costs                             --       36,962           --       62,465
       General and administrative                     51,179       82,853      161,286      200,898
                                                   ---------    ---------    ---------    ---------
             Total expenses                          119,860      435,553      397,564      910,403
                                                   ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS                                   5,188     (126,308)     (31,510)    (260,122)

       Operating expenses of real estate owned        10,348           --        7,379           --
       Gain (loss) on real estate owned                 (793)          --       56,370       (3,182)
       (Loss) on securities transactions             (12,645)      (9,656)     (20,873)      (9,656)
                                                   ---------    ---------    ---------    ---------
             Total gain (loss) from other items       (3,090)      (9,656)      42,876      (12,838)
                                                   ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                  $   2,098    $(135,964)   $  11,366    $(272,960)
                                                   =========    =========    =========    =========

PREFERRED DIVIDENDS                                       --           --           --           --
                                                   ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                  $   2,098    $(135,964)   $  11,366    $(272,960)
                                                   =========    =========    =========    =========

BASIC EARNINGS PER COMMON SHARE                    $    0.01    $   (0.36)   $    0.03    $   (0.72)
                                                   =========    =========    =========    =========

DILUTED EARNINGS PER COMMON SHARE                  $    0.01    $   (0.36)   $    0.03    $   (0.72)
                                                   =========    =========    =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                 $      --    $      --    $      --    $      --
                                                   =========    =========    =========    =========

DIVIDENDS PAID PER COMMON SHARE                    $      --    $      --    $      --    $      --
                                                   =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.


                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                      Six Months Ended
                                                                          June 30
                                                                     2008          2007
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                           $    11,366    $  (272,960)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Provision for (recovery of) loan losses                       (56,509)       221,649
       Unrealized gain on marketable securities                       36,839             --
       Recovery of doubtful accounts                                 (40,046)            --
       Stock-based compensation expense                                9,795             --
       Change in accounts receivable                                 (25,748)      (211,681)
       Change in other assets, net                                     1,739             --
       Change in other liabilities                                  (144,983)       (48,874)
                                                                 -----------    -----------
         Net cash used in operating activities                      (207,547)      (311,866)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds (loss) from sale of marketable securities               71,999        (89,000)
     Proceeds from origination costs                                      --         62,464
     Change in real estate owned, net                              1,769,825        234,868
     Proceeds from mortgage notes receivable                       1,327,732      2,900,928
                                                                 -----------    -----------
       Net cash provided by investing activities                   3,169,556      3,109,260

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for bank loans, net                                 (1,620,000)    (2,837,753)
     Purchase of treasury stock                                           --             --
     Preferred dividends paid                                             --             --
     Common dividends paid                                                --             --
                                                                 -----------    -----------
       Net cash used in financing activities                      (1,620,000)    (2,837,753)
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,342,009        (40,359)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       962,190        599,943
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 2,304,199    $   559,584
                                                                 ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                      $    93,570    $   200,721
                                                                 ===========    ===========

     Cash paid for taxes                                         $        50    $       159
                                                                 ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Foreclosures, net of reserves and senior liens              $   707,603    $ 1,849,220
                                                                 ===========    ===========


          See accompanying notes to consolidated financial statements.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST


1.   Organization
     ------------

     References to the "Company" refer to Capital Alliance Income Trust Ltd. (the "Trust") - a Real Estate Investment Trust ("REIT") - and WrenCap Funding Corporation ("WCFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary's name was changed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC's common and preferred shares and the Trust and WCFC are consolidated in the Company's financial statements.

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

     Basis of presentation.   The accompanying unaudited consolidated financial
     statements as of June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ended December 31, 2007.

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

     Revenue recognition.   Interest income is recorded on the accrual basis of
     accounting in accordance with the terms of the loans. Management reviews the likelihood that a loan will be repaid when the payment of principal or interest is 90 or more days past due. For these delinquent loans, Management may continue to record interest income or establish a loan loss reserve to protect against losses in the loan portfolio including previously accrued interest. However, if the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, additional interest is not accrued. Loan origination income and extension fees are deferred and recognized over the remaining life of the loan as interest income.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST



2.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

     Concentration of credit risk.   The Company holds numerous mortgage notes
     receivable. These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. Three loans representing approximately 7% of the loan portfolio are deeds of trust on residential properties not in California.

     Stock-based compensation.   During the six months ended June 30, 2007 no
     option awards were issued. During the six months ended June 30, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

     Fair value of financial instruments.   For cash and cash equivalents, the
     carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by comparing the mortgage note receivable interest rate to current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For loans payable, fair value is estimated by comparing the current applicable interest rates to the current applicable borrowing rates. As of June 30, 2008 and December 31, 2007, the fair value of the Company's assets and liabilities approximate the carrying amounts reflected in the consolidated financial statements.

     Reclassifications.   Certain 2007 amounts have been reclassified to conform
     to the 2008 presentation. Such reclassifications had no effect on reported net income or earnings per share.

     Earnings Per Share.   In accordance with SFAS No. 128 "Earnings Per Share,"
     the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. At June 30, 2008, options to purchase 88,940 shares of common stock are not considered in the diluted earnings per share calculation due to anti-dilution. This is disclosed in Note 7.

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST


2.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                                 June 30,      December 31,
                                                   2008           2007
                                              ------------    ------------
     Balance, beginning of period             $ 11,144,365    $ 17,121,939
     Additions during period:
        Originations                                    --              --
     Deductions during period:
        Collections of principal                   (25,938)       (162,099)
        Repayments                              (1,301,794)     (3,750,290)
        Write off of uncollectible loans                --         (91,447)
        Foreclosures, net of reserve            (2,194,455)     (1,973,738)
                                              ------------    ------------
     Balance, end of period                   $  7,622,178    $ 11,144,365
                                              ============    ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

     As of June 30, 2008, the Company's loan portfolio included 23 loans totaling $7,622,178 of which 8 loans totaling $3,808,267 representing 50% of the loan portfolio were delinquent over two payments. In assessing the collectability of these delinquent mortgage loans, management has established a loan loss reserve of $556,703, if it is necessary to foreclose upon the mortgage loans.

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

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the risk value of the subject collateral and non-collateral based metrics. Management believes a $556,703 and $2,155,000 allowance for loan losses is adequate to protect against potential losses inherent in all mortgage notes receivable as of June 30, 2008 and December 31, 2007, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                      June 30,     December 31,
                                                        2008          2007
                                                    -----------    -----------
     Provision for loan losses as reported
         on consolidated statements of operations   ($   56,509)   $ 1,852,194
     Adjustment for prior accruals                       68,509             --
     Write-off of uncollectible loans (net)          (1,610,297)      (479,503)
                                                    -----------    -----------
     Total adjustments to allowance                  (1,598,297)     1,372,691
     Balance, beginning of period                     2,155,000        782,309
                                                    -----------    -----------
     Balance, end of period                         $   556,703    $ 2,155,000
                                                    ===========    ===========

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST


5.   Real estate owned
     -----------------

     As of December 31, 2007, the Company owned three properties. During the six months ended June 30, 2008, the Company foreclosed on four properties and sold one property. Two of these properties included senior liens of $1,998,377 and $511,939. As of June 30, 2008, the Company owned six properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                   June 30,     December 31,
                                                                     2008          2007
                                                                 -----------    -----------
     Balance, beginning of period                                $ 1,804,826    $   245,000
     Add: Foreclosed mortgage notes, net of reserve (non-cash)     4,735,810      1,973,738
     Less: Write-downs of property (non-cash)                     (1,273,649)      (108,864)
     Less: Deferred carrying costs                                  (118,448)            --
     Add: Gain (loss) on sale (non-cash)                                  --       (63,229)
     Less: Proceeds from sale of real estate owned
     (net of closing costs)                                       (1,769,825)      (241,819)
                                                                 -----------    -----------

     Balance, end of period                                      $ 3,378,714    $ 1,804,826
                                                                 ===========    ===========

6.   Bank Loans Payable
     ------------------

     The Company has a line of credit with a lender in which the Company pledges qualified mortgage notes and receives advances of up to 80% of the value of the note. Interest is payable monthly at the daily one month LIBOR rate and a spread of 2.00%. During the six months ended June 30, 2008, the Company reduced its institutional borrowings from $3,641,828 to $2,000,000. As of June 30, 2008, the Company had an accrued interest payable of $8,877. The Company does not anticipate the renewal of this line of credit which is scheduled to mature on November 14, 2008.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

7.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the six months ended June 30, 2008 and 2007:

                                                                        2008        2007
                                                                     ---------   ---------
     Numerator:
         Net income (loss)                                           $  11,366   $(272,960)

         Preferred dividends                                                --          --
                                                                     ---------   ---------
         Numerator for basic and diluted earnings per share income
         (loss) available to common stockholders                     $  11,366   $(272,960)
                                                                     =========   =========
     Denominator:
         Basic weighted average shares                                 380,532     380,532
         Dilutive effect of options                                      1,476          --
                                                                     ---------   ---------
         Diluted weighted average shares                               382,008     380,532
                                                                     =========   =========

     Basic earnings per common share                                 $    0.03   $   (0.72)
                                                                     =========   =========

     Diluted earnings per common share                               $    0.03   $   (0.72)
                                                                     =========   =========

8.   Related party transactions
     --------------------------

     On January 1, 2007, to facilitate the transition to self-management, the Trust engaged the Former Manager to continue servicing its mortgage loans and REO until alternate servicing was arranged. CAAI was paid $50 per month per loan file for loan servicing and $500 per month per REO. Effective June 30, 2007, the Former Manager's loan servicing responsibilities was terminated. The Trust paid $5,650 in loan servicing fees and $1,500 in REO coordination fees for the three months ended June 30, 2007. Within the 2007 financial statements loan servicing and REO coordination fees are included in loan servicing fees to related parties.

     On January 1, 2007, the Trust entered into a sub-lease agreement with the Former Manager. As of June 30, 2008 and 2007, the Trust paid rent of $20,483 and $19,588, respectively, to the Former Manager. The Trust was given notice by the Former that the lease would be terminated July 4, 2008 and the Trust has relocated and entered into a new lease with an independent third party.

     On March 8, 2008, Thomas B. Swartz, a Non-Independent Director, resigned from the Trust's Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until their scheduled maturity or June 3, 2009, whichever date occurs earlier.

9.   Preferred, common and treasury stock
     ------------------------------------

     The Preferred Share dividend preference is non-cumulative The Preferred Shares are entitled to a dividend in an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during each year. If the Directors do not set a record date, the record date is the first day of the month. The annualized return is the lesser of: (a) 10.25%, (b) 1.50 % over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors.

     After declaring dividends for a given year to the Preferred Shareholders in the amount of the dividend preference, no further dividends may be declared on the Preferred Shares for the subject year, until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year. Any additional dividends generally will be allocated such that the amounts of dividends per share to the Preferred Shareholders and Common Shareholders for the subject year are equal. Any additional Preferred Share dividends are non-cumulative.

                      CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A REAL ESTATE INVESTMENT TRUST

9.   Preferred, common and treasury stock (continued)
     ------------------------------------

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

10.  Fair Value Measurements
     -----------------------

     Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurement", for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FAS 157-2, "Effective Date of FASB Statement No. 157", the Company has elected to defer adoption of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

     The adoption of SFAS 157 to the Company's financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results.

     The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and includes situations where there is little, if any, market activity for the asset or liability.

                                       June 30,
                                         2008        Level 1   Level 2   Level 3
                                      ----------   ----------  -------   -------
     Asset:
          Cash and cash equivalents   $2,304,199   $2,304,199  $    --   $    --
          Marketable securities           24,621       24,621
                                      ----------   ----------  -------   -------

     Total                            $2,328,820   $2,328,820  $    --   $    --
                                      ==========   ==========  =======   =======

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

Preparation of the Company's consolidated financial statements is based upon the operating results of the Trust and WCFC. Management's discussion and analysis of the results of operations for the three and six months ended June 30, 2008 and 2007 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange ("AMEX"). During the fourth quarter of 2006, the Company's shareholders voted to terminate the outside manager ("Former Manager" or "CAAI") and initiate internal management. On December 29, 2006, the Former Manager's management and advisory contracts were terminated and the Company commenced self-management. On July 2, 2008, the shareholder approved a new corporate name, Eastern Light Capital, Incorporated. The new name will become official in the third quarter of 2008 and the common shares will continue to trade on the AMEX with a new ticker symbol.

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

The Company's residential loan portfolio continues to harbor unacceptable levels of non-performing assets. The portfolio's delinquencies will also reduce current revenues until the non-performing loans are monetized and their proceeds re-invested. During 2007, significant loan loss reserves were taken to recognize the embedded losses in non-performing loans and the general decline in residential mortgage loan values. In response to these problems and to maximize shareholder value, Management has continued to focus on efficient asset management as the strategic alternative to selling loans at depressed valuations. As mortgage loans are monetized, the Company's investment focus will expand to provide a source of future profitability and increased shareholder value. Foreclosed loans, also known as Other Real Estate Owned or "REO" typically require additional time to monetize. However, Management does not expect to report additional writedowns on its current REO balance.

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

Stock options.   Stock options granted prior to December 15, 2005 were issued with exercise prices no less than the market price of the Trust's common stock on the dates of grant. Because the exercise price is fixed at or above market price and other key terms are fixed, use of the intrinsic-value method was utilized and the Trust did not recognize an expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options. Options granted after December 15, 2005 are issued with exercise prices not less than 110% of the market price of the Trust's common stock on the award dates and are subject to a mandatory expense calculation at the award dates and recognized upon vesting.

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

Loan Origination.   During 2007 and the six months ended June 30, 2008, the
Company did not make or acquire any new loans. Prospectively, portfolio loans may be internally originated or acquired from unaffiliated third parties.

 Asset Management.   Asset management is mortgage loan servicing and real estate owned ("REO") dispositions. Loan servicing consists of collecting payments from borrowers making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, and in the event of unremedied defaults performing other administrative duties including supervising foreclosures. In assessing a delinquent mortgage loan, management reviews the likelihood that a net gain will be recognized from foreclosing on the delinquent mortgage loan. Estimates are based on an anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of pre-existing liens, costs of disposition, the face amount of the mortgage loan and accrued interest receivable.

Only mortgage loans owned by the Company are serviced. The Company does not acquire loan servicing rights or maintain a loan's servicing rights at disposition. REO dispositions include all of the supervisory and administrative processes of preparing a foreclosed asset for sale.

Commitments and Contingencies.   The Company only issues loan commitments on a
conditional basis and generally funds such loans promptly upon removal of any conditions. The Trust did not have any commitments to fund loans as of June 30, 2008 and 2007. On December 14, 2005, the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During 2005, no loans were sold to Lehman Brothers Bank pursuant to this guarantee. During the first quarter of 2006, two loans for $2,500,000 were sold to Lehman Bothers Bank pursuant to this guarantee. Since the first quarter of 2006, the Company has not sold any loans to Lehman Brothers Bank or its affiliates.

As of June 30, 2008, the Company owned six properties. Two of these properties included Senior liens of $1,998,377 and $511,939.

As of June 30, 2008, the following table summarizes the Company's outstanding repayment obligations:

             Maximum Other
      Commercial Commitments (a)         Total Amounts
          as of June 30, 2008              Committed            Amount of Commitment Expiration Per Period
---------------------------------------- -------------- -------------- -------------- --------------- --------------
                                                          Less than     1 - 3 years       4 - 5          After 5
                                                           1 year                         years           years

Lines of Credit (b)                       $2,008,877     $2,008,877          0              0               0
Standby Repurchase Obligations                 0              0              0              0               0
Total Commercial Commitments              $2,008,877     $2,008,877          0              0               0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Outstanding obligations as of June 30, 2008 due in less than 1 year were $2,008,877.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended June 30, 2008 and 2007.   Revenues for the second quarter
decreased to $125,048 as compared to $309,245 for the same period in the prior year. The decrease in revenue, during the second quarter of 2008 was due to decreases in interest income of $181,810. Interest income declines on account of a reduction in the mortgage notes receivable balance.

Expenses for the second quarter of 2008 decreased to $119,860 as compared to $435,553 for the same period in the prior year. The decrease in expenses during the second quarter of 2008 was primarily due to the decreases in the provision for loan losses of $199,509, in interest expenses of $40,415, in loan origination costs of $36,962 and general and administrative of $31,674.

Six months ended June 30, 2008 and 2007.   Revenues for the six months of 2008
decreased to $366,054 as compared to $650,281 for the same period in the prior year. The decrease in revenue, during the first six months of 2008 was due to decreases in interest income of $283,982. Interest income declines on account of a reduction in the mortgage notes receivable balance.

Expenses for the six months ended June 30, 2008 decreased to $397,564 as compared to $910,403 for the same period in the prior year. The decrease in expenses during the first six months of 2008 was primarily due to the decreases in the provision for loan losses of $278,158, in interest expenses of $103,882 and loan origination costs of $62,465.

LIQUIDITY AND CAPITAL RESOURCES

The Trust's $7,000,000 term facility is scheduled to mature November 14, 2008. Due to the general curtailment of mortgage credit facilities, Management does not believe that this facility will be renewed or extended. The Company's cash and near cash investments are sufficient to retire the facility's outstanding balance of approximately $2,000,000. Management believes that the cash flows from operations, mortgage principal payments and the sales proceeds of REO will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

Six months ended June 30, 2008 and 2007. As of January 1, 2008 and 2007, the Trust had $962,190 and $599,943 of cash and cash equivalents, respectively. During the six month period ended June 30, 2008, cash and cash equivalents increased by $1,342,009. During the six month period ended June 30, 2007, cash and cash equivalents decreased by $40,359. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2008 and 2007 were $2,304,199 and $559,584.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the six months ended June 30, 2008 and 2007 was $207,547 and $311,866, respectively. During the first six months of 2008, net income provided $11,366, a change in other liabilities used $144,983, and the provision for loan losses used $56,509. During the first six months of 2007, net loss used $272,960, an increase in accounts receivable used $211,681 and the provision for loan losses provided $221,649.

Net cash provided by investing activities for the six months ended June 30, 2008 and 2007 was $3,169,556 and $3,109,260, respectively. During the first six months of 2008, proceeds from mortgage notes receivable provided $1,327,732, and the acquisition and sale of REO provided $1,769,825. During the first six months of 2007, a net decrease in mortgage notes receivable provided $2,900,928.

Net cash used in financing activities during the six months ended June 30, 2008 and 2007 was $1,620,000 and $2,837,753, respectively. During the first six months of 2008, net payments of bank loans used cash of $1,620,000. During the first six months of 2007, net payments of bank loans used cash of $2,837,753.

                                 PART I - ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk.   Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit risk.

Interest rate risk.   Interest rate risk is highly sensitive to many factors,
including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the June 30, 2008 and December 31, 2007 balance sheet at the lower of cost or market.

As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company's assets are decreased, the market value of the Company's portfolio may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company's assets is increased, the market value of the Company's portfolio may decline. Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain of the Trust's loans. In addition, changes in the general level of the United States Prime Rate or one month LIBOR can affect the Trust's net interest income. The Company's borrowings are floating rate based on a spread over the daily one month LIBOR. As these rates increases or decreases, the Company's interest expense will move in the same direction.

On account of the relatively short adjusted weighted average maturity of the Company's portfolio loans (24 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

Asset and liability management.   Asset and liability management is concerned
with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (24 months).

The majority of the Company's assets pay a fixed coupon and the income from such assets are relatively unaffected by interest rate changes. The Company's borrowings are currently under a variable rate line of credit that resets daily. Given this relationship between assets and liabilities, the Company's interest rate sensitivity gap is highly negative. This implies that a period of falling short term interest rates will tend to increase the Company's net interest income, while a period of rising short term rates will tend to reduce the Trust's net interest income.


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

                                     PART II
                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

The Trust is involved in five legal proceedings as of June 30, 2008.

CAFC was named as defendant in a case filed on December 7, 2004. Plaintiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two amended complaints have been filed in addition to the initial one. The Plaintiff initially represented himself. After CAFC was allowed by the court to foreclose on the primary collateral and the borrowing was paid in full. Plaintiff, upon the Court's insistence, obtained counsel and has filed an amended complaint. The Plaintiff was deposed in May of 2006 and in June of 2008, the case was dismissed.

On April 14, 2006, CAIT and CAFC were served a summons alleging that the Company was involved with misleading a former mortgage holder. Upon the satisfaction of their mortgage claim from the proceeds of a Company provided mortgage, the former mortgage holder released their escrow settlement to the new purchaser without re-recording their subordinate mortgage claim. On July 14, 2006, the property was sold at a Trustee sale and the Company's loan was paid in full. The former mortgage holder's unrecorded claim was not satisfied at the aforementioned Trustee sale. The Company believes the former mortgage holder's action is without merit and is seeking dismissal.

On November 1, 2007, CAFC was served a summons dated September 5, 2007 from a former borrower alleging that the Company assisted the replacement lender to unlawfully and illegally foreclose on the former borrower's property. The Company believes the former mortgage holder's action is without merit and is seeking dismissal.

On November 9, 2007, CAIT and CAFC were each served a summons dated October 9, 2007 alleging that the Company defrauded another mortgage company's investors. The other mortgage company, a former lender to a CAFC borrower, received the payoff proceeds of a CAFC provided loan from escrow. The other mortgage investment company allegedly failed to distribute the payoff proceeds of the repaid mortgage to the mortgage note's owners/participants and an owner/participant of the repaid note alleges that the Company assisted in the fraud. The Company was dismissed from the case in July of 2008.

In March 2008, CAIT was named as a defendant in a complaint alleging breach of contract, fraud and negligence relating to two foreclosed properties. The Company believes the former mortgage holder's action is without merit and is seeking dismissal.

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

     The Company's borrowing costs under funding agreements correspond to LIBOR plus a margin. The LIBOR rate may vary and increased borrowing costs would adversely affect operating profitability.

Higher interest rates may harm the Company's book value and cause the price of its securities to decline.

     Increases in interest rates may harm the market value of the Company's mortgage assets. Fixed rate mortgages are generally harmed by an increase in the general rate of interest. In accordance with GAAP, the Company may be required to reduce its book value by the amount of any decrease in the market value of its mortgage-related assets.

Failure to procure replacement funding on favorable terms, or at all, may adversely affect the Company's results and may, in turn, negatively affect the Company's share price.

     The current situation in the sub-prime mortgage sector and the current weakness in the broader mortgage market have adversely affected the Company's lender and the current lender is unwilling or unable to provide the Company with financing. This will reduce liquidity. Also, if one or more major market participants fail, it could negatively impact the marketability of all securities and this could negatively impact the value of the mortgages in the Company's portfolio, thus reducing its net book value.

Possible market developments could cause the Company's lender to require the Company pledge additional assets as collateral.

     If these assets are insufficient to meet the collateral requirements, then the Company may be compelled to liquidate particular assets at an inopportune time. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more asset categories in which the Company invests may reduce the market value of the Company's investments and cause the Company to encumber additional collateral. This requirement for additional collateral may compel the Company to liquidate its assets at a disadvantageous time, thus harming operating results and net profitability.

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

     Residential mortgage loans are secured by single-family residential property and are subject to risks of loss, delinquency and foreclosure. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair borrower's abilities to repay their loans. Accordingly, the Company is subject to all of the risks of the underlying mortgage loans. In the event of a mortgage default, the Company may not realize its anticipated return on its investment and may incur a loss.

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

     There can be no assurance that Fannie Mae or Freddie Mac will continue to maintain their special relationship with the U.S. government or that the current regulatory structure of Fannie Mae and Freddie Mac will be maintained. Furthermore, the recent conditions in the U.S. subprime mortgage market have exposed Fannie Mae and Freddie Mac to substantial losses, and they could face more losses if the U.S. real estate and credit markets continue to decline. Elimination or modification of the special relationship or a change in their current regulatory structure, or further declines in the U.S. real estate or credit markets, could require or cause Fannie Mae or Freddie Mac to change the nature and extent of their business activities, could adversely affect their activities, financial condition and overall risk profile, and could adversely affect their credit ratings and the market prices of residential whole loans and the shareholder's equity in the Company.

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

The Company may forego attractive opportunities in lieu of complying with REIT requirements.

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

     The Company believes that it conducts its business in a manner that allows it to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. If the Company failed to continue to qualify for an exemption from registration as an investment company, it ability to use leverage would be substantially reduced and the Company would be unable to conduct its business as planned. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interest in real estate". Under the SEC's current interpretation, qualification for this exemption generally requires the Company to maintain at least 55% of its assets directly in qualifying real estate interests. In meeting the 55% requirement under the Investment Company Act, the Company currently may treat residential mortgages as qualifying interest. If the SEC or its staff adopts a contrary interpretation, the Company could be required to sell a substantial amount of its residential whole loans under potentially adverse market conditions. Further, in order to maintain its exemption from registration as an investment company, the Company may be precluded from acquiring other investments whose yield is somewhat higher than the yield on whole mortgage loans or MBS.

The Company has not established a minimum dividend payment level for its common stockholders and there are no assurances of the Company's ability to pay dividends in the future.

     After fully utilizing its Net Operating Loss Carry-forward, the Company intends to pay quarterly dividends and to make distributions to its stockholders in amounts such that all or substantially all of its taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable the Company to qualify for the tax benefits accorded to a REIT under the Code. The Company has not established a minimum dividend payment level for stockholders and its ability to pay dividends may be harmed by the risk factors described in this report on Form 10-Q. All distributions to the Company's stockholders will be made at the discretion of its Board of Directors and will depend on its earnings, its financial condition, maintenance of its REIT status and such other factors as its Board of Directors may deem relevant from time to time. There are no assurances of the Company's ability to pay dividends in the future. If the Company were to raise additional capital, its earnings per share and dividends per share may decline as a result of not being able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

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

     Due to changes in the ownership and profitability of the Company and the evolving listing requirements of exchange traded companies, the Company's common stock may not continue to qualify for AMEX listing. Without listing on the AMEX or another national exchange, the Company's common share price may incur reduced liquidity and a reduced transaction price.

ITEM 1B    UNRESOLVED STAFF COMMENTS

 None

ITEM 2     CHANGES IN SECURITIES

No common shares and preferred shares were purchased for treasury stock during the six month period ended June 30, 2008.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 2008 Annual Shareholder meeting was held on July 2, 2008 as the previously scheduled meeting date of June 25, 2008 was adjourned to allow additional shareholders to participate in the shareholder vote. The following table summarizes the results of the vote by proposal.

Proposal One: Election of Directors
-----------------------------------
    Results for Mr. Wrensen            FOR: 409,189    WITHHOLD: 33,616
    Results for Mr. Grainer            FOR: 390,513    WITHHOLD: 48,828

Proposal Two: Corporate Name Change
-----------------------------------
    Preferred Shareholders             FOR: 112,522    AGAINST: 2,307     ABSTAIN: 2,509
    Common Shareholders                FOR: 283,915    AGAINST: 41,950    ABSTAIN: 9,366

Messrs. Wrensen and Grainer were re-elected as Directors and the name change was approved.

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

(b)  Reports on Form 8-K.
     --------------------

     Form 8-K was filed on:

     o April 28, 2008 due to the press release of April 25, 2008 announcing the 2008 Annual Meeting date.

     o May 16, 2008 due to the press release of May 16, 2008 announcing 2008's first quarter Earnings.

     o July 7, 2008 due to the press release of July 2, 2008 announcing the results of the 2008 Annual Meeting.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       CAPITAL ALLIANCE INCOME TRUST LTD.,
                         A Real Estate Investment Trust


Dated:  August 13, 2008

                                            /s/  Richard J. Wrensen
                                            -----------------------
                                            Richard J. Wrensen
                                            President, Chief Executive Officer
                                            and Chief Financial Officer