Form 10KSB/A
period 2007-12-31
CAPITAL ALLIANCE INCOME TRUST REAL ESTATE & INVESTMENT TRUS
filed 2008-09-05
CIK 1021422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                          Amendment No.1 to Form 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       -------------------------------------------------------------------
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

Transitional Small Business Disclosure Format.      Yes [_] No [X]

                                EXPLANATORY NOTE

This Amendment No.1 on Form 10-KSB amends the Form 10-KSB for the year ending December 31, 2007 as initially filed with the Securities and Exchange Commission on March 31, 2008. This amendment addresses Item 8A regarding Management's assessments over disclosure controls and procedures as well as internal controls over financial reporting.

No other amendments to the original 10-KSB filed on March 31, 2008 have been made.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company's management, including our Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosures controls and procedures as of the end of the period covered by this report were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with the authorization of the Company's management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period ended December 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            Capital Alliance Income Trust, Ltd.
Dated: August 25, 2008                      A Real Estate Investment Trust

By: /s/   Richard J. Wrensen                By: /s/  Andrea Barney
    -------------------------                   -------------------------------
    Richard J. Wrensen                          Andrea Barney
    Chairman and                                Principal Accounting Officer
    Chief Executive Officer                     Controller