Form 10KSB/A
period 2007-12-31
EASTERN LIGHT CAPITAL, INC.
filed 2008-11-13
CIK 1021422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                         Amendment No. 2 to Form 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-11625

       CAPITAL ALLIANCE INCOME TRUST LTD., A REAL ESTATE INVESTMENT TRUST
       ------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                        94-3240473
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

         100 Pine Street
         Suite 560
         San Francisco, California                                 94111
------------------------------------------------                 ----------
         (Address of principal executive office)                 (zip code)

Issuer's telephone number                          (415) 693-9500


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

Transitional Small Business Disclosure Format.   Yes [_]   No [X]

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB amends the Form 10-KSB/A Amendment No. 1 for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on September 5, 2008. This amendment addresses Item 8A regarding Management's assessments over disclosure controls and procedures as well as internal control over financial reporting.

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

When we originally filed this Form 10-KSB, we inadvertently did not include management's report on internal control over financial reporting pursuant to
Item 308T of Regulation S-K and as a result, our management has concluded that our disclosures controls and procedures as of the end of the period covered by this report were not effective. Effective disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations for the period of time covered by this report.

The omission of the above referenced report does not require the Company to restate or amend its audited financial statements nor does it impact our earnings and financial position. In addition, our management has implemented new disclosure policies to improve the effectiveness of the design and operation of our disclosure controls and procedures and expects that in future reporting periods, our disclosures controls and procedures will be effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America and that receipts and expenditures of the Company are being made only in accordance with the authorization of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our Company's management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007 despite the oversight described below.

Once again, when we originally filed this Form 10-KSB, we inadvertently did not include management's report on internal control over financial reporting pursuant to Item 308T of Regulation S-K and as a result, we are now unable to conclude that our disclosure controls and procedures as of the end of the period covered by this report were effective. The omission of the above referenced report does not require the Company to restate or amend its audited financial statements nor does it impact our earnings and financial position.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

REMEDIATION EFFORTS

In order to ensure that our disclosure controls and procedures are effective going forward, we have taken the steps referred to below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period ended December 31, 2007, we inadvertently did not include management's report on internal control over financial reporting pursuant to
Item 308T of Regulation S-K and as a result, we are now unable to conclude that our disclosures controls and procedures as of the end of the period covered by this report were effective.

In addition, our management has taken the following steps:

o Expanded monthly accounting meeting topics to include compliance issues, new rules, regulations and their financial reporting requirements;
o        Attended SEC compliance training to keep current on issues; and
o Implemented new policies to better evaluate the effectiveness of the design and operation of our disclosure controls and procedures.

We believe that these steps have remediated the ineffective disclosure controls and procedures as of the date of filing this amended Form 10-KSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                      Capital Alliance Income Trust, Ltd.
                         A Real Estate Investment Trust


Dated: November 12, 2008

By: /s/   Richard J. Wrensen              By: /s/  Andrea Barney
    --------------------------                ----------------------------
     Richard J. Wrensen                       Andrea Barney
     Chairman and                             Principal Accounting Officer
     Chief Executive Officer                  Controller