Form 10-Q
period 2008-09-30
EASTERN LIGHT CAPITAL, INC.
filed 2008-11-14
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2008

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission File Number: 333-11625

                       EASTERN LIGHT CAPITAL, INCORPORATED
                       -----------------------------------
                           (Exact name of Registrant)

            Delaware                                          94-3240473
 ------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)

  100 Pine Street
  Suite 560
  San Francisco, California                                       94111
-----------------------------------------                  ------------------
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


As of October 31, 2008, the issuer's common shares closed at $4.29 and the aggregate market value of the issuer's shares of Common Stock, $.01 par value, held by non-affiliates of the issuer was approximately $1,595,000. At that date approximately 372,000 common shares were outstanding of which 280,000 common shares were held by non-affiliates.

                           EASTERN LIGHT CAPITAL, INC.

                                TABLE OF CONTENTS


                   PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets                                 3

         Condensed Consolidated Statements of Operations                       4

         Condensed Consolidated Statements of Cash Flows                       5

         Notes to Condensed Consolidated Financial Statements               6-13

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       14-17
         AND RESULTS OF OPERATIONS

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK               17-18

ITEM 4   CONTROLS AND PROCEDURES                                              18

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                    19

ITEM 1A  RISK FACTORS                                                      19-22

ITEM 1B  UNRESOLVED STAFF COMMENTS                                            22

ITEM 2   CHANGES IN SECURITIES                                                22

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                      22

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    22

ITEM 5   OTHER INFORMATION                                                    22

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                  22-23

         SIGNATURES                                                           24

         CERTIFICATIONS


     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.


                          EASTERN LIGHT CAPITAL, INC.
                     Condensed Consolidated Balance Sheets

                                                                         September 30,   December 31,
                                                                             2008            2007
                                                                         (unaudited)
ASSETS                                                                   ------------    ------------

    Cash and cash equivalents                                            $  1,874,434    $    962,190
    Marketable securities                                                      96,238         133,459
    Accounts receivable                                                       899,256       1,189,339
    Allowance for doubtful accounts                                          (522,930)       (910,000)
                                                                         ------------    ------------
        Net accounts receivable                                               376,326         279,339
    Notes receivable:
       Mortgage notes receivable                                            6,432,267      11,144,365
       Allowance for loan losses                                             (312,151)     (2,155,000)
                                                                         ------------    ------------
          Net notes receivable                                              6,120,116       8,989,365
    Real estate owned                                                       5,235,776       1,804,826
    Other assets (net of accumulated depreciation of $1,093)                   23,317              --
                                                                         ------------    ------------

    Total assets                                                         $ 13,726,207    $ 12,169,179
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Bank loans payable                                              $  2,008,258    $  3,641,828
         REO mortgages payable                                              3,143,635              --
         Other liabilities                                                    359,104         313,336
                                                                         ------------    ------------
    Total liabilities                                                       5,510,997       3,955,164

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;             2,138           2,138
           213,820 shares issued and outstanding at September 30, 2008 and December 31, 2007
       Additional paid in capital - preferred stock                         5,509,728       5,509,728
    Less treasury stock: 16,919 and 16,919 preferred shares at
           September 30, 2008 and December 31, 2007 at cost                  (229,179)       (229,179)

       Common stock, $.01 par value; 2,000,000 shares authorized;               5,000           5,000
           500,032 shares issued and outstanding at September 30, 2008 and December 31, 2007
       Additional paid in capital - common stock                            9,404,373       9,394,577
    Less treasury stock: 125,000 and 119,500 common shares at
           September 30, 2008 and December 31, 2007 at cost                (1,724,890)     (1,699,771)
       Accumulated other comprehensive loss                                      (477)           (385)
    Accumulated deficit                                                    (4,751,483)     (4,768,093)
                                                                         ------------    ------------

    Total stockholders' equity                                              8,215,210       8,214,015
                                                                         ------------    ------------

    Total liabilities and stockholders' equity                           $ 13,726,207    $ 12,169,179
                                                                         ============    ============

     See accompanying notes to condensed consolidated financial statements.


                          EASTERN LIGHT CAPITAL, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)



                                                       Three Months Ended             Nine Months Ended
                                                           September 30                  September 30
                                                       2008            2007           2008          2007
                                                   -----------    -----------    -----------    -----------
REVENUES
       Interest income                             $   142,095    $   234,390    $   501,796    $   878,073
       Other income                                     17,092         18,104         23,445         24,702
                                                   -----------    -----------    -----------    -----------
       Total revenues                                  159,187        252,494        525,241        902,775

EXPENSES
       Loan servicing fees to related parties               --             --             --         15,500
       Interest expense on loans                        23,734         69,554        104,820        254,522
       Provision (recovery) of doubtful accounts       (26,478)            --        (66,524)            --
       Provision (recovery) for loan losses                 --        545,545        (56,509)       767,194
       Wages and salaries                               95,792        105,121        290,623        309,880
       Non-income taxes                                 14,997          9,408         34,995         28,561
       Loan origination costs                               --         20,939             --         83,404
       General and administrative                       76,123        256,658        237,409        457,556
                                                   -----------    -----------    -----------    -----------
       Total expenses                                  184,168      1,007,225        544,814      1,916,617
                                                   -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                   (24,981)      (754,731)       (19,573)    (1,013,842)
OTHER INCOME (EXPENSE)
       Operating expenses of real estate owned              --             --          7,379             --
       Gain (loss) on real estate owned                 16,423         (9,396)        72,793        (12,578)
       Gain (loss) on securities transactions           13,802           (241)       (43,989)       (10,908)
                                                   -----------    -----------    -----------    -----------
       Other income (expense), net                      30,225         (9,637)        36,183        (23,486)
                                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                  $     5,244    $  (764,368)   $    16,610    $(1,037,328)
                                                   ===========    ===========    ===========    ===========

PREFERRED DIVIDENDS                                         --             --             --             --
                                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                  $     5,244    $  (764,368)   $    16,610    $(1,037,328)
                                                   ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE                    $      0.01    $     (2.01)   $      0.04    $     (2.73)
                                                   ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                  $      0.01    $     (2.01)   $      0.04    $     (2.73)
                                                   ===========    ===========    ===========    ===========

DIVIDENDS PAID PER PREFERRED SHARE                 $        --    $        --    $        --    $        --
                                                   ===========    ===========    ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                    $        --    $        --    $        --    $        --
                                                   ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                          EASTERN LIGHT CAPITAL, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                              Nine Months Ended
                                                                September 30
                                                            2008            2007
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                   $    16,610    $(1,037,328)
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Stock-based compensation expense                        9,796             --
       Unrealized gain (loss) on marketable securities        51,074        (78,897)
       Change in allowance for loan losses                    12,693        287,691
       Change in allowance for doubtful accounts            (132,033)       170,000
       Change in accounts receivable                         (90,540)        69,558
       Change in other assets, net                            23,317             --
       Change in other liabilities                          (424,452)        (5,486)
                                                         -----------    -----------
         Net cash used in operating activities              (533,535)      (594,462)

CASH FLOWS FROM INVESTING ACTIVITIES
     Loss from sale of marketable securities                 (13,853)          (421)
     Proceeds from origination costs                              --         83,404
     Change in real estate owned, net                      1,764,050     (1,594,825)
     Proceeds from mortgage notes receivable               1,340,701      5,964,156
                                                         -----------    -----------
       Net cash provided by investing activities           3,090,898      4,452,314

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for bank loans, net                         (1,620,000)    (3,125,906)
     Purchase of treasury stock, common shares               (25,119)            --
     Preferred dividends paid                                     --             --
     Common dividends paid                                        --             --
                                                         -----------    -----------
       Net cash used in financing activities              (1,645,119)    (3,125,906)
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         912,244        731,946

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               962,190        599,943
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 1,874,434    $ 1,331,889
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                              $   117,923    $   272,212
                                                         ===========    ===========
     Cash paid for taxes                                 $    22,371    $        48
                                                         ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Foreclosures, net of reserves and senior liens      $ 2,051,365    $ 1,839,089
                                                         ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Organization
     ------------

     References to the "Company" refer to Eastern Light Capital, Incorporated (the "Trust") - a Real Estate Investment Trust ("REIT") - and WrenCap Funding Corporation ("WCFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On July of 2008, the Trust - formerly known as Capital Alliance Income Trust, Ltd - was renamed Eastern Light Capital, Incorporated.

     On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC's common and preferred shares and the Trust and WCFC are consolidated in the Company's financial statements.

     Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self advised.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation.    The accompanying unaudited condensed consolidated
     financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of interim results for the Company. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-KSB filed for the year ended December 31, 2007. The condensed balance sheet as of December 31, 2007 was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP.

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

     Income Taxes.    The Trust has elected to be taxed as a REIT under the
     Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, REIT's are generally not required to pay federal income taxes if they distribute at least 90% of their taxable income and meet certain income, asset and stockholder tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular federal corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

     Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income.

     Revenue recognition. Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans. Management reviews the likelihood that a loan will be repaid when the payment of principal or interest is delinquent over two payments. For these delinquent loans, Management may establish a loan loss reserve to protect against principal losses in the loan portfolio and an allowance for doubtful accounts to protect against losses from accrued interest. If the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, additional interest is not accrued. Loan origination income and extension fees are deferred and recognized over the remaining life of the loan as interest income.

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

     Marketable securities.    Marketable securities are classified as either
     trading, or available-for-sale as defined by SFAS 115. Trading securities, if acquired, would be reported at fair value, with unrealized gains and losses reported in the statement of operations. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statement of operations.

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

     Stock-based compensation.    During the nine months ended September 30,
     2007 no option awards were issued. During the nine months ended September 30, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to FASB Statement No. 123 (revised
     2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

     Fair value of financial instruments.    For cash and cash equivalents, the
     carrying amount is a reasonable estimate of fair value. For mortgage notes receivable, fair value is estimated by comparing the mortgage note receivable interest rate to current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For loans payable, fair value is estimated by comparing the current applicable interest rates to the current applicable borrowing rates. As of September 30, 2008 and December 31, 2007, the fair value of the Company's assets and liabilities approximate the carrying amounts reflected in the consolidated financial statements.

     Reclassifications.    Certain 2007 amounts have been reclassified to
     conform to the 2008 presentation. Such reclassifications had no effect on reported net income or earnings per share.

     Earnings per share.   In accordance with SFAS No. 128 "Earnings Per Share,"
     the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. At September 30, 2008, options to purchase 88,940 shares of common stock are not considered in the diluted earnings per share calculation due to anti-dilution. This is disclosed in Note 7.

     Recent accounting pronouncements.    In February 2007, the FASB issued SFAS
     No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. Effective January 1, 2008, the Trust adopted SFAS 159. The Trust's adoption of SFAS 159 did not have a material impact on the condensed consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

2.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS 141 (R)") which replaces SFAS No. 141, "Business Combinations" and requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS 141 (R) may have on the Company's condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements and amendment of ARB No. 51" ("SFAS 160"). Among other items, SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its condensed consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their efforts on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company's condensed consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to clarify that all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact that the adoption of FSP EITF 03-6-1, if any, will have on its condensed consolidated financial statements.

     In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", ("FSP 157-3"), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to Financial Assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with statement 157. The Company does not expect the adoption of FSP No. 157-3 to have a material impact on its condensed consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                              September 30,    December 31,
                                                  2008            2007
                                              ------------    ------------
     Balance, beginning of period             $ 11,144,365    $ 17,121,939
     Additions during period:
        Originations                                    --              --
     Deductions during period:
        Collections of principal                   (38,907)       (162,099)
        Repayments                              (1,301,794)     (3,750,290)
        Write off of uncollectible loans                --         (91,447)
        Foreclosures, net of reserve            (3,371,397)     (1,973,738)
                                              ------------    ------------
     Balance, end of period                   $  6,432,267    $ 11,144,365
                                              ============    ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity.

     As of September 30, 2008, the Company's loan portfolio included 21 loans totaling $6,432,267 of which 8 loans totaling $2,795,772 representing 43% of the loan portfolio were delinquent over two payments. In assessing the collectability of these delinquent mortgage loans, management has established a loan loss reserve of $312,151, if it is necessary to foreclose upon the mortgage loans.

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

4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the risk value of the subject collateral and non-collateral based metrics. Management believes a $312,151 and $2,155,000 allowance for loan losses is adequate to protect against potential losses inherent in all mortgage notes receivable as of September 30, 2008 and December 31, 2007, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                     September 30,  December 31,
                                                         2008           2007
                                                     ------------   -----------
     Provision for loan losses
         as reported on consolidated statements of
          operations                                 $    (56,509)  $ 1,852,194
     Adjustment for prior accruals                         68,509            --
     Write-off of uncollectible loans, net             (1,854,849)     (479,503)
                                                     ------------   -----------
     Total adjustments to allowance                    (1,842,849)    1,372,691
     Balance, beginning of period                       2,155,000       782,309
                                                     ------------   -----------
     Balance, end of period                          $    312,151   $ 2,155,000
                                                     ============   ===========

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Real estate owned
     -----------------

     As of December 31, 2007, the Company owned three properties. During the nine months ended September 30, 2008, the Company foreclosed on six properties, sold two properties and wrote off one property. Three of these properties included senior liens of $1,998,377, $511,939 and $633,319. As of September 30, 2008, the Company owned five properties.

     A reconciliation of the real estate owned account shows its cash and non-cash activities follows:

                                                                 September 30,  December 31,
                                                                    2008           2007
                                                                 -----------    -----------
     Balance, beginning of period                                $ 1,804,826    $   245,000
     Add: Foreclosed mortgage notes, net of reserve (non-cash)     6,468,649      1,973,738
     Less: Write-downs of property (non-cash)                     (1,273,649)      (108,864)
     Add: Deferred carrying costs                                    108,775             --
     Add: Gain (loss) on sale (non-cash)                                  --        (63,229)
     Less: Proceeds from sale of real estate owned                (1,872,825)      (241,819)
                                                                 -----------    -----------

     Balance, end of period                                      $ 5,235,776    $ 1,804,826
                                                                 ===========    ===========

6.   Bank loans payable
     ------------------

     The Company has a line of credit with a Bank in which the Company pledges qualified mortgage notes and receives advances of up to 80% of the value of the note. Interest is payable monthly at the daily one month LIBOR rate and a spread of 2.00%. During the nine months ended September 30, 2008, the Company reduced its institutional borrowings from $3,641,828 to $2,000,000. As of September 30, 2008, the Company had an accrued interest payable of $8,258. The Company is actively negotiating an extension of the line of credit which is scheduled to mature on November 14, 2008. On November 7, 2008, the Federal Deposit Insurance Company ("FDIC") seized the Bank. Documentation of the extension has been suspended until the FDIC reviews the Company's extension request.

7.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007:

                                                               Three months ended          Nine months ended
                                                                  September 30,              September 30,
                                                            ------------------------   -------------------------
                                                               2008          2007         2008           2007
                                                            -----------   ----------   -----------   -----------
     Numerator:
       Net income (loss)                                    $     5,244   $ (764,368)  $    16,610   $(1,037,328)

       Preferred dividends                                           --           --            --            --
                                                            -----------   ----------   -----------   -----------
       Numerator for basic and diluted earnings per share
       income (loss) available to common stockholders       $     5,244   $ (764,368)  $    16,610   $(1,037,328)
                                                            ===========   ==========   ===========   ===========
     Denominator:
       Basic weighted average shares outstanding                377,115      380,532       379,393       380,532
       Dilutive effect of options                                 7,637           --         3,787            --
                                                            -----------   ----------   -----------   -----------
       Diluted weighted average shares outstanding              384,752      380,532       383,180       380,532
                                                            ===========   ==========   ===========   ===========

     Basic earnings per common share                        $      0.01   $    (2.01)  $      0.04   $     (2.73)
                                                            ===========   ==========   ===========   ===========
     Diluted earnings per common share                      $      0.01   $    (2.01)  $      0.04   $     (2.73)
                                                            ===========   ==========   ===========   ===========

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

     On January 1, 2007, the Trust entered into a sub-lease agreement with the Former Manager. As of June 30, 2008 and 2007, the Trust paid rent of $20,483 and $19,588, respectively, to the Former Manager. The sub-lease was terminated July 4, 2008 and the Trust has relocated and entered into a new three year lease with an independent third party.

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

     After declaring dividends for a given year to the Preferred Shareholders in the amount of the dividend preference, no further dividends may be declared on the Preferred Shares for the subject year, until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year. Any additional dividends will be allocated such that the amounts of dividends per share to the Preferred Shareholders and Common Shareholders for the subject year are equal.

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

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

     The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and includes situations where there is little, if any, market activity for the asset or liability.

                                  Sept. 30,
                                      2008    Level 1   Level 2     Level 3
                                  --------   --------   -------   ---------
     Asset:
          Cash equivalents        $  5,095   $  5,095   $    --   $      --
          Marketable securities     96,238     96,238
                                             --------   -------   ---------
     Total                        $101,333   $101,333   $    --   $      --
                                  ========   ========   =======   =========

     The fair values of the Company's cash equivalents and marketable securities are determined through market observable and corroborated sources. The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

11.  Contingencies
     -------------

     The Company is involved in five legal proceedings as of September 30, 2008.

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

                           EASTERN LIGHT CAPITAL, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



11.  Contingencies (continued)
     -------------------------

     On December 7, 2004, CAFC was named as defendant in a case filed. Plaintiff alleged that CAFC made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. Two amended complaints have been filed in addition to the initial one. The Plaintiff initially represented himself. After CAFC was allowed by the court to foreclose on the primary collateral and the borrowing was paid in full. Plaintiff, upon the Court's insistence, obtained counsel and has filed an amended complaint. The Plaintiff was deposed in May of 2006 and in June of 2008, the case was dismissed.

     On November 9, 2007, CAIT and CAFC were each served a summons dated October 9, 2007 alleging that the Company defrauded another mortgage company's investors. The other mortgage company, a former lender to a CAFC borrower, received the payoff proceeds of a CAFC provided loan from escrow. The other mortgage investment company allegedly failed to distribute the payoff proceeds of the repaid mortgage to the mortgage note's owners/participants and an owner/participant of the repaid note alleges that the Company assisted in the fraud. In July of 2008, the Company was dismissed from the case.

12.  Subsequent Event
     ----------------

     The Company has a $2,000,000 credit facility with a Bank scheduled to mature on November 14, 2008. On November 7, 2008, the FDIC seized the Bank and approval of the line of credit has been suspended until the FDIC completes its review of the Company's extension request. If the FDIC does not approve the extension, the Company may not have adequate liquidity to satisfy the credit facility's outstanding balance.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Preparation of the Company's consolidated financial statements is based upon the operating results of the Trust and WCFC. Management's discussion and analysis of the results of operations for the three and nine months ended September 30, 2008 and 2007 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the American Stock Exchange ("AMEX"). During the fourth quarter of 2006, the Company's shareholders voted to terminate the outside manager ("Former Manager" or "CAAI") and initiate internal management. On December 29, 2006, the Former Manager's management and advisory contracts were terminated and the Company commenced self-management. On July 2, 2008, the shareholder approved a new corporate name, Eastern Light Capital, Incorporated. The common shares trade on the AMEX with the ticker symbol ELC.

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

The Company's residential loan portfolio continues to contain unacceptable levels of non-performing assets. These delinquencies reduce current revenues until the non-performing loans are monetized and their proceeds re-invested. During 2007, significant loan loss reserves were taken to recognize the embedded losses in non-performing loans and the general decline in residential mortgage loan values. In response to these problems and to maximize shareholder value, Management has continued to focus on efficient asset management as the strategic alternative to selling loans at depressed valuations. As mortgage loans are monetized, the Company's investment focus will expand to provide a source of future profitability and increased shareholder value. Due to the distress of California residential properties, foreclosed loans, also known as Other Real Estate Owned or "REO" are requiring additional time to monetize. These REO's may require additional unreserved write-downs, if the values of residential real estate continue to decline.

The Trust is a real estate investment trust ("REIT") and REIT's are generally required to distribute at least 90% of their annual taxable income as dividend payments. During 2005, 2006 and 2007, the Trust incurred taxable losses. On account of these losses, dividend payments were curtailed during 2005. These taxable losses, also known as Net Operating Losses ("NOL"), allow the Trust to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Code waives mandatory dividend payments until prior years taxable losses are recovered. As of December 31, 2007, the Company's total NOL carryforward is approximately $3,195,480.

When the Trust produces pre-NOL taxable income, the Trust's Board of Directors will need to reconcile the competing opportunities of strengthening the Company's balance sheet and the priority of restoring dividend payments. This issue will require additional review and analysis by the Board of Directors.

The Company has a $2,000,000 credit facility with a Bank scheduled to mature on November 14, 2008. On November 7, 2008, the FDIC seized the Bank and approval of the line of credit has been suspended until the FDIC completes its review of the Company's extension request. If the FDIC does not approve the extension, the Company may not have adequate liquidity to satisfy the credit facility's outstanding balance.

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

Revenue recognition. Interest income accrues as it is earned. Loans are placed on a nonaccrual status when concern exists as to the ultimate collectability of principal or interest. Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Allowance for Doubtful Accounts. An allowance for accounts receivable claims is based on management's evaluation of the likelihood of collection. The evaluation is based on the security of the claim, the payee's ability and willingness to pay the claim in full and the costs associated with collection.

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

Loan Origination.   During 2007 and the nine months ended September 30, 2008,
the Company did not make or acquire any new loans. Prospectively, portfolio loans may be internally originated or acquired from unaffiliated third parties.

Asset Management.    Asset management is mortgage loan servicing and real estate owned ("REO") dispositions. Loan servicing consists of collecting payments from borrowers making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, monitoring insurance coverage and real property tax payments, contacting delinquent borrowers, and in the event of unremedied defaults performing other administrative duties including supervising foreclosures. In assessing a delinquent mortgage loan, management reviews the likelihood that a net gain will be recognized from foreclosing on the delinquent mortgage loan. Estimates are based on an anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of pre-existing liens, costs of disposition, the face amount of the mortgage loan and accrued interest receivable.

Only mortgage loans owned by the Company are serviced. The Company does not acquire loan servicing rights or maintain a loan's servicing rights at disposition. REO dispositions include all of the supervisory and administrative processes of preparing a foreclosed asset for sale.

Commitments and Contingencies.    The Company only issues loan commitments on a
conditional basis and generally funds such loans promptly upon removal of any conditions. The Trust did not have any commitments to fund loans as of September 30, 2008 and 2007. On December 14, 2005, the Trust unconditionally guaranteed CAFC's sale of mortgage loans to Lehman Brothers Bank. During 2005, no loans were sold to Lehman Brothers Bank pursuant to this guarantee. During the first quarter of 2006, two loans for $2,500,000 were sold to Lehman Brothers Bank pursuant to this guarantee. Since the first quarter of 2006, the Company has not sold any loans to Lehman Brothers Bank or its affiliates. The Company is unaware of any liabilities to Lehman Brothers Bank pursuant to this guarantee.

As of September 30, 2008, the Company owned five properties. Three of these properties included senior liens of $1,998,377, $511,939 and $633,319. These claims are non-recourse to the Company if the underlying collateral value is insufficient to satisfy the senior lien.

As of September 30, 2008, the following table summarizes the Company's outstanding repayment obligations:

             Maximum Other
      Commercial Commitments (a)         Total Amounts        Amount of Commitment Expiration Per Period
       as of September 30, 2008            Committed     --------------------------------------------------------
                                                          Less than     1 - 3 years       4 - 5          After 5
                                                           1 year                         years           years
-----------------------------------------------------------------------------------------------------------------
Lines of Credit (b)                        $2,008,258    $2,000,258         $0              0               0
-----------------------------------------------------------------------------------------------------------------
Standby Repurchase Obligations                 0             $0             $0              0               0
-----------------------------------------------------------------------------------------------------------------
Total Commercial Commitments              $2,008,258     $2,000,258         $0              0               0
-----------------------------------------------------------------------------------------------------------------

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) Unless extended, outstanding obligations as of September 30, 2008 are payable on or before November 14, 2008.

RESULTS OF OPERATIONS

         The historical information presented herein is not necessarily indicative of future operations.

Three months ended September 30, 2008 and 2007.   Revenues for the third quarter
decreased to $159,187 as compared to $252,494 for the same period in the prior year. The decrease in revenue, during the third quarter of 2008 was due to decreases in interest income of $92,925. Interest income declines on account of a reduction in the mortgage notes receivable balance.

Expenses for the third quarter of 2008 decreased to $184,168 as compared to $1,007,225 for the same period in the prior year. The decrease in expenses during the third quarter of 2008 was primarily due to the decreases in the provision for loan losses of $545,545, in interest expenses of $45,820, and general and administrative of $180,535.

Nine months ended September 30, 2008 and 2007.   Revenues for the nine months of
2008 decreased to $525,241 as compared to $902,775 for the same period in the prior year. The decrease in revenue, during the first nine months of 2008 was due to decreases in interest income of $376,277. Interest income declines on account of a reduction in the mortgage notes receivable balance.

Expenses for the nine months ended September 30, 2008 decreased to $544,814 as compared to $1,916,617 for the same period in the prior year. The decrease in expenses during the first nine months of 2008 was primarily due to the decreases in the provision for loan losses of $823,703, in interest expenses of $149,702 and general and administrative of $220,147.

LIQUIDITY AND CAPITAL RESOURCES

The Trust's $2,000,000 Bank borrowing is scheduled to mature on November 14, 2008. On November 7, 2008, the FDIC seized the Bank and approval of the line of credit has been suspended until the FDIC completes its review of the Company's extension request. If the FDIC does not approve the extension, the Company may not have adequate liquidity to satisfy the credit facility's outstanding balance. The Company's cash and near cash investments are not sufficient to retire the facility's outstanding balance of approximately $2,000,000. Management believes that the FDIC will extend the facility's scheduled maturity and that the cash flows from operations, mortgage principal payments and the sales proceeds of REO will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

Nine months ended September 30, 2008 and 2007. As of January 1, 2008 and 2007, the Trust had $962,190 and $599,943 of cash and cash equivalents, respectively. During the nine month period ended September 30, 2008, cash and cash equivalents increased by $912,244. During the nine month period ended September 30, 2007, cash and cash equivalents increased by $731,946. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2008 and 2007 were $1,874,434 and $1,331,889.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash used in operating activities during the nine months ended September 30, 2008 and 2007 was $533,535 and $594,462, respectively. During the first nine months of 2008, net income provided $16,610, a change in accounts receivable used $90,540, a change in other liabilities used $424,452 and a change in allowance for doubtful accounts used $132,033. During the first nine months of 2007, net loss used $1,037,328, a change in allowance for doubtful accounts provided $170,000 and a change in allowance for loan losses provided $287,691.

Net cash provided by investing activities for the nine months ended September 30, 2008 and 2007 was $3,090,898 and $4,452,314, respectively. During the first nine months of 2008, proceeds from mortgage notes receivable provided $1,340,701 and the change in REO provided $1,764,050. During the first nine months of 2007, proceeds from mortgage notes receivable provided $5,964,156 and the change in REO used $1,594,825.

Net cash used in financing activities during the nine months ended September 30, 2008 and 2007 was $1,645,119 and $3,125,906, respectively. During the first nine months of 2008, net payments of bank loans used cash of $1,620,000 and the purchase of treasury stock used $25,119. During the first nine months of 2007, net payments of bank loans used cash of $3,125,906.

                                 PART I - ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk.    Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The primary market risks to which the Company is exposed are interest rate risk and credit risk.

Interest rate risk.    Interest rate risk is highly sensitive to many factors,
including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Company's portfolio. The majority of the Company's assets are fixed-rate loans with a spread to U.S. Treasuries. The Trust's loans are valued on the September 30, 2008 and December 31, 2007 balance sheet at the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the Company's portfolio loans (17 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Trust may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

Asset and liability management. Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the Trust's liabilities to the portfolio's adjusted weighted average maturity (17 months).

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

                                     PART II
                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

See Note 11, Contingencies, to the accompanying unaudited condensed consolidated financial statements for disclosure of legal proceedings that involve the Company.

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

The current situation in the sub-prime mortgage sector and the current weakness in the broader mortgage market have adversely affected the Company's lender. The FDIC has seized the current lender and the FDIC may be unwilling or unable to provide the Company with financing. This will reduce liquidity and may cause the Company to default on its borrowing obligations. Also, if one or more major market participants fail, it could negatively impact the marketability of all securities and this could negatively impact the value of the mortgages in the Company's portfolio, thus reducing its net book value.

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

     The Company's funding agreements to borrow funds may give its lender greater rights in the event that either the Company or the lender files for bankruptcy or the Company defaults on its repayment obligations.

The Company's borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code or a borrowing default, giving the Company's lender the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate the Company's collateral under the repurchase agreements without delay in the event that the Company files for bankruptcy or defaults. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for the Company to recover its pledged assets in the event that a lender files for bankruptcy. Thus, the use of repurchase agreements exposes the Company's pledged assets to risk in the event of a bankruptcy filing by either the Company or its lender.

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

ITEM 1B       UNRESOLVED STAFF COMMENTS

None

ITEM 2     CHANGES IN SECURITIES

5,500 common shares and 0 preferred shares were purchased for treasury stock during the nine month period ended September 30, 2008.

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

(b)  Reports on Form 8-K.

     Form 8-K was filed on:

     o August 14, 2008 due to the press release of August 14, 2008 announcing 2008's second quarter Earnings.

     o October 7, 2008 due to the press release of October 6, 2008 discussing the stock's price volatility.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       EASTERN LIGHT CAPITAL, INCORPORATED


Dated: November 13, 2008

                                            /s/  Richard J. Wrensen
                                            -----------------------
                                            Richard J. Wrensen
                                            President, Chief Executive Officer
                                            and Chief Financial Officer