Form 10-K
period 2008-12-31
EASTERN LIGHT CAPITAL, INC.
filed 2009-04-15
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-K
                           --------------------------

(Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number: 001-12941

                       EASTERN LIGHT CAPITAL, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                         94-3240473
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                     Identification Number)

100 Pine Street, Suite 560, San Francisco, California              94111
      (Address of principal executive office)                    (zip code)

                                 (415) 693-9500
              (Registrant's Telephone Number, including Area Code)

                           --------------------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
----------------------------------   -------------------------------------------
   Common Stock $0.01 par value                American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b02 of the Exchange Act.

       Large accelerated filer: [ ]        Accelerated filer: [ ]
       Non-accelerated filer: [ ]          Smaller reporting company: [X]

As of June 30, 2008, the aggregate market value of the registrant's outstanding stock held by non-affiliates of the registrant was approximately $1,621,066. As of June 30, 2008, approximately 380,532 shares of the registrant's common stock are outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on June 5, 2009 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I ...................................................................    1

FORWARD LOOKING STATEMENTS ...............................................    1

ITEM 1. BUSINESS .........................................................    1
   General ...............................................................    1

MORTGAGE INVESTMENT BUSINESS .............................................    1
   General ...............................................................    1
   Mortgage Loan Portfolio ...............................................    1
   Financing .............................................................    2

MORTGAGE BANKING BUSINESS ................................................    2
   General ...............................................................    2

HEDGING ..................................................................    2

SERVICING ................................................................    3
   Servicing Portfolio ...................................................    3
   Geographical Distribution .............................................    3
   Interest ..............................................................    3
   Maturity ..............................................................    3
   Delinquencies .........................................................    4

REGULATION ...............................................................    4

STRATEGY AND COMPETITION .................................................    4

EMPLOYEES ................................................................    4

ITEM 1A. RISK FACTORS ....................................................    5

ITEM 1B. UNRESOLVED STAFF COMMENTS .......................................    5

ITEM 2. PROPERTIES .......................................................    5

ITEM 3. LEGAL PROCEEDINGS ................................................    5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    5

PART II ..................................................................    5

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ........................    5

ITEM 6. SELECTED FINANCIAL DATA ..........................................    6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS ....................................................    7

OVERVIEW .................................................................    7

RECENT ACCOUNTING PRONOUNCEMENTS .........................................    7

CRITICAL ACCOUNTING POLICIES .............................................    7
   Operating Strategy ....................................................    8
   Loan Origination ......................................................    9
   Asset Management ......................................................    9
   Contingencies and Commitments .........................................    9

RESULTS OF OPERATIONS ....................................................    9

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007 ....    9

LIQUIDITY AND CAPITAL RESOURCES ..........................................   10

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2008 .....   10

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2007 .....   10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......   11
   Market Risk ...........................................................   11
   Asset and Liability Management.........................................   12

ITEM 8. FINANCIAL STATEMENTS .............................................   12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE .....................................................   12

ITEM 9A(T). CONTROLS AND PROCEDURES ......................................   12
   Evaluation of Disclosure Controls and Procedures ......................   12
   Management's Report on Internal Control Over Financial Reporting ......   12

ITEM 9B. OTHER INFORMATION ...............................................   13

PART III .................................................................   13

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ..........   13

DIRECTORS ................................................................   13

EXECUTIVE OFFICERS .......................................................   13

ITEM 11. EXECUTIVE COMPENSATION ..........................................   14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS ..........................................   14

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE .............................................................   14

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES ..........................   14

PART IV ..................................................................   14

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ......................   14
   (a)   Financial Statements ............................................   14
   (b)   Financial Statement Schedules ...................................   14
   (d)   Reports on Form 8-K .............................................   15
   (e)   Miscellaneous Exhibits ..........................................   15

SIGNATURES ...............................................................   16

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eastern Light Capital, Incorporated (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. BUSINESS

General
-------

      References to the "Company" refer to Eastern Light Capital, Incorporated (the "Trust") - a Real Estate Investment Trust ("REIT") - and WrenCap Funding Corporation ("WCFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On July 2, 2008, the Trust - formerly known as Capital Alliance Income Trust, Ltd - was renamed Eastern Light Capital, Incorporated.

      On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC's common and preferred shares and the Trust and WCFC are consolidated in the Company's financial statements. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

      The Trust is a specialty mortgage finance company organized as a Real Estate Investment Trust ("REIT"). Historically the Trust has emphasized the Mortgage Investments Business and CAFC has emphasized the Mortgage Banking Business. On March 31, 2006, CAFC suspended the origination of new investment mortgages for the Trust and the origination of new mortgages for subsequent sale into the secondary mortgage market. By year end 2006, CAFC's unsold mortgages originated for secondary market sale were sold to the Trust. The Trust's investments are primarily high-yielding, collateral-oriented, non-conforming residential mortgage loans. Since May 1, 2007, WCFC has traded exchange listed marketable securities.

MORTGAGE INVESTMENT BUSINESS

General
-------

      The Trust's Mortgage Investment Business, principally acquired non-conforming residential mortgage loans, which at the time of investment had a maximum 75% combined loan-to-value ratio. Both first and second mortgage loans were acquired. Income is primarily earned from mortgage interest and mortgage fees. These investments are financed with shareholders' equity and institutional borrowings.

Mortgage Loan Portfolio
-----------------------

      As a matter of investment policy, all loans originated or purchased for the Trust's portfolio had a combined loan-to-value, at the time of acquisition, of not more than 75% of the collateral's value. Mortgage loans that defer part of the interest payment (negative amortization) are not acquired if the maximum deferred payment balance, when added to the original mortgage balance, exceeds 75% of the collateral's value at the time of origination. The collateral's value is verified by independent appraisal. During 2006, CAFC transferred 12 loans to the Trust with a total nominal value of $6,108,330 that did not satisfy the Trust's standard underwriting criteria.

      As of December 31, 2008, the Mortgage Investment Business loan portfolio totaled $5,460,948 with an average loan size of $287,418, an average weighted yield of 10.00%, a weighted average adjusted maturity of 19 months and a weighted average combined loan-to-value ratio of 80%. First deeds of trust comprised 42% of the portfolio's dollar value and second deeds of trust comprised 58%. As of December 31, 2007, the Mortgage Investment Business loan portfolio totaled $11,144,365 with an average loan size of $359,496, an average weighted yield of 11.06%, a weighted average adjusted maturity of 23 months and a weighted average combined loan-to-value ratio of 70%. First deeds of trust comprised 40% of the portfolio's dollar value and second deeds of trust comprised 60%. The mortgage loans are concentrated in California.

Financing
---------

      The Mortgage Investment Business is financed by the shareholders' equity and institutional borrowings. The Company's Bylaws restrict the encumbrance of the Company's assets to four (4) times its total shareholders' equity after excluding lines of credit and other financing obtained by WCFC. Additional lines of credit consistent with the financing objectives described herein may be sought.

MORTGAGE BANKING BUSINESS

General
-------

      The Mortgage Banking Business consisted of the origination and the purchase and sale of conforming and non-conforming mortgage loans secured by first liens and second liens on single (one-to-four) family residential properties. The Mortgage Banking Business provided a conduit between the originators of such mortgage loans and permanent investors in such loans. On March 31, 2006, the Company's Board of Directors suspended its Mortgage Banking Business. Until December 29, 2006, CAAI contracted with CAFC to provide management, mortgage origination, loan processing, underwriting, and secondary sales services.

      CAFC purchased or originated each loan from mortgage bankers, mortgage brokers or existing borrower relationships. The Mortgage Banking Business assumed the potential risk of delinquency and/or credit losses as well as interest rate risk in the event of a delay in the sale of such loans. Such on-going risks, upon the sale of a loan will pass to the purchaser without recourse to CAFC. CAFC's origination risk was minimized by the relatively short period that such loans were held prior to sale. Loans not purchased by for the Mortgage Investment Business were sold in the secondary market through whole loan sales or to an affiliate of the Former Manager. However, during 2006, twelve (12) loans with a total nominal value of $6,108,330 were transferred to the Trust that did not satisfy the Trust's standard underwriting criteria or investment objectives. These loans had a lower yield and/or a cumulative loan-to-value ratio greater than seventy-five percent.

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

      Although the Company has suspended its mortgage banking operations, the licenses to originate residential, multi-family and commercial mortgage loans in California remains active.

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

Servicing Portfolio
-------------------

      The following tables set forth certain information regarding the Trust's Mortgage Investment Business servicing portfolio of loans for the years ended December 31.

                                                               2008           2007
                                                            -----------   -----------
Beginning servicing portfolio                               $11,144,365   $17,121,939
Loans added to the servicing portfolio                               --            --
Loans sold, servicing released and principal paydowns (1)     5,683,417     5,977,574
                                                            -----------   -----------
Ending servicing portfolio                                  $ 5,460,948   $11,144,365
                                                            ===========   ===========
Number of loans serviced                                             19            31
Average loan size                                           $   287,418   $   359,496

      (1) Includes normal loan payoffs, prepayments, principal amortization and foreclosures.

Geographical Distribution
-------------------------

      The following table sets forth the geographic distribution of the Trust's Mortgage Investment Business servicing portfolio for the years ended December 31.

                                2008                      2007
                       ----------------------   ------------------------
                        Number of    $-% of       Number of     $-% of
      State               loans     Portfolio       loans      Portfolio
      --------         ----------   ---------   ------------   ---------
      CA                       16          90%            27          95%
      Other                     3          10%             4           5%
      --------         ----------   ---------   ------------   ---------
      Totals:                  19         100%            31         100%
                       ==========   =========   ============   =========

Interest
--------

      The weighted average interest for the Trust's Mortgage Investment Business portfolio of loans at December 31, 2008 was 10.00% and at December 31, 2007 was 11.06%.

Maturity
--------

      The weighted average adjusted maturity of the Trust's Mortgage Investment Business portfolio of loans at December 31, 2008 was 19 months and at December 31, 2007 was 23 months. The following table shows the Trust's maximum scheduled loan maturities for the years ended December 31.

                                2008                      2007
                       ----------------------   ------------------------
                        Amount of     $-% of     Amount of       $-% of
      Terms of Loans      loans     Portfolio      loans       Portfolio
      --------------   ----------   ---------   ------------   ---------
      0-12 months       3,004,856          55%     6,642,963          60%
      13-24 months        856,539          16%       464,727           4%
      25-36 months        347,813           6%     1,326,546          12%
      37-48 months             --           0%       415,806           4%
      Over 48           1,251,740          23%     2,294,323          21%
      --------------   ----------   ---------   ------------   ---------
      Totals:          $5,460,948         100%  $ 11,144,365         100%
                       ==========   =========   ============   =========

Delinquencies
-------------

      The following table shows the Trust's Mortgage Investment Business delinquency statistics for its servicing portfolio for the years ended December 31.

                                  2008                       2007
                        ------------------------   -----------------------
     Loans Delinquent   Number of        $-% of    Number of       $-% of
     For:                 loans        Portfolio     loans       Portfolio
     ----------------   ---------      ---------   ---------     ---------
     31-60 days                 2              5%          6            29%
     61-90 days                 2             14%          2             6%
     91 days +                  6(1)          47%          8(2)         31%
                        ---------      ---------   ---------     ---------
     Totals:                   10             66%         16            66%
                        =========      =========   =========     =========

      (1) Two of the 91 days+ delinquent loans were was satisfied or brought current by February 28, 2008.

      (2) One of the 91 days+ delinquent loans were was satisfied or brought current by February 27, 2009.

REGULATION

      The Company conducts its business so as not to become regulated as an investment trust under the Investment Company Act. The Company Trust Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interest"). Under the current interpretation of the staff of the Commission, in order to qualify for this exemption, the Trust must maintain at least 55% of its assets directly in mortgage loans, and certain other Qualifying Interests in real estate. If the Trust fails to qualify for exemption from registration as an investment trust, its ability to use leverage in its Mortgage Investment Business would be substantially reduced, and it would be unable to conduct its business as described herein. The Company has not requested a legal opinion from counsel indicating that, it will be exempt from the Investment Trust Act.

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

      Additionally, there are various state and local laws and regulations affecting the Company. Mortgage operations also may be subject to applicable state usury statutes. The Company believes that it is in compliance with all rules and regulations to which it is subject.

STRATEGY AND COMPETITION

      The Company's management is reassessing its ability to successfully compete in the high yielding Mortgage Investment Business. The Mortgage Investment Business faces competition from other financial institutions, including but not limited to banks, specialty finance companies and private mortgage investors. Many of the institutions with which the Company competes have significantly greater financial resources. The appropriate diversification of the Company's assets into other real estate investment trust permissible assets will be considered.

EMPLOYEES

      At December 31, 2008, the Company has three employees. At December 31, 2007, the Company had four employees. The Company's employees are not subject to a collective bargaining agreement and the relationship with its employees is good.

ITEM 1A. RISK FACTORS

      The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2. PROPERTIES

      The Company's principal office is located at 100 Pine Street, Suite 560, San Francisco, California, 94111 where it leases approximately 1,100 square feet under a lease that expires in July 2011. The existing facilities are adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS

      Legal Proceedings are described in Note 18 to the Financial Statements which is included in the Form 10-K under the caption "Contingencies".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The quarterly high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the two most recent fiscal years and the first two months of the current year follows:

   --------------------------------------------------------------------------
                                                                 Dividend per
     Year         Quarter          High           Low            Common Share
   --------------------------------------------------------------------------
                   1st             10.50          8.03               0.00
              ---------------------------------------------------------------
                   2nd              9.84          7.65               0.00
     2007     ---------------------------------------------------------------
                   3rd              7.95          4.90               0.00
              ---------------------------------------------------------------
                   4th              6.60          4.05               0.00
   --------------------------------------------------------------------------
                   1st              4.04          2.56               0.00
              ---------------------------------------------------------------
                   2nd              4.56          3.60               0.00
     2008     ---------------------------------------------------------------
                   3rd              4.95          4.13               0.00
              ---------------------------------------------------------------
                   4th              6.18          4.08               0.00
   --------------------------------------------------------------------------
    2009      Jan.1 - Feb 27        4.65          4.12               0.00
   --------------------------------------------------------------------------

      On April 14, 2008, there were approximately 70 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Common Stock and approximately 135 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Preferred Stock, which is not publicly traded. The Company believes that its Preferred and Common Stock is beneficially held by in excess of 500 shareholders.

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

      The Board of Directors has not established a minimum distribution level for the Common Stock. During 2008 and 2007, no dividends per share on Preferred and Common Stock were declared and paid. Distributions to stockholders are generally taxable as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. During 2005, 2006 and 2007, the Company incurred taxable losses, also known as Net Operating Losses ("NOL"). NOL's may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Service waives mandatory dividend payments until prior year's allowable NOLs are recovered. As of December 31, 2007, the Company had cumulative federal NOLs of approximately $2,219,652. As of December 31, 2008, the Company's cumulative NOL is undetermined, but is expected to increase.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited financial statements of the Company.

      The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                            Year Ended December 31
                                    ----------------------------------------------------------------------
Financial Summary                      2008           2007           2006           2005          2004
                                    -----------   ------------   ------------   -----------   ------------
Operations:
-----------
Revenue                             $   656,578   $  1,114,958   $  2,478,609   $ 3,797,885   $  3,903,488
Net income (loss)                      (619,718)    (2,939,689)    (1,631,428)     (307,308)       669,871

Per Share Data:
---------------
Weighted average basic earnings    ($      1.64) ($       7.73) ($       4.28) ($      1.13)  $       0.80
Weighted average diluted earnings  ($      1.64) ($       7.73) ($       4.28) ($      1.13)  $       0.69

Consolidated Balance Sheet Data:
--------------------------------
Mortgage notes receivable           $ 5,460,948   $ 11,144,365   $ 17,121,939   $26,318,616   $ 19,053,474
Total assets                         12,371,206     12,169,179     18,204,100    30,956,866     25,769,248
Total liabilities                     4,828,663      3,955,164      7,049,874    18,023,873     11,694,078
Stockholders' equity                  7,542,543      8,214,015     11,154,226    12,932,993     14,075,170
Common share equity                   2,259,856      2,931,328      5,871,539     7,522,516      8,490,853
Common shares                           366,532        380,532        380,532       390,032        442,325
Common share book value             $      6.17   $       7.70   $      15.43   $     19.29   $      19.20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, its common shares have been listed on the American Stock Exchange.

      During the first quarter of 2006, the Trust announced its intent to suspend mortgage banking loan originations and to monetize its mortgage banking loan portfolio. By year end 2006, mortgage banking loans (mortgages originally originated for sale into the secondary market) were transferred to the Trust. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

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

      The recent financial crisis has affected the Company's business by diminishing the credit quality of existing borrowers and lowering existing property values. The Company has actively managed the risk inherent from these conditions by modifying existing notes so as to avoid foreclosing on properties in a declining market. The Company expects that these efforts will help maintain the performance of the portfolio as borrowers will be more capable and motivated to satisfy their obligations.

      On April 20, 2007, the Company's 100% owned taxable subsidiary changed its name from Capital Alliance Funding Corporation ("CAFC") to WrenCap Funding Corporation ("WCFC"). The transition agreement with the Former Manager required the Company to remove the name "Capital Alliance" from the Trust's name by June 30, 2008 and from CAFC's name by April 30, 2007. Since May 1, 2007, WCFC has traded exchange listed marketable securities.

      Mortgage investment loans are reported as mortgage notes receivable and held until prepayment, maturity or foreclosure. As of December 31, 2008, the Mortgage Investment Business portfolio totaled $5,460,948, consisting of 19 loans, of which 8 loans totaling $3,353,673 or 61% of the portfolio loan value were delinquent over 60 days. As of February 27, 2009, two of the delinquent loans were brought current, one loan was modified, one loan was foreclosed upon by the senior lien holder, one loan became real owned and three loans totaling $1,624,933 or 30% of the December 31, 2008 portfolio balance remained delinquent. As of December 31, 2008, the Trust held five properties as real estate for sale or investment.

      As of December 31, 2007, the Mortgage Investment Business portfolio totaled $11,144,365, consisting of 31 loans, of which 10 loans totaling $4,182,117 or 37% of the portfolio loan value were delinquent over 60 days. As of February 28, 2008, one of the delinquent loans was brought current or paid off and seven loans totaling $3,882,188 or 35% of the December 31, 2007 portfolio balance remained delinquent. As of December 31, 2007, the Trust held two properties as real estate for sale.

RECENT ACCOUNTING PRONOUNCEMENTS

      Please refer to Financial Statement Footnote 2 for more information.

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

Revenue recognition. Interest income accrues as it is earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is past due by four scheduled payments or earlier when concern exists as to the ultimate collectibility of principal or interest. Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Stock option. Stock options granted prior to December 15, 2005 were issued with exercise prices equal to the market price of the Trust's common stock on the dates of grant. Because the exercise price is fixed at or above market price and other key terms are fixed, use of the intrinsic-value method was utilized and the Trust did not recognize an expense for these options. If the terms of these options were changed, variable accounting might need to be used, and the Trust might then need to begin recognizing compensation expense for the options. Options granted after December 15, 2005 were issued with exercise prices of 110% of the market price of the Trust's common stock on the dates of grant. These options are subject to a mandatory expense calculation.

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

      During 2007, the repayment of mortgage notes receivable and the monetization of non-performing assets reduced institutional borrowings by $3,125,993 to $3,641,828. During 2008, the Company reduced its institutional borrowings by $1,620,000 to $2,000,000. The $7,000,000 credit facility had a scheduled maturity of November 14, 2008. Negotiations to extend the credit facility are continuing.

      The Company is reviewing its current investment policies to include other REIT permissible assets in addition to residential mortgage loans. Since May 1, 2007, WCFC has traded exchange listed marketable securities. The Company may consider de-REITing to enhance shareholder value.

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

      On December 29, 2006, the Board of Directors terminated the Former Manager. The Former Manager and the Company's mortgage banking operations accounted for 100% of the loans acquired by the Trust in 2006. During 2007 and 2008, the Company did not acquire any loans from unaffiliated third parties or the Former Manager. Prospectively, portfolio loans may be acquired from unaffiliated third parties or the Former Manager.

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

Contingencies and Commitments
-----------------------------

      Loan loss reserves are estimates based on the anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of priority liens, costs of disposition, the face amount of the Company's mortgage loan and accrued interest receivable. As of December 31, 2008 and 2007, the Company reserved an allowance for loan losses of $720,000 and $2,155,000, respectively.

      Allowances for doubtful accounts are estimated reserves for the collectability of other receivables. As of December 31, 2008 and 2007, the Company reserved an allowance for doubtful accounts of $550,808 and $910,000, respectively.

      As of December 31, 2008, the following table summarizes the Trust's outstanding repayment obligations.

------------------------------------------------------------------------------------------------------------
                                                          Amount of Commitment Expiration Per Period
       Maximum Other                               ----------------------------------------------------------
 Commercial Commitments (a)      Total Amounts      Less than                                      After 5
  as of December 31, 2008          Committed          1 year       1 - 3 years     3 - 5 years      years
------------------------------------------------------------------------------------------------------------
Bank loans payable (b)            $2,005,184        $2,005,184          0               0             0
------------------------------------------------------------------------------------------------------------
Warehousing facilities                     0                 0          0               0             0
------------------------------------------------------------------------------------------------------------
Total Commercial Commitments      $2,005,184        $2,005,184          0               0             0
------------------------------------------------------------------------------------------------------------

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

(b) The Mortgage Investment Business' outstanding obligations as of December 31, 2008 due in less than one year were $2,005,184.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

      Revenues for the year ended December 31, 2008 decreased to $656,578 as compared to $1,114,958 for 2007. During 2008, interest income declined $473,307 due to the Trust's smaller loan portfolio as well as lower interest yields. Due to the suspension of mortgage banking operations in 2006, there was no loan origination income and service release premiums in 2008 and 2007.

      Expenses for the year ended December 31, 2008 decreased to $1,153,882 as compared to $3,946,152 for the previous year. The decrease in 2008 compared to 2007 is due to operational efficiencies and the Company's anticipation of the deteriorating conditions in the mortgage market in 2007. The provision for loan losses decreased $1,447,964 while the provision for doubtful accounts decreased $742,599. Total interest expenses decreased $192,228 and the transition to self-management resulted in a total decrease in general and administrative expenses of $226,615.

      During 2008, there was a gain from real estate owned $168,240 and real estate expenses of $272,237. During 2007, there was a loss from real estate owned of $63,229 and real estate expenses of $15,598. The gain on sales reflects management's improved ability to accurately foreclose on and sell non-performing assets.

      Net Loss for the year ended December 31, 2008 was $619,718. Net Loss for the year ended December 31, 2007 was $2,939,689.

      At year ended December 31, 2008, the Company's mortgage notes receivable balance was $5,683,417 less than the mortgage notes receivable balance for the year ended December 31, 2007. At year ended December 31, 2008, the real estate owned balance was $791,668 greater than the year ended December 31, 2007 balance.

LIQUIDITY AND CAPITAL RESOURCES

      During 2005, the Trust secured a $7,000,000 term facility, with a two year maturity and a one year extension option. The option to extend was exercised and the facilities scheduled maturity was November 14, 2008. Management believes that existing cash balances, cash flow from operations, the mortgage loans that are paid off, the net proceeds of REO sales, additional credit facilities that may be obtained during 2009 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2008

      As of January 1, 2008, the Trust had $962,190 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2008 were $1,974,687. The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities.

      The principal source of the Trust's increased liquidity was from investing activities. The primary use of cash was operating and financing activities. The increase in cash reflects the Company's continued focus on converting non-performing assets into cash or performing assets. This is reflected by cash provided from investing activities.

      Net cash used by the operating activities during the year ended December 31, 2008 was $773,872. The change in accounts receivable of $123,133 and the change in allowance for loan losses of $404,230 were the primary sources of cash. Net loss of $619,718, the gain on sale of real estate owned of $168,240 and the change in other liabilities of $453,566 were the primary uses of cash.

      Net cash of $3,485,154 was provided by investing activities. Decreased mortgage notes receivable provided $1,352,345 and a change in real estate owned provided $2,378,334. The investment in marketable securities used $116,598.

      Net cash used in financing activities during the year ended December 31, 2008 was $1,698,785. Paying down bank lines of credit of $1,636,644 and treasury stock purchases of $62,141 were the largest uses of cash from financing activities.

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

      The principal source of the Trust's increased liquidity was from investing activities. The primary use of cash was operating and financing activities. One of the Company's major goals for 2007 was to convert non-performing assets into either cash or a performing asset. The increase in cash from investing activities reflects this.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
-----------

      Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The Company's primary market risks are interest rate risk and credit risk of the Mortgage Investment Business.

      Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust's portfolio. The majority of the Company's assets are fixed-rate loans. The Company's loans are valued on the December 31, 2008 balance sheet at the lower of cost or market.

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

      On account of the relatively short adjusted weighted average maturity of the mortgage investment portfolio (19 months), a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments. As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Company may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

      Concentration Risk. Concentration risk is the exposure to loss associated with declines in assets that are geographically homogenous. As 90% of the Company's real estate is located in California, the Company is subject to economic risks associated with their physical concentration within the state of California as well as risks associated with the state's economy.

Asset and Liability Management
------------------------------

      Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management's strategy is to approximately match the term of the mortgage investment portfolio's liabilities to the portfolio's adjusted weighted average maturity (19 months).

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

ITEM 8. FINANCIAL STATEMENTS

      The audited Financial Statements and their accompanying notes are presented with the Report of Independent Registered Public Accounting Firm found on FS-1. The unaudited 2008 and 2007 fourth quarter statements of operations are presented before Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of our Company's management, including our Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management has concluded that our disclosures controls and procedures as of the end of the period covered by this report are effective. Effective disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations for the period of time covered by this report.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

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

Under the supervision and with the participation of our Company's management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

Our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, have implemented internal procedures to continually improve the effectiveness of the Company's internal control over financial reporting. Based on these policy changes, our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, expects that our internal control over financial reporting will continue to be effective.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None
--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2009 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The information required by this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Proxy Statement.

AUDIT COMMITTEE - FINANCIAL EXPERTS

Certain information required by this Item is incorporated herein by reference to the section entitled "Report of the Audit Committee" in the Proxy Statement. The board of directors has determined that Mr. James L. Grainer is an "audit committee financial expert" and "independent" as defined under applicable SEC and exchange rules.

EXECUTIVE OFFICERS

The information required by this Item is incorporated herein by reference to the section entitled "Executive Officers" in the Proxy Statement.

We adopted our "Code of Ethics," that applies to all employees, including our executive officers. A copy of the Code of Ethics is posted on our website at www.caitreit.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for it on our website.

Section 16(a) Beneficial Ownership Reporting Compliance - The information required by this Item is incorporated herein by reference to the section entitled "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Directors' Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" in the Proxy Statement.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements
      --------------------

      The following financial statements of the Company included in Appendix F are incorporated by reference in Item 8 of this report:

       Report of Independent Registered Public Accounting Firm .....   FS-1
       Consolidated Balance Sheets .................................   FS-2
       Consolidated Statements of Operations .......................   FS-3
       Consolidated Statements of Changes in Stockholders' Equity ..   FS-4
       Consolidated Statements of Cash Flows .......................   FS-5
       Notes to Consolidated Financial Statements ..................   FS-6 - 20

(b)   Financial Statement Schedules
      -----------------------------

      Not applicable

(c)   Exhibits

        Exhibit No.                         Description
        -----------                         -----------
            3.1      Certificate of Incorporation and Amendment No. 1 (1)

            3.2      Bylaws of the Registrant (1)

            3.3      Certificate of Amendment of Certificate of
                     Incorporation (3)

            3.4      Certificate of Amendment of Certificate of Incorporation

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

(d)   Reports on Form 8-K
      -------------------

      Form  8-K was filed on:

         o November 17, 2008 due to the press release regarding earnings for the third quarter of 2008.

(e)   Miscellaneous Exhibits
      ----------------------

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         Eastern Light Capital, Incorporated
Dated: April 15, 2009

By: /s/ Richard J. Wrensen               By: /s/ Andrea Barney
    --------------------------------         -----------------------------------
    Richard J. Wrensen                       Andrea Barney
    Chairman and                             Principal Accounting Officer and
    Chief Executive Officer                  Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard J. Wrensen                            Dated: April 15, 2009
----------------------------------------
Richard J. Wrensen
Chairman, Chief Executive Officer
President and Chief Financial Officer

/s/ James L. Grainer                              Dated: April 15, 2009
----------------------------------------
James L. Grainer
Director

/s/ Alan R. Jones                                 Dated: April 15, 2009
----------------------------------------
Alan R. Jones
Director

/s/ Ace J. Blackburn                              Dated: April 15, 2009
----------------------------------------
Ace J. Blackburn
Director

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eastern Light Capital, Incorporated:

We have audited the accompanying consolidated balance sheets of Eastern Light Capital, Incorporated and subsidiary (the "Company"), as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.
-----------------------------------

Roseland, New Jersey
April 15, 2009

                           EASTERN LIGHT CAPITAL, INC.
                           Consolidated Balance Sheets
                           December 31, 2008 and 2007

                                                                                        December 31,      December 31,
                                                                                            2008              2007
                                                                                      ---------------   ---------------
ASSETS

   Cash and cash equivalents                                                          $     1,974,687   $       962,190
   Marketable securities                                                                      213,839           133,459
   Accounts receivable                                                                        734,193         1,189,339
   Allowance for doubtful accounts                                                           (550,808)         (910,000)
                                                                                      ---------------   ---------------
      Net accounts receivable                                                                 183,385           279,339
   Notes receivable:
      Mortgage notes receivable                                                             5,460,948        11,144,365
      Allowance for loan losses                                                              (720,000)       (2,155,000)
                                                                                      ---------------   ---------------
         Net notes receivable                                                               4,740,948         8,989,365
      Real estate owned, net                                                                2,596,494         1,804,826
   Other assets (net of accumulated depreciation of $3,070)                                    30,157                --
                                                                                      ---------------   ---------------
   Total assets                                                                       $     9,739,510   $    12,169,179
                                                                                      ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities
      Bank loans payable                                                              $     2,005,184   $     3,641,828
      Other liabilities                                                                       191,783           313,336
                                                                                      ---------------   ---------------
   Total liabilities                                                                        2,196,967         3,955,164

   Stockholders' equity
      Preferred stock, $.01 par value;1,600,000 shares authorized; 213,820 shares
         issued and outstanding at December 31, 2008 and 2007                                   2,138             2,138
      Additional paid in capital - preferred stock                                          5,509,728         5,509,728
      Less treasury stock: 16,919 preferred shares at December 31, 2008 and
         2007 at cost                                                                        (229,179)         (229,179)

      Common stock, $.01 par value; 2,000,000 shares authorized; 500,032 shares
         issued and outstanding at December 31, 2008 and 2007                                   5,000             5,000
      Additional paid in capital - common stock                                             9,404,245         9,394,577
      Less treasury stock: 133,500 and 119,500 common shares at
         December 31, 2008 and 2007 at cost                                                (1,761,912)       (1,699,771)
      Accumulated other comprehensive income (loss)                                               334              (385)
   Accumulated deficit                                                                     (5,387,811)       (4,768,093)
                                                                                      ---------------   ---------------
   Total stockholders' equity                                                               7,542,543         8,214,015
                                                                                      ---------------   ---------------
   Total liabilities and stockholders' equity                                         $     9,739,510   $    12,169,179
                                                                                      ===============   ===============

     See accompanying notes to condensed consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.
                      Consolidated Statements of Operations
                 For the years ended December 31, 2008 and 2007

                                                          2008          2007
                                                      -----------   -----------
REVENUES
   Interest income                                    $   613,665   $ 1,086,972
   Other income                                            42,913        27,986
                                                      -----------   -----------
      Total revenues                                      656,578     1,114,958

EXPENSES
   Loan servicing fees to related parties                      --        15,500
   Interest expense on loans                              126,287       318,515
   Provision (recovery) for loan losses                   404,230     1,852,194
   Provision (recovery) of doubtful accounts              (62,599)      680,000
   Wages and salaries                                     385,396       426,754
   Non-income taxes                                        37,934        39,286
   Loan origination costs                                      --       124,654
   General and administrative                             262,634       489,249
                                                      -----------   -----------
      Total expenses                                    1,153,882     3,946,152
                                                      -----------   -----------

LOSS FROM OPERATIONS                                     (497,304)   (2,831,194)

OTHER INCOME (EXPENSE)
   Operating expenses of real estate owned               (272,237)      (15,598)
   Gain (loss) on sale of real estate owned               168,240       (63,229)
   Gain on sale of marketable securities                   36,937           622
   Commission expense                                     (55,354)      (30,290)
                                                      -----------   -----------
      Other income (expense), net                        (122,414)     (108,495)
                                                      -----------   -----------

NET INCOME (LOSS)                                     $  (619,718)  $(2,939,689)
                                                      ===========   ===========

PREFERRED DIVIDENDS                                            --            --
                                                      -----------   -----------

NET INCOME (LOSS)                                     $  (619,718)  $(2,939,689)
                                                      ===========   ===========

LOSS PER COMMON SHARE, BASIC AND DILUTED              $     (1.64)  $     (7.73)
                                                      ===========   ===========

DIVIDENDS PAID PER PREFERRED SHARE                    $        --   $        --
                                                      ===========   ===========

DIVIDENDS PAID PER COMMON SHARE                       $        --   $        --
                                                      ===========   ===========

COMMON SHARES, BASIC AND DILUTED                          377,014       380,532
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 2008 and 2007

                                                               Preferred                         Common
                                                              Additional                       Additional
                                      Preferred   Preferred     Paid in     Common    Common     Paid in
                                       Shares       Stock       Capital     Shares     Stock     Capital
                                      ---------   ---------   ----------   -------   -------   ----------
BALANCE, JANUARY 1, 2007                196,901   $   2,138   $5,509,728   380,532   $ 5,000   $9,394,577

Acquisition of treasury stock                --          --           --        --        --           --
Net income (loss)                            --          --           --        --        --           --
Issuance of common stock options             --          --           --        --        --           --
Dividends                                    --          --           --        --        --           --
Unrealized gain (loss)                       --          --           --        --        --           --
                                      ---------   ---------   ----------   -------   -------   ----------

BALANCE, DECEMBER 31, 2007              196,901       2,138    5,509,728   380,532     5,000    9,394,577

Acquisition of treasury stock                --          --           --   (14,000)       --           --
Net income (loss)                            --          --           --        --        --           --
Re-issuance of common stock options          --          --           --        --        --        9,668
Dividends                                    --          --           --        --        --           --
Unrealized gain (loss)                       --          --           --        --        --           --
                                      ---------   ---------   ----------   -------   -------   ----------

BALANCE, DECEMBER 31, 2008              196,901   $   2,138   $5,509,728   366,532   $ 5,000   $9,404,245
                                      =========   =========   ==========   =======   =======   ==========

                                                     Accumulated
                                                        Other
                                        Treasury    Comprehensive   Accumulated                 Comprehensive
                                         Stock      Income (Loss)     Deficit        Total      Income (Loss)
                                      -----------   -------------   -----------   -----------   -------------
BALANCE, JANUARY 1, 2007              $(1,928,950)  $         137   $(1,828,404)  $11,154,226

Acquisition of treasury stock                  --              --            --            --
Net income (loss)                              --              --    (2,939,689)   (2,939,689)     (2,939,689)
Issuance of common stock options               --              --            --            --              --
Dividends                                      --              --            --            --              --
Unrealized gain (loss)                         --            (522)           --          (522)           (522)
                                      -----------   -------------   -----------   -----------   -------------
                                                                                                $  (2,940,211)
                                                                                                =============
BALANCE, DECEMBER 31, 2007             (1,928,950)           (385)   (4,768,093)    8,214,015

Acquisition of treasury stock             (62,141)             --            --       (62,141)
Net income (loss)                              --              --      (619,718)     (619,718)       (619,718)
Re-issuance of common stock options            --              --            --         9,668              --
Dividends                                      --              --            --            --              --
Unrealized gain (loss)                         --             719            --           719             719
                                      -----------   -------------   -----------   -----------   -------------
                                                                                                $    (618,999)
                                                                                                =============
BALANCE, DECEMBER 31, 2008            $(1,991,091)  $         334   $(5,387,811)  $ 7,542,543
                                      ===========   =============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2008 and 2007

                                                         2008          2007
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $  (619,718)  $(2,939,689)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Stock-based compensation expense                      9,668            --
      (Gain) on marketable securities                     (36,937)         (622)
      Change in allowance for loan losses                 404,230     1,852,194
      Change in allowance for doubtful accounts           (62,599)      680,000
      (Gain) loss on sale of real estate                 (168,240)       63,229
      Change in accounts receivable                       123,133      (467,594)
      Amortization of origination costs                        --       124,654
      Change in other assets, net                          30,157            --
      Change in other liabilities, net                   (453,566)      154,320
                                                      -----------   -----------
         Net cash used in operating activities           (773,872)     (533,508)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in marketable securities                   (116,598)     (132,460)
   Investments in real estate owned                      (128,927)           --
   Proceeds from sale of real estate owned, net         2,378,334       241,819
   Principal proceeds from mortgage notes
      receivable                                        1,352,345     3,912,389
                                                      -----------   -----------
         Net cash provided by investing activities      3,485,154     4,021,748

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for bank loans, net                        (1,636,644)   (3,125,993)
   Purchase of treasury stock, common shares              (62,141)           --
   Preferred dividends paid                                    --            --
   Common dividends paid                                       --            --
                                                      -----------   -----------
         Net cash used in financing activities         (1,698,785)   (3,125,993)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          1,012,497       362,247

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            962,190       599,943
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 1,974,687   $   962,190
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest                             $   142,463   $   336,293
                                                      ===========   ===========
   Cash paid for taxes                                $    22,621   $    28,353
                                                      ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Foreclosures, net of reserves                      $ 4,331,072   $ 1,973,738
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

1.    Organization
      ------------

      References to the "Company" refer to Eastern Light Capital, Incorporated (the "Trust") - a Real Estate Investment Trust ("REIT") - and WrenCap Funding Corporation ("WCFC"), collectively. The Trust was incorporated in Delaware on December 12, 1995. On July 2, 2008, the Trust - formerly known as Capital Alliance Income Trust, Ltd - was renamed Eastern Light Capital, Incorporated.

      On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC's common and preferred shares and the Trust and WCFC are consolidated in the Company's financial statements. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the "Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

2.    Basis of presentation and summary of significant accounting policies
      --------------------------------------------------------------------

      Principles of consolidation. The consolidated financial statements include the accounts of the Trust and its wholly owned subsidiary, WCFC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Marketable securities. Marketable securities are classified as either trading or available-for-sale as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities classified as trading represent investments in debt and equity securities that are bought and held principally for the purpose of selling them in the near term. The securities classified as available-for-sale represent investments in debt and equity securities which the Trust intends to hold for an indefinite period of time. Trading securities are reported at fair value with unrealized gains and losses reported in the statement of operations. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statement of operations.

      Concentration of credit risk. The Company holds numerous mortgage notes receivable. These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. Three loans representing approximately 10% of the loan portfolio are deeds of trust on residential properties not in California.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

2.    Basis of presentation and summary of significant accounting policies
      --------------------------------------------------------------------
      (continued)
      -----------

      Allowance for loan loss reserve. Management reviews its loan loss provision regularly and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company's actual losses may differ from the estimate. Notes receivable deemed uncollectible are written off. The Company does not accrue interest income on impaired loans.

      Allowance for doubtful accounts. Management reviews its accounts receivable periodically and the Company has established an allowance for a receivable that may not be collectible. Management exercises judgment in establishing the allowance and the Company's actual losses may differ from the estimate.

      Real estate owned. Real estate owned results from foreclosure of mortgage notes receivable and at time of foreclosure is recorded at the lower of carrying amount or fair value of the property, less any superior liens and estimated costs to sell. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and adjusted to fair value. No depreciation is taken on the real estate owned. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned in the consolidated statements of operations.

      Origination costs. Due to the general decline in residential mortgage values, all previously capitalized origination costs were expensed in 2007. Prior to 2007, origination costs relating to investment mortgage notes receivable was capitalized and amortized over the term of the mortgage notes receivable.

      Fair value of assets and liabilities. The Trust adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), effective January 1, 2008. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

      In determining fair value, the Trust uses various valuation approaches. SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

            Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

            Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

            Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

      The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

2.    Basis of presentation and summary of significant accounting policies
      --------------------------------------------------------------------
      (continued)
      -----------

      Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Trust in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

      Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Trust's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

      As of December 31, 2008, the carrying amount of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their fair value reflected in the consolidated financial statements due to their short term maturities.

      Fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents, accounts payable and accrued liabilities (included in Other liabilities): The carrying amounts reported in the balance sheets approximate fair value due to the short term nature of these accounts.

      Available-for-sale and Trading securities (included in Marketable securities): These investments are reported on the balance sheets based upon quoted market prices.

      Mortgage interest receivable (included in Accounts receivable): The carrying amount reported on the balance sheets represents interest income pursuant to the Company's policy of Revenue recognition.

      Mortgage notes receivable: The carrying amount reported on the balance sheets represents the outstanding principal balance of performing notes. For non-performing mortgage notes receivable, the Company has established a loan loss reserve.

      Real estate owned: The carrying amount reported on the balance sheets represents the outstanding principal balance net of any reserves and inclusive of any loans senior to the Company.

      Taxes. The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

      In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial results.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

2.    Basis of presentation and summary of significant accounting policies
      --------------------------------------------------------------------
      (continued)
      -----------

      Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income. During 2008 and 2007, the Company expensed $14,990 and $21,600, respectively, for payment of such taxes.

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

      Other Comprehensive Income. SFAS No. 130 "Reporting Comprehensive Income," divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. There were $719 of unrealized gains related to available-for-sale securities at December 31, 2008. At December 31, 2008, accumulated other comprehensive loss was $618,999 and consisted of unrealized losses related to available for sale securities.

      Stock-Based Compensation. The Company complies with SFAS No. 123R, "Share-Based Payment," issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company was the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123.

      Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006. The Company is recognizing the expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures. The Company did not recognize the expense for employee stock options prior to January 1, 2006.

      The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS No. 123R to measure the fair value of stock options granted.

      For the year ended December 31, 2007, no option awards were issued. For the year ended December 31, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

2.    Basis of  presentation  and  summary of  significant  accounting  policies
      --------------------------------------------------------------------------
      (continued)
      -----------

      Earnings Per Share. In accordance with SFAS No. 128 "Earnings Per Share," the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. At December 31, 2008, options to purchase 88,940 shares of common stock are not considered in the diluted earnings per share calculation due to anti-dilution. This is disclosed in Note 16.

      Recent accounting pronouncements. In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", ("FSP 157-3"), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to Financial Assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with statement 157. The Company does not expect the adoption of FSP No. 157-3 to have a material impact on its consolidated financial statements.

      In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to clarify that all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact that the adoption of FSP EITF 03-6-1, if any, will have on its consolidated financial statements.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133." SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their efforts on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS 141 (R)") which replaces SFAS No. 141, "Business Combinations" and requires a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS 141 (R) may have on the Company's consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements and amendment of ARB No. 51" ("SFAS 160"). Among other items, SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated financial statements.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

2.    Basis of  presentation  and  summary of  significant  accounting  policies
      --------------------------------------------------------------------------
      (continued)
      -----------

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. Effective January 1, 2008, the Trust adopted SFAS 159. The Trust's adoption of SFAS 159 did not have a material impact on the consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the company's consolidated financial position, results of operations and cash flows. Management does not believe that the remaining provisions will have a material effect on the company's consolidated financial position and results of operations and cash flows when they become effective on January 1, 2009.

      Reclassifications. Certain 2007 amounts have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on reported net income or earnings per share.

3.    Marketable securities
      ---------------------

      Marketable securities consist of exchange listed equity securities which are classified as trading securities or available-for-sale securities by the Company. As of December 31, 2008, trading securities totaled $205,870, net of a short position of $14,791, which in the aggregate includes an unrealized loss of $14,416. During 2008, the Company recorded a realized loss of $5,927. As of December 31, 2007, trading securities totaled $133,082, net of a short position of $8,634, which in the aggregate included an unrealized loss of $386.

      As of December 31, 2008, available-for-sale securities totaled $7,969 which included an unrealized gain of $719 recorded in accumulated other comprehensive income. During 2008, the Company recorded a realized gain of $42,864. As of December 31, 2007, available-for-sale securities totaled $377 which included an unrealized loss of $522 recorded in accumulated other comprehensive income. During 2007, the Company recorded a realized gain of $622,

4.    Accounts receivable
      -------------------

      Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of December 31, 2008 and 2007, accrued interest, other amounts due from borrowers and the custodial account receivable were $734,193 and $1,189,339, respectively. As of December 31, 2008 and 2007,
      Management believes that an allowance for doubtful accounts of $550,808 and $910,000, respectively, is adequate protection against the collectability of the receivable as well as the costs associated with possible legal action.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

5.    Mortgage notes receivable
      -------------------------

      Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2008 and 2007 follows:

                                                                2008           2007
                                                            ------------   ------------
         Balance, beginning of year
         Additions during period:                           $ 11,144,365   $ 17,121,939
            Originations                                              --             --
         Deductions during period:
            Collections of principal                             (89,949)      (162,099)
            Repayments                                        (1,262,396)    (3,750,290)
            Sales                                                     --             --
            Write-offs of uncollectible principal                     --        (91,447)
            Foreclosures, net of reserve                      (4,331,072)    (1,973,738)
                                                            ------------   ------------
         Balance, end of year                               $  5,460,948   $ 11,144,365
                                                            ============   ============

      The mortgage notes receivable represent home equity loans primarily secured by deeds of trust on one-to-four unit residential real estate. The Company is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy. Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and unamortized principal is usually due as a balloon payment at loan maturity.

                 [ REMAINDER OF PAGE INTENTIONALLY LEFT BLANK ]

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

5.    Mortgage notes receivable (continued)
      -------------------------------------

The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2008:

                                                                                                    Carrying         Amount of
                                               Final       Monthly                 Face amount of   amount of   delinquent principal
Principal outstanding   Interest rate      maturity date   payment  Lien Priority    mortgage(s)   mortgage(s)        (Note A)
---------------------  ----------------  ----------------  -------  -------------  --------------  -----------  --------------------
Individual loans
   greater than
   $499,999:                9.50%            10/01/08      $ 7,813     Second      $    1,500,000  $ 1,500,000  $          1,500,000
                            11.50%           10/01/10        7,187      First             750,000      750,000                    --
Loans from
   $400,000-$499,999   12.00% to 12.75%   16 to 23 months                                 905,000      904,998               904,999
Loans from
   $300,000-$399,999    6.38% to 7.50%   25 to 309 months                               1,381,443    1,257,562                    --
Loans from
   $200,000-$299,999   12.00% to 13.50%   8 to 37 months                                  460,000      458,752                    --
Loans from
   $100,000- 199,999   7.75% to 11.00%    8 to 295 months                                 337,038      259,762               109,259
Loans up to $99,999    7.00% to 17.75%   22 to 203 months                                 505,676      329,874                71,517
                                                                                   --------------  -----------  --------------------
Total Mortgage Notes Receivable at December 31, 2008                               $    5,839,157  $ 5,460,948  $          2,585,774
                                                                                   ==============  ===========  ====================

(A) Delinquent loans are loans where the monthly interest payments in arrears are 90 or more days overdue. As of December 31, 2008, there were eight (8) loans totaling $3,353,673 of principal and $85,482 of interest that were 61 to 180 days delinquent on interest payments. There were six loans that were delinquent for over 180 days. Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

5.    Mortgage notes receivable (continued)
      -------------------------------------

The following is a summary of the Trust's mortgage notes receivable balance at December 31, 2007:

                                                                                                    Carrying         Amount of
                                               Final       Monthly                 Face amount of   amount of   delinquent principal
Principal outstanding   Interest rate      maturity date   payment  Lien Priority    mortgage(s)   mortgage(s)        (Note A)
---------------------  ----------------  ----------------  -------  -------------  --------------  -----------  --------------------
Individual loans
   greater than
   $499,999:                 12.50%          10/01/08      $15,625     Second      $    1,500,000  $ 1,500,000  $                 --
                             12.50%          12/01/06       10,157     Second             995,000      995,000               995,000
                             12.50%          01/01/21        9,343     Second             800,000      896,975               896,975
                             11.00%          10/01/08        6,875      First             750,000      750,000                    --
                             11.00%          10/01/07        6,645      First             725,000      724,985               724,985
                             13.00%          11/01/08        7,580      First             700,000      699,715                    --
Loans from
   $400,000-$499,999    6.95% to 12.75%  12 to 154 months                               1,905,000    1,893,630               480,000
Loans from
   $300,000-$399,999    6.38% to 11.00%   8 to 321 months                               1,681,443    1,589,133                    --
Loans from
   $200,000-$299,999   10.00% to 13.50%   1 to 27 months                                1,340,000    1,338,606               823,719
Loans from
   $100,000- 199,999    7.75% to 11.75%  20 to 307 months                                 487,038      405,663               244,176
Loans up to $99,999     7.00% to 17.75%  20 to 215 months                                 519,787      350,658                17,262
                                                                                   --------------  -----------  --------------------
Total Mortgage Notes Receivable at December 31, 2007                               $   11,403,268  $11,144,365  $          4,182,117
                                                                                   ==============  ===========  ====================

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

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

6.    Allowance for loan losses
      -------------------------

      The allowance for loan losses is based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent. Management believes a $720,000 and $2,155,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of December 31, 2008 and 2007, respectively. Actual losses may differ from the estimate.

      A reconciliation of the allowance for loan losses for the years ended December 31, 2008 and 2007 follows:

                                                         2008           2007
                                                     -----------    -----------
      Provision for loan losses                      $   404,230    $ 1,852,194
      Write-offs of uncollectible loans (net)         (1,839,230)      (479,503)
                                                     -----------    -----------
         Total adjustments to allowance               (1,435,000)     1,372,691
      Balance, beginning of year                       2,155,000        782,309
                                                     -----------    -----------
      Balance, end of year                           $   720,000    $ 2,155,000
                                                     ===========    ===========

7.    Real estate owned
      -----------------

      As of January 1, 2007, the Company owned one property. During 2007, the Company foreclosed on three properties, did not assume any mortgage note payables and sold one property providing for three properties as of December 31, 2007. During 2008, the company foreclosed on eight properties, sold four properties, wrote off one property and one property reverted to the senior lien holder. Two of the foreclosed properties had senior liens in the amounts of $1,998,370 and $633,319. As of December 31, 2008, the Company owned five properties. As of December 31, 2008 and 2007, the senior mortgage's principal balances were $2,631,689 and $0, respectively. Management may elect to lease real estate assets in lieu of immediately marketing real estate owned assets for sale.

      A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2008 and 2007:

                                                         2008           2007
                                                     -----------    -----------
      Balance, beginning of year                     $ 1,804,826    $   245,000
         Foreclosed mortgage notes, (non-cash)         5,785,524      1,973,738
         Repayment of senior debt                             --             --
         Recognition of senior debt (non-cash)        (2,631,689)            --
         Investments                                     128,927             --
         Write-downs of property (non-cash)             (281,000)      (108,864)
         Gain (loss) on sale                             168,240        (63,229)
                                                     -----------    -----------
                                                       4,974,828      2,046,645
      Less: Proceeds from sale of real estate owned
         (net of closing costs)                       (2,378,334)      (241,819)
                                                     -----------    -----------
      Balance, end of year                           $ 2,596,494    $ 1,804,826
                                                     ===========    ===========

8.    Bank loans payable
      ------------------

      As of November 15, 2005, the Trust obtained a two-year term $7,000,000 credit facility with a one year extension. The Trust extended the facility in November of 2007. The Company has a line of credit with a Bank in which the Company pledges qualified mortgage notes and receives advances of up to 80% of the value of the note. Interest is payable monthly at the daily one month LIBOR rate and a spread of 2.00%. During the year ended December 31, 2008, the Company reduced its institutional borrowings from $3,641,828 to $2,000,000. As of December 31, 2008, the Company had an accrued interest payable of $5,184. The Company was actively negotiating an extension of the line of credit and had received a commitment to extend it one year to November 14, 2009. However, on November 7, 2008, the Federal Deposit Insurance Company ("FDIC") seized the Bank. Documentation of the extension has been suspended until the FDIC reviews the Company's extension request in further detail. The FDIC extension remains pending.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

9.    Related party transactions
      --------------------------

      The Former Manager, which is owned by Messrs. Swartz (a former director) and Konczal (a former director) provided management and advisory services and received fees for these services from the Trust. The Former Manager was also entitled to reimbursement from the Trust for clerical and administrative services at cost based on relative utilization of facilities and personnel. The Former Manager was also reimbursed by CAFC for direct expenses and administrative services. On December 29, 2006, the Former Manager's management and advisory service contracts were terminated and the Trust paid the Former Manager a one time termination fee of $500,000 which is reported in General and administrative expenses in the consolidated statements of operations for the year ended December 31, 2006.

      During 2001, CAFC paid a $5,000 deposit for an option to purchase Sierra Capital Corporate Advisors ("SCCA"). SCCA is owned by Messrs. Swartz and Konczal. On December 29, 2006 the option was transferred to the Former Manager for $5,000.

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

      During 2007, Messrs. Swartz and Konczal served as Non-Independent Directors on the Trust's Board of Directors and were paid $5,000 and $5,000, respectively, in meeting fees. During 2007, Mr. Swartz also received a retainer of $15,600 as Chairman of the Board. Mr. Konczal's term as director expired in 2007 and he was not nominated to the Board for re-election. On March 8, 2008, Thomas B. Swartz, a Non-Independent Director, resigned from the Trust's Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until their scheduled maturity or June 3, 2009, whichever date occurs earlier.

10.   Preferred, common and treasury stock
      ------------------------------------

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

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

10.   Preferred, common and treasury stock (continued)
      ------------------------------------------------

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

      As of January 1, 2007, the Trust's net Preferred Stock balance was 196,901. During 2007 and 2008, no Preferred Stock shares were purchased. As of December 31, 2008, the Trust's net Preferred Stock balance was 196,901.

      As of January 1, 2007, the Trust's net Common Stock balance was 380,532. During 2007, no Common Stock was purchased and no options were exercised or awarded. As of December 31, 2007, the Trust's net Common Stock balance was 380,532. During 2008, the Trust's cumulative Common Stock purchases totaled 14,000 shares and 84,655 options were re-awarded. As December 31, 2008, the Trust's net Common Stock balance was 366,532.

11.   Fair Value Measurements.
      ------------------------

      The adoption of SFAS 157 to the Company's financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company's financial results.

      The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and includes situations where there is little, if any, market activity for the asset or liability.

                                  Dec. 31, 2008   Level 1     Level 2   Level 3
                                  -------------   ---------   -------   -------
      Asset:
         Cash equivalents         $     304,897   $ 304,897   $    --   $    --
         Marketable securities          213,839     213,839        --        --
                                  -------------   ---------   -------   -------
      Total                       $     518,736   $ 518,736   $    --   $    --
                                  =============   =========   =======   =======

      The fair values of the Company's cash equivalents and marketable securities are determined through market observable and corroborated sources. The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

12.   Common stock options
      --------------------

      The 1998 Incentive Stock Option Plan ("Plan") adopted by the Board of Directors and approved by stockholders, provide qualified and non-qualified Common Stock options for the purchase of 247,500 Common Shares of the Trust. Company officers, employees, agents, contractors and Directors of the board are the eligible recipients of the options. The options may have a term of up to 10 years with a first exercise date generally within twelve (12) months after the date of the grant. Under the terms of the Plan, the exercise price of each option cannot be less than 100% of the Common Shares closing stock price on the date of grant. In February of 2008, the Board of Directors approved the reissuance of 84,655 options at 110% of the Common Shares closing stock price. The Plan expired on April 16, 2008. Therefore, the Company can no longer re-issue or re-price the outstanding options.

      The activity in the Plan for the years ended December 31, 2008 and 2007 are as follows:

                                                                Weighted average
                                                     Options     exercise price
                                                     -------    ----------------
      Outstanding at January 1, 2007                 161,220        $  10.69
         Granted                                          --              --
         Exercised                                        --              --
         Forfeited                                   (42,960)         (10.85)
                                                     -------        --------
      Outstanding at December 31, 2007               118,260        $  10.64
                                                     -------        --------
         Granted                                      84,655        $   3.63
         Exercised                                        --              --
         Forfeited                                   (56,820)       ($ 13.50)
      Outstanding at December 31, 2008               146,095        $   5.90
                                                     =======        ========
      Outstanding options exercisable as of
         January 1, 2007                             161,220        $  10.69
         December 31, 2007                           118,260        $  10.64
         December 31, 2008                           146,095        $   5.90
                                                     =======        ========

      The following table summarizes information with respect to stock options outstanding at December 31, 2008:

                                                               Options outstanding
                                            ---------------------------------------------------------
                                                                  Weighted-average       Weighted-
                                                               remaining contractual      average
      Range of exercise prices              Number of shares        life (years)       exercise price
                                            ---------------------------------------------------------
         $3.63                                    84,655                6.88              $  3.63
         $9.00 - $9.06                            61,440                1.58              $  9.03
                                                 -------                ----              -------
                                                 146,095                4.65              $  5.90
                                                 =======                ====              =======

      For the years ending December 31, 2008 and 2007, no stock options were exercised. As of December 31, 2008, a stock option expense of $9,668 was recognized for options that had vested. The outstanding stock option expense from future vesting is approximately $3,054 and $6,948 for the years ending December 31, 2009 and 2010, respectively.

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

13.   Earnings per share
      ------------------

      The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2008 and 2007:

                                                                                2008           2007
                                                                            -----------    -----------
         Numerator:
         Net loss                                                           $  (619,718)   $(2,939,689)
         Preferred dividends attributable to income                                  --             --
                                                                            -----------    -----------
         Numerator for basic and diluted Earnings per share
            income available to common stockholders                         $  (619,718)   $(2,939,689)
                                                                            ===========    ===========
         Denominator:
            Basic weighted average shares                                       377,014        380,532
            Dilutive effect of options                                               --             --
                                                                            -----------    -----------
            Diluted weighted average shares                                     377,014        380,532
                                                                            ===========    ===========
         Basic loss per common share                                        $     (1.64)   $     (7.73)
                                                                            ===========    ===========
         Diluted loss per common share                                      $     (1.64)   $     (7.73)
                                                                            ===========    ===========

14.   Selected quarterly financial data - unaudited
      ---------------------------------------------

      Selected quarterly financial data is presented below by quarter for the year ended December 31, 2008:

                                                                       For the year ended December 31, 2008
                                                                       ------------------------------------
                                                 Total         4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                                              -----------    -----------    -----------    -----------    -----------
      Revenue                                 $   656,578    $   131,337    $   159,187    $   125,048    $   241,610
      Gain (loss) from other items               (122,414)      (158,597)        30,225        (17,803)        23,761
         Net income (loss)                       (619,718)      (636,328)         5,244          2,098          9,268
         Preferred dividends                           --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------
         Net income (loss) applicable
            to common stock                   $  (619,718)   $  (636,328)   $     5,244    $     2,098    $     9,268
                                              ===========    ===========    ===========    ===========    ===========
      Gain (loss) per share,
         basic and diluted                    ($     1.64)   ($     1.68)   $      0.01    $      0.01    $      0.02

      Selected quarterly financial data is presented below by quarter for the year ended December 31, 2007:

                                                                       For the year ended December 31, 2007
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

                           EASTERN LIGHT CAPITAL, INC.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2008 and 2007

15.   Contingencies
      -------------

      The Company is involved in three legal proceedings as of December 31, 2008.

      On April 14, 2006, the Trust and WCFC were served a summons alleging that the Company was involved with misleading a former mortgage holder. Upon the satisfaction of their mortgage claim from the proceeds of a Company provided mortgage, the former mortgage holder released their escrow settlement to the new purchaser without re-recording their subordinate mortgage claim. On July 14, 2006, the property was sold at a Trustee sale and the Company's loan was paid in full. The former mortgage holder's unrecorded claim was not satisfied at the aforementioned Trustee sale. The Company believes the former mortgage holder's action is without merit and is seeking dismissal.

      On November 1, 2007, WCFC was served a summons dated September 5, 2007 from a former borrower alleging that the Company assisted the replacement lender to unlawfully and illegally foreclose on the former borrower's property. The Company believes the former mortgage holder's action is without merit and is seeking dismissal.

      In March 2008, the Trust was named as a defendant in a complaint alleging breach of contract, fraud and negligence relating to two foreclosed properties. The Company believes the former mortgage holder's action is without merit and is seeking dismissal.

16.   Subsequent Event
      ----------------

      In the first quarter of 2009, the Trust foreclosed on a property without a senior lien. The property was originally secured by a mortgage note with a face value of $480,000 and a carrying amount of $453,352 and was reported as real estate owned with a full carrying amount of $453,552.