Form 10-Q
period 2009-03-31
EASTERN LIGHT CAPITAL, INC.
filed 2009-05-19
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                         ------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-12941

                       EASTERN LIGHT CAPITAL, INCORPORATED
                       -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                           94-3240473
            --------                                           ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


          100 Pine Street, Suite 560, San Francisco, California 94111
          -----------------------------------------------------------
            (Address of principal executive office)       (zip code)

                                 (415) 693-9500
                                 --------------
              (Registrant's Telephone Number, including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
----------------------------           -----------------------------------------
Common Stock $0.01 par value                       NYSE Amex


           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

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

   Large accelerated filer: [_]                   Accelerated filer:  [_]
   Non-accelerated filer: [_]                     Smaller reporting company:[X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [_] No [X]

As of March 31, 2009, the registrant has approximately 365,982 shares of common stock outstanding.

                                TABLE OF CONTENTS


          PART I  - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets                                1

          Condensed Consolidated Statements of Operations                      2

          Condensed Consolidated Statements of Cash Flows                      3

          Notes to Condensed Consolidated Financial Statements               4-9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        10-13

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13

ITEM 4    CONTROLS AND PROCEDURES                                             14
          PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                   14

ITEM 1A   RISK FACTORS                                                        14

ITEM 1B   UNRESOLVED STAFF COMMENTS                                           14

ITEM 2    CHANGES IN SECURITIES                                               14

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   15

ITEM 5    OTHER INFORMATION                                                   15

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                    15

          SIGNATURES                                                          16

          CERTIFICATIONS


         All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.


                      EASTERN LIGHT CAPITAL, INCORPORATED

                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                        March 31,     December 31,
                                                                          2009            2008
                                                                      ------------    ------------
ASSETS
    Cash and cash equivalents                                         $    346,469    $  1,974,687
    Marketable securities                                                2,552,056         213,839
    Accounts receivable                                                    742,910         734,193
    Allowance for doubtful accounts                                       (529,044)       (550,808)
                                                                      ------------    ------------
        Net accounts receivable                                            213,866         183,385
    Notes receivable:
       Mortgage notes receivable                                         4,911,241       5,460,948
       Allowance for loan losses                                          (597,000)       (720,000)
                                                                      ------------    ------------
          Net notes receivable                                           4,314,241       4,740,948
    Real estate owned                                                    3,022,046       2,596,494
    Other assets                                                            43,157          30,157
                                                                      ------------    ------------

    Total assets                                                      $ 10,491,835    $  9,739,510
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Bank loans payable                                           $  2,004,357    $  2,005,184
         Other liabilities                                                 963,575         191,783
                                                                      ------------    ------------
                                                                      ------------    ------------
    Total liabilities                                                    2,967,932       2,196,967
                                                                      ------------    ------------

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized;          2,138           2,138
           213,820 shares issued and outstanding at March 31, 2009
           and December 31, 2008
       Additional paid in capital - preferred stock                      5,509,728       5,509,728
    Less treasury stock: 16,919 preferred shares at
           March 31, 2009 and December 31, 2008 at cost                   (229,179)       (229,179)

       Common stock, $.01 par value; 2,000,000 shares authorized;            5,000           5,000
           500,032 shares issued and outstanding at March 31, 2009
           and December 31, 2008
       Additional paid in capital - common stock                         9,405,694       9,404,245
    Less treasury stock: 134,050 and 133,500 common shares at
           March 31, 2009 and December 31, 2008 at cost                 (1,764,253)     (1,761,912)
       Accumulated other comprehensive income                              (45,922)            334
       Accumulated deficit                                              (5,359,303)     (5,387,811)
                                                                      ------------    ------------

    Total stockholders' equity                                           7,523,903       7,542,543
                                                                      ------------    ------------

    Total liabilities and stockholders' equity                        $ 10,491,835    $  9,739,510
                                                                      ============    ============

     See accompanying notes to condensed consolidated financial statements.

                      EASTERN LIGHT CAPITAL, INCORPORATED

                Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                                 Three Months Ended
                                                                      March 31
                                                                 2009         2008
                                                              ---------    ---------
REVENUES
       Interest income                                        $  47,065    $ 236,610
       Rental income                                             30,781           --
       Other income                                                 927        4,396
                                                              ---------    ---------
       Total revenues                                            78,773      241,006
                                                              ---------    ---------

EXPENSES
       Interest expense on loans                                 12,606       48,215
       Provision for loan losses                                  4,297       25,000
       Provision for (recovery of) doubtful accounts              8,235      (47,000)
       Operating expenses of real estate owned                   68,444        2,969
       Wages and salaries                                       107,466      104,327
       Depreciation                                              14,894           --
       General and administrative                               114,251      124,957
                                                              ---------    ---------
       Total expenses                                           330,193      258,468
                                                              ---------    ---------

LOSS FROM OPERATIONS                                           (251,420)     (17,462)

       Gain (loss) on real estate owned                               2       57,163
       Gain (loss) on sale of trading securities                246,555       (8,228)
       Gain (loss) on sale of available for sale securities      33,371      (22,205)
                                                              ---------    ---------
       Total other income, net                                  279,928       26,730
                                                              ---------    ---------

NET INCOME                                                    $  28,508    $   9,268
                                                              =========    =========

PREFERRED DIVIDENDS                                                  --           --
                                                              ---------    ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                   $  28,508    $   9,268
                                                              =========    =========

BASIC EARNINGS PER COMMON SHARE                               $    0.08    $    0.02
                                                              =========    =========

DILUTED EARNINGS PER COMMON SHARE                             $    0.08    $    0.02
                                                              =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                            $      --    $      --
                                                              =========    =========

DIVIDENDS PAID PER COMMON SHARE                               $      --    $      --
                                                              =========    =========

BASIC COMMON SHARES                                             366,207      382,374
                                                              =========    =========

DILUTED COMMON SHARES                                           373,643      382,374
                                                              =========    =========

     See accompanying notes to condensed consolidated financial statements.


                      EASTERN LIGHT CAPITAL, INCORPORATED

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                          Three Months Ended
                                                                              March 31
                                                                         2009            2008
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                     $    28,508    $     9,268
      Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation                                                        11,896             --
      Stock-based compensation expense                                     1,449          9,795
      Provision for loan losses                                            4,297         25,000
      Change in allowance for doubtful accounts                          (13,217)       (47,000)
      Realized gain on sale of marketable securities                    (279,926)         8,228
      Change in accounts receivable                                       (8,717)        35,238
      Change in other assets                                             (13,000)            --
      Change in in other liabilities                                     771,791        (76,550)
                                                                     -----------    -----------
      Net cash provided by (used in) operating activities                503,081        (36,021)

CASH FLOWS FROM INVESTING ACTIVITIES
      (Investment in ) proceeds from sale of marketable securities    (2,104,547)        84,817
      (Investment in) proceeds from sale of real estate owned, net       (37,448)     1,769,825
      Proceeds from mortgage notes receivable                             13,864      1,341,788
                                                                     -----------    -----------
        Net cash provided by (used in) investing activities           (2,128,131)     3,196,430

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for bank loans, net                                          (827)      (398,825)
      Purchase of treasury stock                                          (2,341)            --
      Preferred dividends paid                                                --             --
      Common dividends paid                                                   --             --
                                                                     -----------    -----------
        Net cash used in financing activities                             (3,168)      (398,825)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,628,218)     2,761,584

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,974,687        962,190
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   346,469    $ 3,723,774
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                         $    13,433    $    55,040
                                                                     ===========    ===========
      Cash paid for taxes                                            $     8,676    $        50
                                                                     ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Foreclosures, net of reserves                                  $   400,000    $        --
                                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       EASTERN LIGHT CAPITAL, INCORPORATED

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

     On April 15, 1997, the Trust formed a taxable REIT subsidiary, Capital Alliance Funding Corporation ("CAFC"). On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC's common and preferred shares and the Trust and WCFC are consolidated in the Company's financial statements. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. ("Former Manager", "CAAI"). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

     The Trust is a specialty finance company organized as a REIT. Historically the Trust has emphasized the Mortgage Investments Business and CAFC has emphasized the Mortgage Banking Business. On March 31, 2006, CAFC suspended the origination of new investment mortgages for the Trust and the origination of new mortgages for subsequent sale into the secondary mortgage market. At year end 2006, CAFC's unsold mortgages originated for secondary market sale were sold to the Trust. The Trust's investments are primarily high-yielding, collateral-oriented, non-conforming residential mortgage loans. Since May 1, 2007, WCFC has only invested and traded in exchange listed marketable securities.

2.   Basis of presentation and summary of significant accounting policies
     --------------------------------------------------------------------

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 as reported in the Company's Form 10-K filed pursuant to 15d-2 with the Securities and Exchange Commission.

     Principles of consolidation.    The condensed consolidated financial
     statements include the accounts of the Trust and its wholly owned subsidiary, WCFC. All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis of accounting.    The Company prepares its condensed consolidated
     financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant inter-company amounts have been eliminated in consolidation. The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

     Use of estimates.    The preparation of condensed consolidated financial
     statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

2.   Basis of presentation and summary of significant accounting policies
     --------------------------------------------------------------------
     (continued)

     Marketable securities.    Marketable securities are classified as either
     trading or available-for-sale as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities classified as trading represent investments in exchange listed debt and equity securities that are bought and held principally for the purpose of selling them in the near term. The securities classified as available-for-sale represent investments in exchange listed debt and equity securities which the Trust intends to hold for an indefinite period of time. Trading securities are reported at fair value with unrealized gains and losses reported in the statement of operations. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. For the three months ending March 31, 2009, there was a decline of $46,256 in the market value of available-for-sale securities which is reported as a loss in accumulated other comprehensive income. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statement of operations.

     Concentration of credit risk.   The Company holds mortgage notes receivable
     that are secured by deeds of trust on residential properties, 89% of which are located in California. This concentration of credit may pose a risk to the value of the loan portfolio due to changes in the economy or other conditions of the geographical area.

     Revenue recognition.   Interest income is recorded on the accrual basis of
     accounting in accordance with the terms of the loans. Management reviews the likelihood that a loan will be repaid when the payment of principal or interest is delinquent over two payments. For these delinquent loans, Management may establish a loan loss reserve to protect against principal losses in the loan portfolio and an allowance for doubtful accounts to protect against losses from accrued interest. If the mortgage's collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, additional interest is not accrued. Loan origination income and extension fees are deferred and recognized over the remaining life of the loan as interest income on the interest method.

     Stock-based compensation.   During the three months ended March 31, 2009,
     no option awards were issued. During the three months ended March 31, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to FASB Statement No. 123 (revised 2004) ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

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

     Reclassifications.   Certain 2008 amounts have been reclassified to conform
     to the 2009 presentation. Such reclassifications had no effect on reported net income or earnings per share.

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

     Fair Value of Financial Instruments.   In April 2009, the FASB issued FASB
     Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS154-4 will be effective for the Company for the quarter ending June 30, 2009. The Company does not expect adoption to have a material impact on its financial position and results of operations.

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

2.   Basis of presentation and summary of significant accounting policies
     --------------------------------------------------------------------
     (continued)

     In April 2009, the FASB issued Staff Position No. 107, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FPS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 will be effective for the Company for the quarter ending June 30, 2009. The Company does not expect adoption to have a material impact on its financial position and results of operations.

3.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                              Mar 31, 2009    Dec 31, 2008
                                              ------------    ------------
     Balance, beginning of period             $  5,460,948    $ 11,144,365
     Additions during period:
        Originations                                    --              --
     Deductions during period:
        Collections of principal                   (13,864)        (89,949)
        Repayments                                      --      (1,262,396)
        Write-offs of uncollectible loans          (55,843)             --
        Foreclosures, net of reserve              (480,000)     (4,331,072)
                                              ------------    ------------
     Balance, end of period                   $  4,911,241    $  5,460,948
                                              ============    ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of March 31, 2009, there were five (5) loans totaling $2,066,068 of principal and $39,322 of interest that were delinquent over 90 days. These loans do not accrue interest in agreement with the Company's policy on revenue recognition.

4.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $597,000 and $720,000 allowance for loan losses are adequate to protect against potential losses inherent in all receivables as of March 31, 2009 and December 31, 2008, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                    Mar 31, 2009   Dec 31, 2008
                                                    ------------   ------------
     Provision for loan losses
        (as reported on condensed consolidated
         statements of operations)                  $      4,297   $    404,230
     Allowance transfer (non-cash)                         8,547             --
     Write-offs of uncollectible loans                  (135,844)    (1,839,230)
                                                    ------------   ------------
     Total adjustments to allowance                     (123,000)    (1,435,000)
     Balance, beginning of period                        720,000      2,155,000
                                                    ------------   ------------
     Balance, end of period                         $    597,000   $    720,000
                                                    ============   ============

5.   Real estate owned
     -----------------

     Real estate owned includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell, as applicable. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed. Real estate owned is either held for sale or for investment. Real estate classified as held for sale in the period in which the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", are met. As a property's status changes, reclassifications may occur.

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



5.   Real estate owned (continued)
     -----------------------------

     As of January 1, 2009, the Company owned five properties. During the three months ended March 31, 2009, the Company foreclosed on one property. As of March 31, 2009, the Company owned six properties, of which three properties were held for sale with a value of $2,316,710 and three properties were held for investment with a value of $3,348,928. Two of the investment properties rent month-to-month while the third is leased until January 31, 2010. Two of the properties have senior liens in the amount of approximately $1,998,370 and $633,326.

     A reconciliation of the real estate owned follows:

                                                                                 Mar 31, 2009    Dec 31, 2008
                                                                                 ------------    ------------
     Balance, beginning of period                                                $  5,228,190    $  1,804,826
        Add: Foreclosed mortgage notes, (net of reserve)                              400,000       5,785,524
        Add: Investments                                                               37,448         128,927
        Less: Write-downs of property (non-cash)                                           --        (281,000)
        Add: Gain on sale                                                                  --         168,240
        Less: Proceeds from sale of real estate owned (net of closing costs)               --      (2,378,327)
     -------------------------------------------------------------------------   ------------    ------------
     Real estate owned, gross                                                       5,665,638       5,228,190

       Less: Senior debt (non-cash)                                                (2,631,696)     (2,631,696)
       Less: Depreciation of real estate held for investment                          (11,896)             --
     -------------------------------------------------------------------------   ------------    ------------
     Balance, end of period                                                      $  3,022,046    $  2,596,494
                                                                                 ============    ============


6.   Fair Value Measurements
     -----------------------

     Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurement", for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Effective January 1, 2009, the Company adopted FAS 157-2, "Effective Date of FASB Statement No. 157", as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis

     The adoption of SFAS 157 and FAS 157-2 to the Company's assets and liabilities that are re-measured and reported at fair value at least annually, did not have an impact on the Company's financial results. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

     The fair value hierarchy of the valuation techniques the Company utilized to determine fair value is as follows:

          o Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

          o Fair values determined by Level 2 inputs utilize data points that are observable such as appraisals and broker price opinions.

          o Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and includes situations where the market for the asset or liability is unknown and may require management to use an estimate.

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



6.   Fair Value Measurements (continued)
     -----------------------------------

     The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009:

                                                     Mar 31, 2009     Level 1      Level 2     Level 3
                                                     ------------   ----------   ----------   ---------
     Asset:
        Marketable securities - Trading              $  2,125,585   $2,125,585   $       --   $      --
        Marketable securities - Available for sale        426,471      426,471           --          --
        Mortgage notes receivable (non-recurring)          60,689           --       60,689          --
     Liability:
        Other liability - Margin loan trading             730,072      730,072           --          --
                                                     ------------   ----------   ----------   ---------

     Total                                           $  3,342,817   $3,282,128   $   60,689   $      --
                                                     ============   ==========   ==========   =========

     The fair values of the Company's marketable securities are determined through market observable and corroborated sources. For loans in which a specific allowance is established based on the fair value of the collateral, the Company records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value. If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. The Company's $730,072 margin loan is included in Other liabilities.

7.   Related party transactions
     --------------------------

     On January 1, 2007, the Trust entered into a sub-lease agreement with the Former Manager. The Former Manager terminated the sub-lease agreement effective July 4, 2008.

     On March 8, 2008, Thomas B. Swartz, a Non-Independent Director, resigned from the Trust's Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until maturity or June 3, 2009, whichever comes first.

8.   Preferred, common and treasury stock
     ------------------------------------

     The Preferred Shareholders are entitled to a dividend preference in an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b) 1.50% over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors. The preferred dividend preference is non-cumulative.

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

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


8.   Preferred, common and treasury stock (continued)
     ------------------------------------------------

     The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common and/or Preferred Shares or the exercise of warrants and/or options and to prohibit the transfer of shares to persons that would result in a violation of the Trust's shareholding requirements. The Bylaws provide that only with the explicit approval of the Trust's Board of Directors may a shareholder own more than 9.8% of the total outstanding shares.
     As of January 1, 2009, the Trust's net Preferred Stock balance was 196,901. During the first quarter of 2009, no Preferred Stock shares were purchased. As of March 31, 2009, the Trust's net Preferred Stock balance was 196,901.

     As of January 1, 2009, the Trust's net Common Stock balance was 366,532. During the first quarter of 2009, 550 shares of Common Stock were purchased and no options were exercised or awarded. As March 31, 2009, the Trust's net Common Stock balance was 365,982.

9.   Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008:

                                                            2009       2008
                                                          --------   --------
     Numerator:
     Net income (loss)                                    $ 28,508   $  9,268

     Preferred dividends                                        --         --
                                                          --------   --------
     Net income (loss) available to common stockholders   $ 28,508   $  9,268
                                                          ========   ========
     Denominator:
         Basic weighted average shares                     366,207    380,532
         Dilutive effect of options                          7,436         --
                                                          --------   --------
         Diluted weighted average shares                   373,643    380,532
                                                          ========   ========
     Basic earnings per common share                      $   0.08   $   0.02
                                                          ========   ========
     Diluted earnings per common share                    $   0.08   $   0.02
                                                          ========   ========

     At March 31, 2009 and 2008, options to purchase 61,440 and 173,595 shares of common stock are not considered in the diluted earnings per share calculation.

10.  Subsequent event
     ----------------

     The Company had a $2,000,000 credit facility with a Bank that was scheduled to mature on November 14, 2008. On November 7, 2008, the FDIC seized the Bank and all negotiations were suspended. Subsequently, the Company entered into negotiations with the FDIC to satisfy its debt obligation. The Company and the FDIC agreed to retire the debt for $1,600,000 and on May 12, 2009, the transaction was completed. The Company will report a gain on the retirement of debt of $400,000 in the second quarter of 2009.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain statements made in this Annual Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eastern Light Capital, Incorporated (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Preparation of the Company's condensed consolidated financial statements is based upon the operating results of the Trust and WCFC. Management's discussion and analysis of the results of operations for the three months ended March 31, 2009 and 2008 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the NYSE Amex (formerly known as the American Stock Exchange).

During the fourth quarter of 2006, the Company's shareholders voted to terminate the outside manager ("Former Manager" or "CAAI") and initiate internal management. On December 29, 2006, the Former Manager's management and advisory contracts were terminated and the Company became self-administered and self-advised.

The transition agreement with the Former Manager required the Company to remove the name "Capital Alliance" from the Trust's name by June 30, 2008 and from CAFC's name by April 30, 2007. On April 20, 2007, the Company's 100% owned taxable subsidiary changed its name from Capital Alliance Funding Corporation ("CAFC") to WrenCap Funding Corporation ("WCFC"). On July 2, 2008, the Trust changed its name from Capital Alliance Income Trust, LTD ("CAIT") to Eastern Light Capital, Incorporated (the "Trust").

The current real estate market is characterized by both credit uncertainty and expected declines in residential property valuations. Due to these conditions the Company has focused on debt reduction in lieu of new investments in residential mortgages. The current conditions are expected to extend through calendar year 2009. The Company has made additional investments in marketable securities and is reviewing its current investment policies to include other REIT permissible assets. Since May 1, 2007, WCFC has traded exchange listed marketable securities.

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

The Company's residential loan portfolio continues to harbor unacceptable levels of non-performing assets. Loan delinquencies reduce current revenues until the non-performing loans are monetized and their proceeds re-invested. In response to these problems and to maximize shareholder value, Management has continued to focus on efficient asset management as the strategic alternative to selling loans at depressed valuations. As mortgage loans are monetized, the Company's investment focus will expand to provide a source of future profitability and increased shareholder value.

As of January 1, 2008, the Trust had real estate owned ("REO") of $1,804,826 and approximately 37% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 72% of total shareholder equity and approximately 204% of common shareholder equity. As of March 31, 2008, the Trust has REO for sale of approximately $35,001 and approximately 39% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans declined to approximately 48% of total shareholder equity and approximately 133% of common shareholder equity.

As of January 1, 2009, the Trust had real estate owned ("REO") of $2,596,494 and approximately 61% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 61% of total shareholder equity and approximately 134% of common shareholder equity. As of March 31, 2009, the Trust has REO for sale and investment of approximately $3,022,046 and approximately 42% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans declined to approximately 57% of total shareholder equity and approximately 114% of common shareholder equity.

The Trust is a real estate investment trust ("REIT") and REIT's are generally required to distribute at least 90% of their annual taxable income as dividend payments. During 2006, 2007 and 2008, the Trust incurred taxable losses. On account of these losses, dividend payments were curtailed. These taxable losses, also known as Net Operating Losses ("NOL"), allow the Trust to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Code waives mandatory dividend payments until prior years taxable losses are recovered.

When the Trust produces pre-NOL taxable income, the Trust's Board of Directors will need to reconcile the competing opportunities of strengthening the Company's balance sheet and the priority of restoring dividend payments. This issue will require additional review and analysis by the Board of Directors.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are described in the notes to the condensed consolidated financial statements as contained in the Company's 2008 Form 10-K as filed with the SEC on April 15, 2009. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. There have been no material changes in our critical accounting policies as disclosed in our 2008 Form 10-K.

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

During 2008, the repayment of mortgage notes receivable and the monetization of non-performing assets reduced institutional borrowings by $1,636,644 to $2,000,000. The existing $7,000,000 credit facility had a scheduled maturity of November 14, 2008 but the lending institution was taken over by the FDIC on November 7, 2008. During the three months ended March 31, 2009, the Company negotiated with the FDIC to eliminate its institutional borrowings. On May 12, 2009, the Company successfully completed its negotiations with the FDIC for $1,600,000 resulting in a gain in our second quarter ending June 30, 2009 of approximately $400,000.

The Company is reviewing is current investment policies to include other REIT permissible assets in addition to residential mortgage loans. Since May 1, 2007, WCFC has traded exchange listed marketable securities. The Company may consider de-REITing to enhance shareholder value.

Loan Origination.    During 2008 and the three months ended March 31, 2009, the
Company did not make or acquire any new loans. Prospectively, portfolio loans may be internally originated or acquired from unaffiliated third parties.

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

Loan Portfolio and Allowance for Loan Losses.    As of March 31, 2009, the
Company's loan portfolio included 18 loans totaling $4,911,241 of which five loans totaling $2,066,068 representing 42% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $597,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2008, the Company's loan portfolio included 19 loans totaling $5,460,948 of which 10 loans totaling $3,353,673 representing 61% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $720,000, if it is necessary to foreclose upon the mortgage loans.

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

The Company has only issued loan commitments on a conditional basis and generally funds such loans promptly upon removal of any conditions. The Trust did not have any commitments to fund loans as of March 31, 2009 and December 31, 2008.

As of March 31, 2009, the following table summarizes the Company's outstanding repayment obligations:

-----------------------------------------------------------------------------------------------------------------
                                                                Amount of Commitment Expiration Per Period
       Maximum Other                        Total        --------------------------------------------------------
Commercial Commitments (a)                  Amounts       Less than       1 - 3          4 - 5          After 5
   as of March 31, 2009                    Committed        1 year         years          years           years
                                          ----------     ----------     ----------      ----------     ----------
Lines of Credit                            $2,004,357    $2,004,357          0              0               0
Lease Commitment                           $151,500        $66,000        $85,800           0               0
Standby Repurchase Obligations                 0              0              0              0               0
                                          ----------     ----------     ----------      ----------     ----------
Total Commercial Commitments              $2,155,857     $2,664,357       $85,800           0               0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2009 and 2008.   Revenues for the first quarter
decreased to $78,773 as compared to $241,006 for the same period in the prior year. The decrease in revenue, during the first three months of 2009 was due to decreases in interest income of $189,545.

Expenses for the three months ended March 31, 2009 increased to $330,193 as compared to $258,468 for the same period in the prior year. During the first three months of 2009, the decrease in interest expenses of $35,609 and the provision for loan losses of $20,703 were offset by the increase in the provision of doubtful accounts of $55,235 and the increase in real estate owned expenses of $65,475.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, the Trust secured a $7,000,000 term facility with a bank that was set to mature on November 14, 2008. On November 7, 2008, the Federal Deposit Insurance Corporation ("FDIC") put the bank into receivership. The FDIC and the Trust have been in negotiations to settle the outstanding debt. Management believes that cash flow from operations, the mortgage loans that are paid off, additional credit facilities that may be obtained during 2009 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company's businesses for the next twelve months.

Three months ended March 31, 2009 and 2008.   As of January 1, 2009 and 2008,
the Trust had $1,974,687 and $962,190 of cash and cash equivalents, respectively. During the three month period ended March 31, 2009, cash and cash equivalents decreased by $1,628,218. During the three month period ended March 31, 2008, cash and cash equivalents increased by $2,761,584. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2009 and 2008 were $346,469 and $3,723,774.

The following summarizes the changes in net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.

Net cash provided by and used in operating activities during the three months ended March 31, 2009 and 2008 was $503,081 and $36,021, respectively. During the first three months of 2009, net income provided $28,508, an increase in other liabilities provided $771,791 and a realized gain on the sale of marketable securities used $279,926. During the first three months of 2008, net income provided $9,268, a change in other liabilities used $76,550, the recovery of doubtful accounts used $47,000 and a change in accounts receivable provided $35,238.

Net cash used in and provided by investing activities for the three months ended March 31, 2009 and 2008 was $2,128,131 and $3,196,430 respectively. During the first three months of 2009, investment in marketable securities used $2,104,547. During the first three months of 2008, proceeds from the sale of real estate owned provided $1,769,825 and mortgage notes receivable provided $1,341,788.

Net cash used in financing activities during the three months ended March 31, 2009 and 2008 was $3,168 and $398,825, respectively. During the first three months of 2009, the purchase of treasury stock used $2,341. During the first three months of 2008, net payments of bank loans used cash of $398,825.


                                 PART I - ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not required to provide the information required by this item as it is a smaller reporting company.

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures. Based on management's evaluation (with the participation of our CEO and Principal Accounting Officer)), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(B) Changes in Internal Control over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is involved in three legal proceedings as of March 31, 2009.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

     None

ITEM 2     CHANGES IN SECURITIES

     550 common shares were purchased for treasury stock during the three month period ended March 31, 2009. No preferred shares were purchased for treasury stock during the three month period ended March 31, 2009.

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


     (b)  Reports on Form 8-K.
          --------------------

          Form 8-K was filed on:

               o April 21, 2009 due to the press release of April 20, 2009 announcing financial results.

               o May 12, 2009 due to the press release of May 12, 2009 announcing a change in auditors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       EASTERN LIGHT CAPITAL, INCORPORATED


Dated:   May 18, 2009

                                         /s/  Richard J. Wrensen
                                         ------------------------
                                         Richard J. Wrensen
                                         President, Chief Executive Officer and
                                         Chief Financial Officer


                                         /s/ Andrea Barney
                                         ------------------------
                                         Andrea Barney
                                         Principal Accounting Officer and
                                         Controller

                                                                    Exhibit 31.1

        CERTIFICATION OF FORM 10-Q OF EASTERN LIGHT CAPITAL, INCORPORATED
                      FOR THE PERIOD ENDING MARCH 31, 2009


I, Richard J. Wrensen, certify that:

1. I have reviewed this Form 10-Q, dated May 18, 2009 of Eastern Light Capital, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls internal control over financial reporting.

Dated:  May 18, 2009

     /s/ Richard J. Wrensen
     ----------------------
     Richard J. Wrensen
     President, Chief Executive Officer and Chief Financial Officer

                                                                    Exhibit 31.2

        CERTIFICATION OF FORM 10-Q OF EASTERN LIGHT CAPITAL, INCORPORATED
                      FOR THE PERIOD ENDING MARCH 31, 2009


I, Andrea Barney, certify that:

1. I have reviewed this Form 10-Q, dated May 18, 2009 of Eastern Light Capital, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls internal control over financial reporting.

Dated:  May 18, 2009

     /s/ Andrea Barney
     -----------------
     Andrea Barney
     Principal Accounting Officer and Controller

                                                                    Exhibit 32.1
                                  CERTIFICATION

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Eastern Light Capital, Incorporated (the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Wrensen, Chief Executive Officer and President of the Company, and I, Andrea Barney, Principal Accounting Officer and Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May 18, 2009
                                     /s/ Richard J. Wrensen
                                     ----------------------
                                     Richard J. Wrensen
                                     President, Chief Executive Officer and
                                     Chief Financial Officer


                                     /s/ Andrea Barney
                                     ----------------------
                                     Andrea Barney
                                     Principal Accounting Officer and Controller