Form 10-Q
period 2009-06-30
EASTERN LIGHT CAPITAL, INC.
filed 2009-08-11
CIK 1021422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                         ------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-12941

                       EASTERN LIGHT CAPITAL, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                            94-3240473
            --------                                            ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


100 Pine Street, Suite 560, San Francisco, California              94111
-----------------------------------------------------              -----
    (Address of principal executive office)                      (zip code)

                                 (415) 693-9500
              (Registrant's Telephone Number, including Area Code)

                                    --------

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

    Large accelerated filer:  [_]              Accelerated filer:         [_]
    Non-accelerated filer:    [_]              Smaller reporting company:  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

As of June 30, 2009, the registrant has approximately 353,882 shares of common stock outstanding.

                                TABLE OF CONTENTS


             PART I  - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

             Condensed Consolidated Balance Sheets                             1

             Condensed Consolidated Statements of Operations                   2

             Condensed Consolidated Statements of Cash Flows                   3

             Notes to Condensed Consolidated Financial Statements           4-10

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                     11-14

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       15

ITEM 4       CONTROLS AND PROCEDURES                                          15

             PART II - OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS                                                15

ITEM 1A      RISK FACTORS                                                     15

ITEM 1B      UNRESOLVED STAFF COMMENTS                                        15

ITEM 2       CHANGES IN SECURITIES                                            16

ITEM 3       DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                16

ITEM 5       OTHER INFORMATION                                                16

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                                 16

             SIGNATURES                                                       17
             CERTIFICATIONS



     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.


                           EASTERN LIGHT CAPITAL, INCORPORATED

                          Condensed Consolidated Balance Sheets
                                       (unaudited)



                                                                                 June 30,      December 31,
                                                                                   2009           2008
                                                                                -----------    -----------
ASSETS
    Cash and cash equivalents                                                   $   240,673    $ 1,974,687
    Marketable securities                                                           379,212        213,839
    Accounts receivable                                                             670,373        734,193
    Allowance for doubtful accounts                                                (481,036)      (550,808)
                                                                                -----------    -----------
        Net accounts receivable                                                     189,337        183,385
                                                                                -----------    -----------
    Mortgage notes receivable                                                     4,640,674      5,460,948
    Allowance for loan losses                                                      (525,000)      (720,000)
                                                                                -----------    -----------
        Net notes receivable                                                      4,115,674      4,740,948
                                                                                -----------    -----------
    Real estate owned (net of senior debt of $2,823,126 and $2,631,696)           3,042,602      2,596,494
    Other assets                                                                     40,134         30,157
                                                                                -----------    -----------

    Total assets                                                                $ 8,007,632    $ 9,739,510
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities
         Bank loans payable                                                     $        --    $ 2,005,184
         Other liabilities                                                          432,423        191,783
                                                                                -----------    -----------
    Total liabilities                                                               432,423      2,196,967
                                                                                -----------    -----------

    Stockholders' equity
       Preferred stock, $.01 par value;1,600,000 shares authorized; 213,820 shares issued and outstanding at June 30, 2009
           and December 31, 2008                                                      2,138          2,138
       Additional paid in capital - preferred stock                               5,509,728      5,509,728
    Less treasury stock: 16,919 preferred shares at
           June 30, 2009 and December 31, 2008 at cost                             (229,179)      (229,179)

       Common stock, $.01 par value; 2,000,000 shares authorized; 500,432 and
           500,032 shares issued and outstanding
           at June 30, 2009 and December 31, 2008                                     5,005          5,000
       Additional paid in capital - common stock                                  9,407,142      9,404,245
    Less treasury stock: 146,550 and 133,500 common shares at
           June 30, 2009 and December 31, 2008 at cost                           (1,819,176)    (1,761,912)
       Accumulated other comprehensive income                                        12,897            334
       Accumulated deficit                                                       (5,313,346)    (5,387,811)
                                                                                -----------    -----------

    Total stockholders' equity                                                    7,575,209      7,542,543
                                                                                -----------    -----------

    Total liabilities and stockholders' equity                                  $ 8,007,632    $ 9,739,510
                                                                                ===========    ===========

              See accompanying notes to condensed consolidated financial statements.


                                EASTERN LIGHT CAPITAL, INCORPORATED

                        Condensed Consolidated Statements of Operations
                                         (unaudited)


                                                             Three Months Ended        Six Months Ended
                                                                  June 30                  June 30
                                                             2009         2008         2009        2008
                                                          ---------    ---------    ---------    ---------
REVENUES
       Interest income                                    $  75,464    $ 123,091    $ 122,529    $ 359,701
       Rental income                                         34,700           --       65,481           --
       Other income                                          18,021        1,957       18,948        6,353
                                                          ---------    ---------    ---------    ---------
       Total revenues                                       128,185      125,048      206,958      366,054
                                                          ---------    ---------    ---------    ---------

EXPENSES
       Interest expense on loans                              8,817       32,871       21,423       81,086
       Provision for (recovery of) loan losses               50,497      (81,509)      54,794      (56,509)
       Provision for (recovery of) doubtful accounts          8,000        6,954       16,235      (40,046)
       Operating expenses (credit) of real estate owned      47,387      (10,348)     115,831       (7,379)
       Wages and benefits                                   117,846       90,504      225,312      194,831
       Depreciation                                           8,897           --       23,791           --
       General and administrative                            84,335       56,327      198,586      181,284
                                                          ---------    ---------    ---------    ---------
       Total expenses                                       325,779       94,799      655,972      353,267
                                                          ---------    ---------    ---------    ---------

GAIN (LOSS) FROM OPERATIONS                                (197,594)      30,249     (449,014)      12,787

       Gain from retirement of debt                         400,000           --      400,000           --
       Gain (loss) on real estate owned                          --         (793)           2       56,370
       Gain (loss) on securities transaction               (191,398)     (49,563)      55,157      (57,791)
       Gain on investments                                   34,950       22,205       68,321           --
                                                          ---------    ---------    ---------    ---------
       Total other income (expenses), net                   243,552      (28,151)     523,480       (1,421)
                                                          ---------    ---------    ---------    ---------

NET INCOME                                                $  45,958    $   2,098    $  74,466    $  11,366
                                                          =========    =========    =========    =========

PREFERRED DIVIDENDS                                              --           --           --           --
                                                          ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $  45,958    $   2,098    $  74,466    $  11,366
                                                          =========    =========    =========    =========

BASIC EARNINGS PER COMMON SHARE                           $    0.13    $    0.01    $    0.20    $    0.03
                                                          =========    =========    =========    =========

DILUTED EARNINGS PER COMMON SHARE                         $    0.12    $    0.01    $    0.20    $    0.03
                                                          =========    =========    =========    =========

DIVIDENDS PAID PER PREFERRED SHARE                        $      --    $      --    $      --    $      --
                                                          =========    =========    =========    =========

DIVIDENDS PAID PER COMMON SHARE                           $      --    $      --    $      --    $      --
                                                          =========    =========    =========    =========


              See accompanying notes to condensed consolidated financial statements.


                      EASTERN LIGHT CAPITAL, INCORPORATED

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)



                                                                      Six Months Ended
                                                                          June 30
                                                                     2009          2008
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                 $    74,466    $    11,366
      Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Depreciation                                                    23,791             --
      Retirement of debt                                            (400,000)            --
      Stock-based compensation expense                                 2,902          9,795
      Provision for (recovery of) loan losses                         54,794        (56,509)
      Change in allowance for doubtful accounts                      (74,464)       (40,046)
      Realized loss on sale of marketable securities                 143,943         36,839
      Change in accounts receivable                                   63,820        (25,748)
      Change in other assets                                          (9,977)         1,739
      Change in in other liabilities                                 240,640       (144,983)
                                                                 -----------    -----------
      Net cash provided by (used in) operating activities            119,915       (207,547)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from marketable securities                            214,059         71,999
      (Investment in) marketable securities                         (510,812)            --
      (Investment in) proceeds from real estate owned, net           (69,900)     1,769,825
      Proceeds from mortgage notes receivable                        175,172      1,327,732
                                                                 -----------    -----------
        Net cash provided by (used in) investing activities         (191,481)     3,169,556

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for bank loans, net                                (1,605,184)    (1,620,000)
      Purchase of treasury stock                                     (57,264)            --
      Preferred dividends paid                                            --             --
      Common dividends paid                                               --             --
                                                                 -----------    -----------
        Net cash used in financing activities                     (1,662,448)    (1,620,000)
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,734,014)     1,342,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,974,687        962,190
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   240,673    $ 2,304,199
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                     $    26,607    $    93,570
                                                                 ===========    ===========
      Cash paid for taxes                                        $    12,940    $        50
                                                                 ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Foreclosures, net of reserves                              $   591,430    $   707,603
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

     The Trust is a specialty finance company organized as a REIT. Historically the Trust has emphasized the Mortgage Investments Business and CAFC has emphasized the Mortgage Banking Business. On June 30, 2006, CAFC suspended the origination of new investment mortgages for the Trust and the origination of new mortgages for subsequent sale into the secondary mortgage market. At year end 2006, CAFC's unsold mortgages originated for secondary market sale were sold to the Trust. The Trust's investments are primarily high-yielding, collateral-oriented, non-conforming residential mortgage loans. Since May 1, 2007, WCFC has only invested and traded in exchange listed marketable securities.

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

     Basis of accounting.     The Company prepares its condensed consolidated
     financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

     Marketable Securities.     Marketable securities are classified as either
     trading or available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities represent investments in exchange listed securities that are bought and held principally for the purpose of selling them in the near term. Available-for-sale securities represent investments in exchange listed securities which the Trust intends to hold for an indefinite period of time.

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

     During the second quarter of 2009, the Company reported a $400,000 gain on the disposition of previously issued debt. The Company had borrowed $2,000,000 from a lender that was seized by the Federal Deposit Insurance Company. The borrowing was satisfied for $1,600,000.

     Stock-based compensation.     During the six months ended June 30, 2009, no
     option awards were issued. During the six months ended June 30, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to SFAS No. 123 (revised 2004) ("FAS 123(R)"), Share-Based Payment, which is a revision of SFAS No. 123 ("FAS 123"), Accounting for Stock-Based Compensation.

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

     Reclassifications.   Certain 2008 amounts have been reclassified to conform
     to the 2009 presentation. For the period ended June 30, 2009, there were no such reclassifications.

     Earnings Per Share.   In accordance with SFAS No. 128 Earnings Per Share,
     the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

     Fair Value Measurements.     In April 2009, the FASB issued FASB Staff
     Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 is effective for the Company for the quarter ending June 30, 2009. The Company's adoption did not have a material impact on its financial position and results of operations.

     In April 2009, the FASB issued Staff Position No. 107, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 is effective for the Company for the quarter ended June 30, 2009 and its adoption did not have a material impact on the Company's financial position and results of operations.

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

3.   Marketable securities
     ---------------------

     Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. For the three and six month periods ended June 30, 2009, the gain in accumulated other income was $58,818 and $12,563, respectively. Trading securities are reported at fair value with unrealized gains and losses reported in the statements of operations. Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

     As of June 30, 2009 and December 31, 2008, the trading securities account balance was $0 and $205,870, respectively. As of June 30, 2009 and December 31, 2008, the available for sale securities account balance was $379,212 and $7,969, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

     The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of June 30, 2009 and December 31, 2008, the trading securities account had no borrowings while the available-for-sale securities account had borrowings of $245,191 and $0, respectively. The interest in the available-for-sale margin account is charged at an annual rate of Prime and 4.00% and is payable monthly. As of June 30, 2009 and December 31, 2008, interest of $3,680 and $0 was charged and is reported in the statements of operations.

4.   Mortgage notes receivable
     -------------------------

     Reconciliation of the mortgage notes receivable balances follows:

                                              Jun 30, 2009    Dec 31, 2008
                                              ------------    ------------
     Balance, beginning of period             $  5,460,948    $ 11,144,365
     Additions during period:
        Originations                                    --              --
     Deductions during period:
        Collections of principal                   (28,313)        (89,949)
        Repayments                                (146,859)     (1,262,396)
        Write-offs of uncollectible loans          (55,844)             --
        Foreclosures                              (589,258)     (4,331,072)
                                              ------------    ------------
     Balance, end of period                   $  4,640,674    $  5,460,948
                                              ============    ============

     Mortgage notes receivable are stated at the principal outstanding. Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of June 30, 2009, there were four (4) loans totaling $1,955,002 of principal and $5,168 of interest that were delinquent over 90 days. These loans do not accrue interest in agreement with the Company's policy on revenue recognition.

     Mortgage notes that have been modified from their original terms are evaluated to determine if the loan meets the definition of Troubled Debt Restructuring ("TDR") in accordance with SFAS 15 Accounting by Debtors and Creditors for Trouble Debt Restructuring and SFAS 114, Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15. For the period ended June 30, 2009, there were no loan modifications that affected the recognition of revenue or required the Company to recognize impairment of a mortgage note receivable.

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



5.   Allowance for loan losses
     -------------------------

     The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent. Management believes a $525,000 and $720,000 allowance for loan losses are adequate to protect against potential losses inherent in mortgage notes receivables as of June 30, 2009 and December 31, 2008, respectively. Actual losses may differ from the estimate.

     A reconciliation of the allowance for loan losses follows:

                                                        Jun 30,       Dec 31,
                                                         2009          2008
                                                     -----------    -----------
     Provision for loan losses
        (as reported on condensed consolidated
         statements of operations)                   $    54,794    $   404,230
     Allowance transfer (non-cash)                        (4,691)            --
     Write-downs of existing collateral                 (189,259)    (1,839,230)
     Write-offs of uncollectible collateral              (55,844)            --
                                                     -----------    -----------
     Total adjustments to allowance                     (195,000)    (1,435,000)
     Balance, beginning of period                        720,000      2,155,000
                                                     -----------    -----------
     Balance, end of period                          $   525,000    $   720,000
                                                     ===========    ===========

6.   Real estate owned
     -----------------

     Real estate owned includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell, as applicable. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed. Real estate owned is either held for sale or for investment. Real estate owned is classified as held for sale in the period in which the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are met. As a property's status changes, reclassifications may occur.

     As of January 1, 2009, the Company owned five properties. During the six months ended June 30, 2009, the Company foreclosed on two properties. As of June 30, 2009, the Company owned seven properties, of which four properties were held for sale with a value of $2,540,591 and three properties were held for investment with a value of $3,348,928. Two of the investment properties rent month-to-month while the third is leased until January 31, 2010. Three of the properties have senior liens in the amount of approximately $1,998,370, $633,326 and $191,430.

     A reconciliation of the real estate owned follows:

                                                              Jun 30,       Dec 31,
                                                               2009          2008
                                                           -----------    -----------
     Balance, beginning of period                          $ 5,228,189    $ 1,804,826
        Add: Foreclosed mortgage notes, (net of reserve)       591,430      5,785,524
        Add: Investments                                        69,900        128,927
        Less: Write-downs of property (non-cash)                    --       (281,000)
                                                                              168,240
        Add: Gain on sale                                           --

        Less: Proceeds from sale of real estate owned
         (net of closing costs)                                     --     (2,378,327)
                                                           -----------    -----------
     Real estate owned, gross                                5,889,519      5,228,190
        Less: Senior debt (non-cash)                        (2,823,126)    (2,631,696)
        Less: Depreciation of real estate held for             (23,791)
         investment                                                 --
                                                           -----------    -----------
     Balance, end of period                                $ 3,042,602    $ 2,596,494
                                                           ===========    ===========

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



7.   Fair Value Measurements
     -----------------------

     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Effective January 1, 2009, the Company adopted FAS 157-2, "Effective Date of FASB Statement No. 157", as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

     The adoption of SFAS 157 and FAS 157-2 to the Company's assets and liabilities that are re-measured and reported at fair value at least annually, did not have an impact on the Company's financial results. The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities:

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

     The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009:

                                                       Jun 30,
                                                        2009       Level 1        Level 2        Level 3
                                                     ----------   ----------   -------------   ----------
     Asset:
        Marketable securities - Available for sale   $  379,212   $  379,212              --           --
        Marketable securities - Trading                      --           --              --           --
        Mortgage notes receivable (non-recurring)            --           --              --           --
        Real estate owned                             2,540,591           --              --    2,540,591
     Liability:
        Other liability - Margin loan                   245,191      245,191              --           --
                                                     ----------   ----------   -------------   ----------


     Total                                           $3,164,994   $  624,403   $          --   $2,540,591
                                                     ==========   ==========   =============   ==========

     The fair values of the Company's marketable securities are determined through market observable and corroborated sources. For loans in which a specific allowance is established based on the fair value of the collateral, the Company records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value. If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3. The Company's $245,191 margin loan is included in Other liabilities.

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

     As of January 1, 2009, the Trust's net Preferred Stock outstanding shares were 196,901. During the first six months of 2009, no Preferred Stock shares were purchased. As of June 30, 2009, the Trust's net Preferred Stock outstanding shares were 196,901.

     As of January 1, 2009, the Trust's net Common Stock outstanding shares were 366,532. During the first six months of 2009, 13,050 shares of Common Stock were purchased and 400 options were exercised. As June 30, 2009, the Trust's net Common Stock outstanding shares were 353,882.

9.   Related party transactions
     --------------------------

     On January 1, 2007, the Trust entered into a sub-lease agreement for office space with the Former Manager. The Former Manager terminated the sub-lease agreement effective July 4, 2008 and the Trust entered into a lease with an independent third party.

     On March 8, 2008, Thomas B. Swartz, a Non-Independent Director, resigned from the Trust's Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until maturity or June 3, 2009, whichever came first. On June 3, 2009, Mr. Swartz's options expired, unexercised.

                       EASTERN LIGHT CAPITAL, INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



10.  Earnings per share
     ------------------

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008:

                                                   Three months ended     Six months ended
                                                         Jun 30,               Jun 30,
                                                    2009        2008       2009       2008
                                                   --------   --------   --------   --------
     Numerator:
     Net income                                    $ 45,958   $  2,098   $ 74,466   $ 11,366
     Preferred dividends                                 --         --         --         --
                                                   --------   --------   --------   --------
     Net income available to common stockholders   $ 45,958   $  2,098   $ 74,466   $ 11,366
                                                   ========   ========   ========   ========
     Denominator:
         Basic weighted average shares              361,065    380,532    363,636    380,532
                                                      7,711         --      7,693         --
                                                   --------   --------   --------   --------
         Dilutive effect of options
         Diluted weighted average shares            368,776    380,532    371,329    380,532
                                                   ========   ========   ========   ========
     Basic earnings per common share               $   0.13   $   0.01   $   0.20   $   0.03
                                                   ========   ========   ========   ========
     Diluted earnings per common share             $   0.12   $   0.01   $   0.20   $   0.03
                                                   ========   ========   ========   ========


     At June 30, 2009 and 2008, options to purchase 24,374 and 88,940 shares of common stock are not considered in the diluted earnings per share calculation.

11.  Wages and Benefits
     ------------------

     Every January 1, full time employees with at least 12 months of full time employment qualify for a Company sponsored Simple IRA. Employee contributions are governed by Internal Revenue Code limitations. The Company contributes up to 3.0% of the employee's annual compensation, but not in excess of the lesser of the employee's contribution or the maximum IRS employer's contribution. Employer contributions vest upon funding.

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain statements made in this Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eastern Light Capital, Incorporated (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions relating to the foregoing and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as "may", "will", "expect", "anticipate", or similar terms. Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Preparation of the Company's condensed consolidated financial statements is based upon the operating results of the Trust and WCFC. Management's discussion and analysis of the results of operations for the three and six months ended June 30, 2009 and 2008 follows:

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

As of January 1, 2008, the Trust had real estate owned ("REO") of $1,804,826 and approximately 37% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 72% of total shareholder equity and approximately 204% of common shareholder equity. As of June 30, 2008, the Trust had REO for sale of approximately $3,378,714 and approximately 50% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans increased to approximately 87% of total shareholder equity and approximately 243% of common shareholder equity.

As of January 1, 2009, the Trust had real estate owned ("REO") of $2,596,494 and approximately 61% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 61% of total shareholder equity and approximately 134% of common shareholder equity. As of June 30, 2009, the Trust has REO for sale and investment of approximately $3,042,602 and approximately 42% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans were approximately 66% of total shareholder equity and approximately 218% of common shareholder equity.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are described in the notes to the consolidated financial statements as contained in the Company's 2008 Form 10-K as filed with the SEC on April 15, 2009. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. There have been no material changes in our critical accounting policies as disclosed in our 2008 Form 10-K.

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

During 2008, the repayment of mortgage notes receivable and the monetization of non-performing assets reduced institutional borrowings by $1,636,644 to approximately $2,000,000. The existing $7,000,000 credit facility had a scheduled maturity of November 14, 2008 but the lending institution was taken over by the FDIC on November 7, 2008. During the six months ended June 30, 2009, the Company negotiated with the FDIC to eliminate its institutional borrowings. On May 12, 2009, the Company successfully completed its negotiations with the FDIC for $1,600,000, resulting in a gain of approximately $400,000 in our second quarter ending June 30, 2009.

The Company is reviewing its current investment policies to include other REIT permissible assets in addition to residential mortgage loans. Since May 1, 2007, WCFC has traded exchange listed marketable securities. The Company may consider relinquishing its REIT status to enhance shareholder value.

Loan Origination.   During 2008 and the six months ended June 30, 2009, the
Company did not make or acquire any new loans. Prospectively, portfolio loans may be internally originated or acquired from unaffiliated third parties.

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

Loan Portfolio and Allowance for Loan Losses.   As of June 30, 2009, the
Company's loan portfolio included 15 loans totaling $4,640,674 of which four loans totaling $1,955,002 representing 42% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $525,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2008, the Company's loan portfolio included 19 loans totaling $5,460,948 of which 10 loans totaling $3,353,673 representing 61% of the loan portfolio were delinquent over two payments. In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $720,000, if it is necessary to foreclose upon the mortgage loans.

The Company has only issued loan commitments on a conditional basis and generally funds such loans promptly upon removal of any conditions. The Trust did not have any commitments to fund loans as of June 30, 2009 and December 31, 2008.

As of June 30, 2009, the following table summarizes the Company's outstanding repayment obligations:

                                                      Amount of Commitment Expiration Per Period
        Maximum Other                                 ------------------------------------------
 Commercial Commitments (a)           Total Amounts   Less than     1 - 3      4 - 5     After 5
     as of June 30, 2009                Committed      1 year       years      years      years
------------------------------        -------------   ---------   --------     -----     -------
Margin Loan                             $245,191      $245,191        0          0          0
Lease Commitment                        $135,300      $ 66,000     $69,300       0          0
Standby Repurchase Obligations             0              0           0          0          0
Total Commercial Commitments            $380,491      $311,191     $69,300       0          0

(a) Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended June 30, 2009 and 2008.    Revenues for the second quarter
increased to $128,185 as compared to $125,048 for the same period in the prior year. The slight increase in revenue was due to the increase in rental income of $34,700 and other income of $16,064 which was offset by a decrease in interest income of $47,627. The decrease in interest income was the result of a smaller loan portfolio while the increase in rental income was the result of an increase in real estate investments.

Expenses for the three months ended June 30, 2009 increased to $325,779 as compared to $94,799 for the same period in the prior year. The increase in expenses during the second three months of 2009 resulted from an increase in the provision for loan losses of $132,006 and operating expenses of real estate owned of $57,735. These increases are the result of the prior year's downward adjustments to loan loss reserves whereas the real estate owned increase is due to rising costs and an increased number of foreclosed assets.

Six months ended June 30, 2009 and 2008.    Revenues for the first six months
decreased to $206,598 as compared to $366,054 for the same period in the prior year. The decrease in revenue is due to the decrease in interest income of $237,172. The interest income declines are due to a smaller loan portfolio while the increase in rental income of $65,481 is due to the increase in real estate investments.

Expenses for the six months ended June 30, 2009 increased to $655,972 as compared to $353,267 for the same period in the prior year. The increase in expenses during the first six months of 2009 resulted from an increase in the provision for loan losses of $111,303 and operating expenses of real estate owned increased $123,210. These increases are the result of the prior year's downward adjustments to loan loss reserves whereas the real estate owned increase is due to rising costs and an increase in the number of foreclosed assets.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2009 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the Company's businesses for the next twelve months.

Six months ended June 30, 2009 and 2008.   As of January 1, 2009 and 2008, the
Trust had $1,974,687 and $962,190 of cash and cash equivalents, respectively. During the six month period ended June 30, 2009, cash and cash equivalents decreased by $1,734,014. During the six month period ended June 30, 2008, cash and cash equivalents increased by $1,342,009. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2009 and 2008 were $240,673 and $2,304,199.

The following summarizes the changes in net cash provided by (used in) operating activities, net cash (used in) provided by investing activities, and net cash (used in) financing activities.

Net cash provided by (used in) operating activities during the six months ended June 30, 2009 and 2008 was $119,915 and ($207,547), respectively. During the first six months of 2009, net income provided $74,466, a change in other liabilities provided $240,640 and the allowance for doubtful accounts used ($74,464). During the first six months of 2008, net income provided $11,366, a change in other liabilities used $144,983 and the provision for loan losses used ($56,509).

Net cash (used in) provided by investing activities for the six months ended June 30, 2009 and 2008 was ($191,481) and $3,169,556 respectively. During the first six months of 2009, net investments in marketable securities used ($296,753) while mortgage notes receivable provided $175,172. During the first six months of 2008, proceeds from the sale of real estate owned provided $1,769,825 and mortgage notes receivable provided $1,327,732.

Net cash (used in) financing activities during the six months ended June 30, 2009 and 2008 was ($1,662,448) and ($1,620,000), respectively. During the first six months of 2009, the repayment of bank loans used ($1,605,184). During the first six months of 2008, net payments of bank loans used cash of ($1,620,000).

                                 PART I - ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not required to provide the information required by this item as it is a smaller reporting company.

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures. Based on management's evaluation (with the participation of our CEO and Principal Accounting Officer), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(B) Changes in Internal Control over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is involved in three legal proceedings as of June 30, 2009.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

     None

ITEM 2 CHANGES IN SECURITIES

     12,500 common shares were purchased for treasury stock during the three month period ended June 30, 2009. No preferred shares were purchased for treasury stock during the three month period ended June 30, 2009. Options for 400 common shares were exercised.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 2009 Annual Shareholder meeting was held on June 26, 2009. The result of the vote was:

Proposal One: Election of Directors
    Results for Mr. Jones              FOR: 358,415         WITHHOLD: 10,483


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


(b)  Reports on Form 8-K.

     Form 8-K was filed on:
     ----------------------

     o May 19, 2009 due to the press release of May 19, 2009 announcing financial results for the first quarter of 2009.

     o July 1, 2009 due to the press release of May 12, 2009 announcing the results of the annual shareholder meeting held on June 26, 2009.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                       EASTERN LIGHT CAPITAL, INCORPORATED


Dated: August 11, 2009

                                             /s/  Richard J. Wrensen
                                             ------------------------
                                             Richard J. Wrensen
                                             President, Chief Executive Officer
                                             and Chief Financial Officer


                                             /s/ Andrea Barney
                                             -----------------
                                             Andrea Barney
                                             Principal Accounting Officer and
                                             Controller