Form 10-Q
period 2009-09-30
EASTERN LIGHT CAPITAL, INC.
filed 2009-11-16
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-12941

EASTERN LIGHT CAPITAL, INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3240473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Pine Street, Suite 560, San Francisco, California	94111
(Address of principal executive office)	(zip code)

(415) 693-9500
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No ☐

Indicate by check mark whether the has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T Section 232.405, during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b02 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒ .

As of September 30, 2009, the registrant has approximately 352,527 shares of common stock outstanding.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION (UNAUDITED)
ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4-9
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-13
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4	CONTROLS AND PROCEDURES	13-14
	PART II – OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A	RISK FACTORS	14
ITEM 1B	UNRESOLVED STAFF COMMENTS	14
ITEM 2	CHANGES IN SECURITIES	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	14
ITEM 5	OTHER INFORMATION	14
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	15
	SIGNATURES	16
	CERTIFICATIONS

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2009		December 31, 2008
ASSETS
Cash and cash equivalents		$361,309	$1,974,687
Marketable securities		149	213,839
Accounts receivable		549,925	734,193
Allowance for doubtful accounts		(453,974)	(550,808)
Net accounts receivable		95,951	183,385
Mortgage notes receivable		3,128,777	5,460,948
Allowance for loan losses		(200,000)	(720,000)
Net mortgage notes receivable		2,928,777	4,740,948
Real estate owned		7,632,523	5,228,190
Other assets		37,262	30,157

Total assets		$11,055,971	$12,371,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Bank loans payable	$	---	$2,005,184
Senior debt		3,773,126	$2,631,696
Other liabilities		195,924	191,783
Total liabilities		3,969,050	4,828,663

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;
213,820 shares issued and outstanding at September 30, 2009
and December 31, 2008		2,138	2,138
Additional paid in capital - preferred stock		5,509,728	5,509,728
Less treasury stock: 16,919 preferred shares at
September 30, 2009 and December 31, 2008 at cost		(229,179)	(229,179)
Common stock, $.01 par value; 2,000,000 shares authorized;
500,432 and 500,032 shares issued and outstanding
at September 30, 2009 and December 31, 2008		5,005	5,000
Additional paid in capital - common stock		9,408,747	9,404,245
Less treasury stock: 147,905 and 133,500 common shares at
September 30, 2009 and December 31, 2008 at cost		(1,824,992)	(1,761,912)
Accumulated other comprehensive income (loss)		(579)	334
Accumulated deficit		(5,783,947)	(5,387,811)

Total stockholders’ equity		7,086,921	7,542,543

Total liabilities and stockholders’ equity		$11,055,971	$12,371,206

See accompanying notes to condenses consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Statements of Operations
(unaudited)
	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
REVENUES
Interest income		$65,298		$142,095		$187,827		$501,796
Rental income		38,800		---		104,281		---
Other income		10,287		17,092		29,235		23,445
Total revenues		114,385		159,187		321,343		525,241

EXPENSES
Interest expense on loans		2,746		23,734		24,169		104,820
Provision for (recovery of) loan losses		-		-		54,794		(56,509)
Provision for (recovery of) doubtful accounts		1,062		(26,478)		17,297		(66,524)
Operating expenses (credit) of real estate owned		210,142		-		325,973		(7,379)
Wages and benefits		106,865		95,792		332,177		290,623
Depreciation		11,895		---		35,686		---
General and administrative		93,041		91,120		291,627		272,404
Total expenses		425,751		184,168		1,081,723		537,435

LOSS FROM OPERATIONS		(311,366)		(24,981)		(760,380)		(12,194)

Gain from retirement of debt		---		---		400,000		---
Gain (loss) on real estate owned		(173,402)		16,423		(173,400)		72,793
Gain (loss) on securities transaction		(44,234)		13,802		10,923		(43,989)
Gain on investments		58,400		---		126,721		---
Total other income (expenses), net		(159,236)		30,325		364,244		28,904

NET INCOME (LOSS)		$(470,602)		$5,344		$(396,136)		$16,710

PREFERRED DIVIDENDS		---		---		---		---

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS		$(470,602)		$5,344		$(396,136)		$16,710

BASIC EARNINGS PER COMMON SHARE		$(1.33)		$0.01		$(1.10)		$0.04

DILUTED EARNINGS PER COMMON SHARE		$(1.33)		$0.01		$(1.10)		$0.04

DIVIDENDS PAID PER PREFERRED SHARE	$	---	$	---	$	---	$	---

DIVIDENDS PAID PER COMMON SHARE	$	---	$	---	$	---	$	---

BASIC COMMON SHARES		353,390		377,115		360,221		379,393

DILUTED COMMON SHARES		364,051		384,752		369,490		383,180

See accompanying notes to condenses consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(396,136)	$16,610
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	35,686	---
Gain from retirement of debt	(400,000)	---
Stock-based compensation expense	4,507	9,796
Provision for loan losses	54,794	12,693
Change in allowance for doubtful accounts	(101,527)	(132,033)
Realized loss on sale of marketable securities	137,883	51,074
Impairment loss in real estate owned	200,000	---
Change in accounts receivable	184,268	(90,540)
Change in other assets	(7,105)	23,317
Change in in other liabilities	4,141	(424,452)
Net cash (used in) operating activities	(283,489)	(533,535)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from marketable securities	585,706	(13,853)
Investment in marketable securities	(510,812)	---
Change in real estate owned	148,311	---
(Investment in) proceeds from real estate owned, net	(71,900)	1,764,050
Proceeds from mortgage notes receivable	187,070	1,340,701
Net cash provided by investing activities	338,375	3,090,898
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for bank loans, net	(1,605,184)	(1,620,000)
Purchase of treasury stock	(63,080)	(25,119)
Preferred dividends paid	---	---
Common dividends paid	---	---
Net cash used in financing activities	(1,668,264)	(1,645,119)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,613,378)	912,244
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,974,687	962,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$361,309	$1,874,434
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$29,353	$117,923
Cash paid for taxes	$13,238	$22,371
NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$2,568,120	$2,051,365

See accompanying notes to condenses consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      Organization

References to the “Company” refer to Eastern Light Capital, Incorporated (the “Trust”) – a Real Estate Investment Trust (“REIT”) – and WrenCap Funding Corporation (“WCFC”), collectively.  The Trust was incorporated in Delaware on December 12, 1995. On July 2, 2008, the Trust – formerly known as Capital Alliance Income Trust, Ltd – was renamed Eastern Light Capital, Incorporated.

On April 15, 1997, the Trust formed a taxable REIT subsidiary, Capital Alliance Funding Corporation (“CAFC”). On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC’s common and preferred shares and the Trust and WCFC are consolidated in the Company’s financial statements. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (“Former Manager”, “CAAI”). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

The Trust is a specialty finance company organized as a REIT. Historically the Trust has emphasized the Mortgage Investments Business and CAFC has emphasized the Mortgage Banking Business.  On June 30, 2006, CAFC suspended the origination of new investment mortgages for the Trust and the origination of new mortgages for subsequent sale into the secondary mortgage market. At year end 2006, CAFC’s unsold mortgages originated for secondary market sale were sold to the Trust.  The Trust’s investments are primarily high-yielding, collateral-oriented, non-conforming residential mortgage loans. Since May 1, 2007, WCFC has only invested and traded in exchange listed marketable securities.

2.	Basis of presentation and summary of significant accounting policies

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 as reported in the Company’s Form 10-K filed pursuant to 15d-2 with the Securities and Exchange Commission.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Trust and its wholly owned subsidiary, WCFC. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of accounting.  The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.  ASC does not change current GAAP, but simplifies user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered non-authoritative.  ASC is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the standard on July 1, 2009 and discloses the ASC prescribed topic numbering references on a primary basis.

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

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

2.	Basis of presentation and summary of significant accounting policies (continued)

Cash and cash equivalents.  Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less when purchased.  The Company deposits cash in financial institutions insured by the Federal Deposit Insurance Corporation.  At times, the Company’s account balances may exceed the insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Marketable Securities. Marketable securities are classified as either trading or available-for-sale securities.  Trading securities represent investments in exchange listed securities that are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities represent investments in exchange listed securities which the Trust intends to hold for an indefinite period of time.

Revenue recognition.  Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans.  Management reviews the likelihood that a loan will be repaid when the payment of principal or interest is delinquent over two payments.  For these delinquent loans, Management may establish a loan loss reserve to protect against principal losses in the loan portfolio and an allowance for doubtful accounts to protect against losses from accrued interest.  If the mortgage’s collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, additional interest is not accrued.  Loan origination income and extension fees are deferred and recognized over the remaining life of the loan as interest income on the interest method. Rental income is recognized as it is earned.

Fair Value Measurements.      The Company has adopted ASC Topic 820, Fair Value Measurements.  ASC Topic 820 establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. In April 2009, the FASB issued guidance now codified as part of ASC Topic 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, which provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed.   The adoption of these ASC Topics did not have a material effect on the Company’s financial position and results of operations.

The Company determines the fair values of its financial assets and financial liabilities based on the fair value hierarchy established in ASC Topic 820.  The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3).  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk).  Unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.

Stock-based compensation.     During the nine months ended September 30, 2009, no option awards were issued.  During the nine months ended September 30, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to ASC Topic 718.

Reclassifications.  Certain 2008 amounts have been reclassified to conform to the 2009 presentation.  For the period ended September 30, 2009, there were no such reclassifications.

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

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

2.	Basis of presentation and summary of significant accounting policies (continued)

Earnings Per Share. The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Concentration of credit risk.  The Company holds mortgage notes receivable that are secured by deeds of trust on residential properties, 89% of which are located in California. This concentration of credit may pose a risk to the value of the loan portfolio due to changes in the economy or other conditions of the geographical area.

3.	Marketable securities

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the three and nine month periods ended September 30, 2009, the loss in accumulated other comprehensive income was $13,476 and $913, respectively. Trading securities are reported at fair value with unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of September 30, 2009 and December 31, 2008, the trading securities account balance was $0 and $205,870, respectively. As of September 30, 2009 and December 31, 2008, the available for sale securities account balance was $149 and $7,969, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of September 30, 2009 and December 31, 2008, the trading securities account had no borrowings while the available-for-sale securities account also had no borrowings. The interest in the available-for-sale margin account is charged at an annual rate of Prime and 4.00% and is payable monthly. As of September 30, 2009 and December 31, 2008, interest of $6,425 and $0 was charged and is reported in the statements of operations.

4.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances follows:

	Sep 30, 2009	Dec 31, 2008
Balance, beginning of period	$5,460,948	$11,144,365
Additions during period:
Originations	---	---
Deductions during period:
Collections of principal	(40,210)	(89,949)
Repayments	(146,860)	(1,262,396)
Write-offs of uncollectible loans	(55,844)	---
Foreclosures	(2,089,257)	(4,331,072)
Balance, end of period	$3,128,777	$5,460,948

Mortgage notes receivable are stated at the principal outstanding.  Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of September 30, 2009, there were four (4) loans totaling $756,941 of principal and $4,360 of interest that were delinquent over 60 days. These loans do not accrue interest in agreement with the Company’s policy on revenue recognition.

Mortgage notes that have been modified from their original terms are evaluated to determine if the loan meets the definition of Troubled Debt Restructuring. For the period ended September 30, 2009, there were no loan modifications that affected the recognition of revenue or required the Company to recognize impairment of a mortgage note receivable.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	Allowance for loan losses

The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent.  Management believes a $200,000 and $720,000 allowance for loan losses are adequate to protect against potential losses inherent in mortgage notes receivables as of September 30, 2009 and December 31, 2008, respectively. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses follows:

	Sep 30, 2009	Dec 31, 2008
Provision for loan losses	$54,794	$404,230
Allowance transfer (non-cash)	(4,691)	---
Write-downs of existing collateral	(514,259)	(1,839,230)
Write-offs of uncollectible collateral	(55,844)	---
Total adjustments to allowance	(520,000)	(1,435,000)
Balance, beginning of period	720,000	2,155,000
Balance, end of period	$200,000	$720,000

6.      Real estate owned

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

As of January 1, 2009, the Company owned five properties. During the nine months ended September 30, 2009, the Company foreclosed on three properties. As of September 30, 2009, the Company owned eight properties, of which five properties were held for sale with a gross value of $4,662,592 and three properties were held for investment with a gross value of $3,348,928. Two of the investment properties rent month-to-month while the third is leased until January 31, 2010. Four of the properties have senior liens in the amount of approximately $1,998,370, $950,000, $633,326 and $191,430.

A reconciliation of the real estate owned follows:

	Sep 30, 2009	Dec 31, 2008
Balance, beginning of period	$5,228,190	$1,804,826
Add: Foreclosed mortgage notes, (net of reserve)	2,568,120	5,785,524
Add: Investments	71,900	128,927
Less: Write-downs of property (non-cash)	(200,000)	(281,000)
Add: Gain on sale	---	168,240
Less: Depreciation of real estate held for investment .	(35,687)	---
Less: Proceeds from sale of real estate owned (net of closing costs)	---	(2,378,327)
Balance, end of period	$7,632,523	$5,228,190

7.      Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009:

	Sep 30, 2009	Level 1	Level 2		Level 3
Asset:
Marketable securities – Available for sale	$149	$149		---	---
Marketable securities – Trading	---	---		---	---
Mortgage notes receivable (non-recurring)	---	---		---	---
Real estate owned (non-recurring)	$1,000,000	---		---	$1,000,000
Liability:
Other liability – None	---	---		---	---
Total	$1,000,149	$149	$	---	$1,000,000

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)
7.      Fair Value Measurements (continued)

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents.  The carrying amounts reported in the balance sheets approximate fair value due to the short term nature of these accounts.

Available-for-sale and trading securities (included in marketable securities).  These investments are reported on the balance sheets based on quoted market prices.

Mortgage notes receivable. The fair value of non-impaired loans is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the Company records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Real estate owned.   At the time of foreclosure, real estate owned is recorded at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. The Company periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Line of credit and loan commitments.  The carrying amount equals fair value.  All amounts, including interest payable, are subject to immediate repayment.”

8.      Preferred, common and treasury stock

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

After declaring dividends for a given year to the Preferred Shareholders in the amount of the dividend preference, no further dividends may be declared on the Preferred Shares for the subject year, until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year.  Any additional dividends generally will be allocated such that the amounts of dividends per share to the Preferred Shareholders and Common Shareholders for the subject year are equal.  The Preferred Shareholder’s additional dividends, if any, are  non-cumulative. Preferred Shareholders are entitled to receive all liquidating distributions until they have received an amount equal to their aggregate adjusted net capital contribution.  Thereafter, Common Shareholders are entitled to all liquidation distributions until the aggregate adjusted net capital contributions of all Common Shares have been reduced to zero.  Any subsequent liquidating distributions will be allocated among Common Shareholders and Preferred Shareholders pro rata.
The Preferred Shares are redeemable by a shareholder, subject to the consent of the Board of Directors, annually on June 30 for written redemption requests received by May 15 of such year.  The Board of Directors may in its sole discretion deny, delay, postpone or consent to any or all requests for redemption.  The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust’s net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

8.      Preferred, common and treasury stock (continued)

The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common and/or Preferred Shares or the exercise of warrants and/or options and to prohibit the transfer of shares to persons that would result in a violation of the Trust’s shareholding requirements.  The Bylaws provide that only with the explicit approval of the Trust’s Board of Directors may a shareholder own more than 9.8% of the total outstanding shares.

As of January 1, 2009, the Trust’s net Preferred Stock outstanding shares were 196,901. During the first nine months of 2009, no Preferred Stock shares were purchased. As of September 30, 2009, the Trust’s net Preferred Stock outstanding shares were 196,901.

As of January 1, 2009, the Trust’s net Common Stock outstanding shares were 366,532. During the first nine months of 2009, 14,405 shares of Common Stock were purchased and 400 options were exercised. As of September 30, 2009, the Trust’s net Common Stock outstanding shares were 352,527.

9.	Related party transactions

On January 1, 2007, the Trust entered into a sub-lease agreement for office space with the Former Manager. The Former Manager terminated the sub-lease agreement effective July 4, 2008 and the Trust entered into a lease with an independent third party.

On March 8, 2008, Thomas B. Swartz, a Non-Independent Director, resigned from the Trust’s Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until maturity or June 3, 2009, whichever came first. On June 3, 2009, Mr. Swartz’s options expired, unexercised.

10.	Earnings per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended Sep 30,			Nine months ended Sep 30,
	2009		2008	2009		2008
Numerator:
Net income (loss)		$(470,602)	$5,244		$(396,136)	$16,610
Preferred dividends		---	---		---	---
Net income (loss) available to common stockholders		$(470,602)	$5,244		$(396,136)	$16,610
Denominator: Basic weighted average shares		353,390	377,115		360,221	379,393
Dilutive effect of options		---	7,637		---	3,787
Diluted weighted average shares		353,390	384,752		360,221	383,180
Basic earnings per common share	$	(1.33)	$0.01	$	(1.10)	$0.04
Diluted earnings per common share	$	(1.33)	$0.01	$	(1.10)	$0.04

At September 30, 2009 and 2008, options to purchase 24,374 and 88,940 shares of common stock are not considered in the diluted earnings per share calculation.

11.	Wages and Benefits

Every January 1, full time employees with at least 12 months of full time employment qualify for a Company sponsored Simple IRA. Employee contributions are governed by Internal Revenue Code limitations. The Company contributes up to 3.0% of the employee’s annual compensation, but not in excess of the lesser of the employee’s contribution or the maximum IRS employer’s contribution. Employer contributions vest upon funding.

12.	Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, the date of issuance of the financial statements. No subsequent events have occurred that would have a material impact on the presentation of the Company’s financial statements.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as “may”, “will”, “expect”, “anticipate”, or similar terms.  Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Preparation of the Company’s condensed consolidated financial statements is based upon the operating results of the Trust and WCFC. Management’s discussion and analysis of the results of operations for the three and nine months ended September 30, 2009 and 2008 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the NYSE Amex (formerly known as the American Stock Exchange).

During the fourth quarter of 2006, the Company’s shareholders voted to terminate the outside manager (“Former Manager” or “CAAI”) and initiate internal management. On December 29, 2006, the Former Manager’s management and advisory contracts were terminated and the Company became self-administered and self-advised.

The transition agreement with the Former Manager required the Company to remove the name “Capital Alliance” from the Trust’s name by June 30, 2008 and from CAFC’s name by April 30, 2007. On April 20, 2007, the Company’s 100% owned taxable subsidiary changed its name from Capital Alliance Funding Corporation (“CAFC”) to WrenCap Funding Corporation (“WCFC”). On July 2, 2008, the Trust changed its name from Capital Alliance Income Trust, Ltd (“CAIT”) to Eastern Light Capital, Incorporated (the “Trust”).

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

The recent financial crisis has affected the Company’s business by diminishing the credit quality of existing borrowers and lowering existing property values. The Company has actively managed the risk inherent from these conditions by modifying existing notes so as to avoid foreclosing on properties in a declining market. The Company expects that these efforts will help maintain the performance of the portfolio as borrowers will be more capable and motivated to satisfy their obligations.

The Company’s residential loan portfolio continues to harbor unacceptable levels of non-performing assets. Loan delinquencies reduce current revenues until the non-performing loans are monetized and their proceeds re-invested. In response to these problems and to maximize shareholder value, Management has continued to focus on efficient asset management as the strategic alternative to selling loans at depressed valuations. As mortgage loans are monetized, the Company’s investment focus will expand to provide a source of future profitability and increased shareholder value.

As of January 1, 2009, the Trust had REO of $2,596,494 and approximately 61% of the mortgage loan portfolio were non-performing assets (as measured by mortgage payments delinquencies in excess of 60 days). Due to the partial financing of the mortgage loan portfolio with debt, REO and non-performing mortgage loans were approximately 61% of total shareholder equity and approximately 134% of common shareholder equity. As of September 30, 2009, the Trust has REO for sale and investment of $3,859,397 and approximately 24% of the mortgage loan portfolio is non-performing assets. REO and non-performing mortgage loans were approximately 65% of total shareholder equity and approximately 256% of common shareholder equity.

The Trust is a real estate investment trust (“REIT”) and REIT’s are generally required to distribute at least 90% of their annual taxable income as dividend payments.  During 2006, 2007 and 2008, the Trust incurred taxable losses.  On account of these losses, dividend payments were curtailed. These taxable losses, also known as Net Operating Losses (“NOL”), allow the Trust to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Code waives mandatory dividend payments until prior years taxable losses are recovered.

When the Trust produces pre-NOL taxable income, the Trust’s Board of Directors will need to reconcile the competing opportunities of strengthening the Company’s balance sheet and the priority of restoring dividend payments. This issue will require additional review and analysis by the Board of Directors.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements as contained in the Company’s 2008 Form 10-K as filed with the SEC on April 15, 2009.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. There have been no material changes in our critical accounting policies as disclosed in our 2008 Form 10-K.

Operating Strategy.

Mortgage investment loans are reported as mortgage notes receivable and are held until prepayment, maturity or foreclosure. The Company owns non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust.  These loans are primarily secured by California real estate. Historically, the Trust limited its mortgage investments to a cumulative loan to value ratio (“CLTV”) that did not exceed 75% of the underlying collateral at the time of investment.  The Company seeks to maximize the value of its loan portfolio through active asset management.

During 2008, the repayment of mortgage notes receivable and the monetization of non-performing assets reduced institutional borrowings by $1,636,644 to approximately $2,000,000.  The existing $7,000,000 credit facility had a scheduled maturity of November 14, 2008 but the lending institution was taken over by the FDIC on November 7, 2008. On May 12, 2009, the Company successfully completed its negotiations with the FDIC for $1,600,000, resulting in a gain of approximately $400,000 in the second quarter ending June 30, 2009.

The Company is reviewing its current investment policies to include other REIT permissible assets in addition to residential mortgage loans. Since May 1, 2007, WCFC has traded exchange listed securities. The Company may consider relinquishing its REIT status to enhance shareholder value.

Loan Origination. During 2008 and the nine months ended September 30, 2009, the Company did not make or acquire any new loans. Prospectively, portfolio loans may be internally originated or acquired from unaffiliated third parties.

Asset Management. Asset management is mortgage loan servicing and real estate owned (“REO”) dispositions.  Loan servicing consists of collecting payments from borrowers, making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, and in the event of unremedied defaults performing other administrative duties including supervising foreclosures.

Only mortgage loans owned by the Company are serviced. The Company does not acquire loan servicing rights or maintain a loan’s servicing rights at disposition. REO dispositions include all of the supervisory and administrative processes of preparing a foreclosed asset for sale.

Loan Portfolio and Allowance for Loan Losses. As of September 30, 2009, the Company’s loan portfolio included 14 loans totaling $3,128,777 of which four loans totaling $756,941 representing 24% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $200,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2008, the Company’s loan portfolio included 19 loans totaling $5,460,948 of which 10 loans totaling $3,353,673 representing 61% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $720,000, if it is necessary to foreclose upon the mortgage loans.

The Company has only issued loan commitments on a conditional basis and generally funds such loans promptly upon removal of any conditions.  The Trust did not have any commitments to fund loans as of September 30, 2009 and December 31, 2008.

As of September 30, 2009, the following table summarizes the Company’s outstanding repayment obligations:

Maximum Other Commercial Commitments (a) As of September 30, 2009	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Margin Loan	0	0	0	0	0
Lease Commitment	$118,800	$66,000	$52,800	0	0
Standby Repurchase Obligations	0	0	0	0	0
Total Commercial Commitments	$118,800	$66,000	$52,800	0	0

(a)
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended September 30, 2009 and 2008.  Revenues for the third quarter decreased to $114,385 as compared to $159,187 for the same period in the prior year. The decrease in revenue was due to a decrease in interest income of $76,797 which was partially offset by an increase in rental income of $38,800. The decrease in interest income was the result of a smaller loan portfolio while the increase in rental income was the result of an increase in real estate investments.

Expenses for the three months ended September 30, 2009 increased to $425,751 as compared to $184,168 for the same period in the prior year. The increase in expenses during the third three months of 2009 resulted primarily from an increase in operating expenses of REO of $210,142. The increase is due to rising REO costs and an increased number of foreclosed assets.

Nine months ended September 30, 2009 and 2008.  Revenues for the first nine months decreased to $321,343 as compared to $525,241 for the same period in the prior year. The decrease in revenue is due to the decrease in interest income of $313,969 which was partially offset by an increase in rental income of $104,281. The decrease in interest income was the result of a smaller loan portfolio while the increase in rental income was the result of an increase in real estate investments.

Expenses for the nine months ended September 30, 2009 increased to $1,081,723 as compared to $537,435 for the same period in the prior year. The increase in expenses during the first nine months of 2009 resulted from an increase in operating expenses of REO of $333,352 and the provision for loan losses of $111,303. These increases are the result of the prior year’s downward adjustments to loan loss reserves whereas the REO increase is due to rising costs and an increase in the number of foreclosed assets.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2009 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the Company’s businesses for the next twelve months.

Nine months ended September 30, 2009 and 2008. As of January 1, 2009 and 2008, the Trust had $1,974,687 and $962,190 of cash and cash equivalents, respectively. During the nine month period ended September 30, 2009, cash and cash equivalents decreased by $1,613,378.  During the nine month period ended September 30, 2008, cash and cash equivalents increased by $912,244. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2009 and 2008 were $361,309 and $1,874,434, respectively.

The following summarizes the changes in net cash (used in) operating activities, net cash provided by investing activities, and net cash (used in) financing activities.

Net cash used in operating activities during the nine months ended September 30, 2009 and 2008 was ($283,489) and ($533,535), respectively. During the first nine months of 2009, net income used ($396,136), the retirement of debt used ($400,000) and an impairment loss in real estate owned provided $200,000. During the first nine months of 2008, net income provided $16,610, a change in other liabilities used ($424,452) and a change in the allowance for doubtful accounts used ($132,033).

Net cash provided by investing activities for the nine months ended September 30, 2009 and 2008 was $338,375 and $3,090,898 respectively. During the first nine months of 2009, net investments in marketable securities provided $74,894, a change in real estate owned provided $148,311 and proceeds from mortgage notes receivable provided $187,070. During the first nine months of 2008, proceeds from real estate owned provided $1,764,050 and proceeds from mortgage notes receivable provided $1,340,701.

Net cash (used in) financing activities during the nine months ended September 30, 2009 and 2008 was ($1,668,264) and ($1,645,119), respectively.  During the first nine months of 2009, the repayment of bank loans used ($1,605,184). During the first nine months of 2008, net payments of bank loans used cash of ($1,620,000).

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not required to provide the information required by this item as it is a smaller reporting company.

PART I – ITEM 4

CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures.  Based on management's evaluation (with the participation of our CEO and Principal Accounting Officer), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(B) Changes in Internal Control over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

The Company is involved in three legal proceedings as of September 30, 2009.

On April 14, 2006, the Trust and WCFC were served a summons alleging that the Company was involved with misleading a former mortgage holder. Upon the satisfaction of their mortgage claim from the proceeds of a Company provided mortgage, the former mortgage holder released their escrow settlement to the new purchaser without re-recording their subordinate mortgage claim. On July 14, 2006, the property was sold at a Trustee sale and the Company’s loan was paid in full. The former mortgage holder’s unrecorded claim was not satisfied at the aforementioned Trustee sale. The Company believes the former mortgage holder’s action is without merit and is seeking dismissal.

On November 1, 2007, WCFC was served a summons dated September 5, 2007 from a former borrower alleging that the Company assisted the replacement lender to unlawfully and illegally foreclose on the former borrower’s property. The Company believes the former mortgage holder’s action is without merit and is seeking dismissal.

In March 2008, the Trust was named as a defendant in a complaint alleging breach of contract, fraud and negligence relating to two foreclosed properties. The Company believes the former mortgage holder’s action is without merit and is seeking dismissal.

ITEM 1A                      RISK FACTORS

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 1B                      UNRESOLVED STAFF COMMENTS

None

ITEM 2                      CHANGES IN SECURITIES

1,345 common shares were purchased for treasury stock during the three month period ended September 30, 2009. No preferred shares were purchased for treasury stock during the three month period ended September 30, 2009.

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4                      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5                      OTHER INFORMATION

None

ITEM 6                      EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit No.

3.1	Certificate of Incorporation and Amendment No. 1 (1)
3.2	Bylaws of the Registrant (1)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
4.1	Form of Stock Certificate of Common Shares of the Registrant (2)
10.2	Form of Indemnity Agreement between the Registrant and its Directors and Officers (1)
24.7	Power of Attorney of Richard J. Wrensen (4)
31.1	Sarbanes Certification of Richard J. Wrensen
31.2	Sarbanes Certification of Andrea Barney
32.1	Sarbanes Certification

(1)	These exhibits were previously contained in Registrant’s Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

(2)
These exhibits were previously contained in Amendment No. 1 to the Registrant’s Registration Statement filed on Form S-11 with the Commission on January 15, 1997, and are incorporated by reference herein.

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

 (b)           Reports on Form 8-K.

         Form 8-K was filed on:

•	August 11, 2009 due to the press release of August 11, 2009 announcing financial results for the second quarter of 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EASTERN LIGHT CAPITAL, INCORPORATED

Dated: November 13, 2009	By:	/s/ Richard J. Wrensen
Richard J. Wrensen
President, Chief Executive Officer and Chief Financial Officer

By:	/s/ Andrea Barney
Andrea Barney
Principal Accounting Officer and Controller