Form 10-K
period 2009-12-31
EASTERN LIGHT CAPITAL, INC.
filed 2010-04-15
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-12941

EASTERN LIGHT CAPITAL, INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3240473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Pine Street, Suite 560, San Francisco, California	94111
(Address of principal executive office)	(zip code)
(415) 693-9500
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒

As of February 24, 2010, the aggregate market value of the registrant’s outstanding stock held by non-affiliates of the registrant was approximately $1,136,579. As of February 24, 2010, approximately 351,882 shares of the registrant’s common stock are outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on June 2, 2010 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I	4
FORWARD LOOKING STATEMENTS	4
ITEM 1. BUSINESS	4
General	4
MORTGAGE INVESTMENT BUSINESS	4
General	4
Mortgage Loan Portfolio	5
Financing	5
MORTGAGE BANKING BUSINESS	5
General	5
HEDGING	6
SERVICING	6
Servicing Portfolio	6
Geographical Distribution	6
Interest	6
Maturity	7
Delinquencies	7
REGULATION	7
STRATEGY AND COMPETITION	8
EMPLOYEES	8
ITEM 1A. RISK FACTORS	8
ITEM 2. PROPERTIES	8
ITEM 3. LEGAL PROCEEDINGS	8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
PART II	9
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
OVERVIEW	10
RECENT ACCOUNTING PRONOUNCEMENTS	11
CRITICAL ACCOUNTING POLICIES	11
Operating Strategy	12
Loan Origination	12
Asset Management	12
Contingencies and Commitments	13
RESULTS OF OPERATIONS	13
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008	13
LIQUIDITY AND CAPITAL RESOURCES	13

13
13
LIQIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2009	14
LIQIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2008	14
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
Market Risk	15
Asset and liability Management	15
ITEM 8. FINANCIAL STATEMENTS	16
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9A(T). CONTROLS AND PROCEDURES	16
Evaluation of Disclosure Controls and Procedures	16
Management's Report on Internal Control Over Financial Reporting	16
Changes in Internal Control Over Financial Reporting	17
ITEM 9B. OTHER INFORMATION	17
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17
AUDIT COMMITTEE - FINANCIAL EXPERTS	17
EXECUTIVE OFFICERS	17
ITEM 11. EXECUTIVE COMPENSATION	17
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	17
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	17
PART IV.	18
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18
(a) Financial Statements	18
(b) Financial Statement Schedules	18
(c) Exhibits	18
(d) Reports on Form 8-K	18
(e) Miscellaneous Exhibits	18
SIGNATURES	19

PART I

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eastern Light Capital, Incorporated (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. BUSINESS

General
References to the “Company” refer to Eastern Light Capital, Incorporated (the “Trust”) – a Real Estate Investment Trust (“REIT”) – and WrenCap Funding Corporation (“WCFC”), collectively.  The Trust was incorporated in Delaware on December 12, 1995. On July 2, 2008, the Trust – formerly known as Capital Alliance Income Trust, Ltd (“CAIT”) – was renamed Eastern Light Capital, Incorporated.

On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation (“CAFC”). On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC’s common and preferred shares and the Trust and WCFC are consolidated in the Company’s financial statements. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the “Former Manager”, “CAAI”). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

The Trust is a specialty mortgage finance company organized as a Real Estate Investment Trust (“REIT”). Historically, the Trust has emphasized the Mortgage Investments Business and CAFC had emphasized the Mortgage Banking Business.  On March 31, 2006, CAFC suspended the origination of new investment mortgages for the Trust and the origination of new mortgages for subsequent sale into the secondary mortgage market. By year end 2006, CAFC’s unsold mortgages originated for secondary market sale were sold to the Trust. WCFC has not originated any loans since year end 2006 and has largely been inactive due to market conditions. Due to continued deteriorating conditions in the real estate market, approximately 28% of the Trust’s assets consist of primarily high loan-to-value, collateral-oriented, non-conforming residential mortgage loans with limited secondary market appeal while 71% consist of real estate owned (“REO”) as of December 31, 2009.  Management is in the process of liquidating all such non-performing assets, particularly real estate that it has acquired via foreclosure, and managing its portfolio of mortgage notes receivable.

MORTGAGE INVESTMENT BUSINESS

General
The Trust’s Mortgage Investment Business, principally acquired non-conforming residential mortgage loans, which at the time of investment had a maximum 75% combined loan-to-value ratio. Both first and second mortgage loans were acquired. Income is primarily earned from mortgage interest and mortgage fees. These investments are financed with shareholders’ equity and institutional borrowings. During 2009, all borrowings originated in the Trust’s name were repaid. The Trust suspended mortgage origination in 2006 due to deteriorating market conditions and has focused on loan servicing and liquidation of non-performing assets.

Mortgage Loan Portfolio
As a matter of investment policy, all loans originated or purchased for the Trust’s portfolio had a combined loan-to-value, at the time of acquisition, of not more than 75% of the collateral’s value. Mortgage loans that defer part of the interest payment (negative amortization) are not acquired if the maximum deferred payment balance, when added to the original mortgage balance, exceeds 75% of the collateral’s value at the time of origination. The collateral’s value is verified by independent appraisal or broker price opinions. During 2006, CAFC transferred 12 loans to the Trust with a total nominal value of $6,108,330 that did not satisfy the Trust’s standard underwriting criteria. As of December 31, 2009, only five of these loans with a value of $978,202 are still owned by the Trust. Four of the loans are current while one is delinquent more than 60 days and is scheduled for trustee sale.

As of December 31, 2009, the Mortgage Investment Business loan portfolio totaled $2,690,737 with an average loan size of $206,980, an average weighted yield of 8.98%, a weighted average adjusted maturity of 31 months and a weighted average combined loan-to-value ratio of 71% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 61% of the portfolio’s dollar value and second deeds of trust comprised 39%. As of December 31, 2008, the Mortgage Investment Business loan portfolio totaled $5,460,948 with an average loan size of $287,418, an average weighted yield of 10.00%, a weighted average adjusted maturity of 19 months and a weighted average combined loan-to-value ratio of 80% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 42% of the portfolio’s dollar value and second deeds of trust comprised 58%. The mortgage loans are concentrated in California.

Financing
The Mortgage Investment Business is currently financed by the shareholders’ equity. The Trust’s bylaws restrict the encumbrance of the Company’s assets to four (4) times its total shareholders’ equity after excluding financing obtained by WCFC. Lines of credit consistent with the financing objectives described herein may be sought.

MORTGAGE BANKING BUSINESS

General
The Mortgage Banking Business consisted of the origination and the purchase and sale of conforming and non-conforming mortgage loans secured by first liens and second liens on single (one-to-four) family residential properties. The Mortgage Banking Business provided a conduit between the originators of such mortgage loans and permanent investors in such loans. On March 31, 2006, the Company’s Board of Directors suspended its Mortgage Banking Business. Until December 29, 2006 CAAI contracted with CAFC to provide management, mortgage origination, loan processing, underwriting, and secondary sales services.

CAFC purchased or originated each loan from mortgage bankers, mortgage brokers or existing borrower relationships. The Mortgage Banking Business assumed the potential risk of delinquency and/or credit losses as well as interest rate risk in the event of a delay in the sale of such loans. Such on-going risks, upon the sale of a loan would pass to the purchaser without recourse to CAFC. CAFC’s origination risk was minimized by the relatively short period that such loans were held prior to sale. Loans not purchased by the Trust for the Mortgage Investment Business were sold in the secondary market through whole loan sales or to an affiliate of the Former Manager. However, during 2006, twelve (12) loans with a total nominal value of $6,108,330 were transferred to the Trust that did not satisfy the Trust’s standard underwriting criteria or investment objectives. These loans had a lower yield and/or a cumulative loan-to-value ratio greater than seventy-five percent.

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

Although the Company has suspended its mortgage banking operations, the licenses to originate residential, multi-family and commercial mortgage loans in California remains active. WCFC has not originated any loans since year end 2006 and has largely been inactive due to market conditions. Management has focused on managing the existing loan portfolio and liquidating all non-performing assets, which is largely the REO that the Company has acquired via foreclosure.

HEDGING

Most of the Trust’s mortgage investments have relatively short maturities. Therefore, the Trust has not implemented hedging strategies to protect against interest rate risks. However, hedging strategies and transactions may in the future be implemented by the Company based on various factors, including market conditions, the expected volume of mortgage loan originations and purchases for investment and the mortgage volume and period of time required to accumulate and to sell mortgage loans.

Hedging is complex and no hedging strategy or combination of hedging strategies can completely insulate the Company from interest rate risks. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases or in a period of rising and fluctuating interest rates. Therefore, the Company may incur significant costs, remain ineffectively hedged from interest rate risks, and obtain reduced return on equity than otherwise achievable without hedging. As the Company’s assets are largely real estate owned, the protection from a hedging strategy would likely have little to no effect.

SERVICING

The Company acquired mortgage loans with mortgage servicing rights. Any mortgage loan sold by the Company is sold with the loan’s mortgage servicing rights released. The Company does not separately acquire or maintain servicing rights.  Loan servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The Company uses an unaffiliated third party to service its loan portfolio.

Servicing Portfolio
The following tables set forth certain information regarding the Trust’s Mortgage Investment Business servicing portfolio of loans for the years ended December 31.

	2009	2008
Beginning servicing portfolio	$5,460,948	$11,144,365
Loans added to the servicing portfolio	---	---
Loans sold, servicing released and principal paydowns (1)	2,770,211	5,683,417
Ending servicing portfolio	$2,690,737	$5,460,948
Number of loans serviced	13	19
Average loan size	$206,980	$287,418

(1)      Includes normal loan payoffs, prepayments, principal amortization and foreclosures.

The decrease in interest income can be partially attributed to the decrease in the servicing portfolio.

Geographical Distribution
The following table sets forth the geographic distribution of the Trust’s Mortgage Investment Business servicing portfolio for the years ended December 31.

	2009		2008
State	Number of loans	$-% of Portfolio	Number of loans	$-% of Portfolio
CA	11	86%	16	90%
Other	2	14%	3	10%
Totals:	13	100%	19	100%

Interest
The weighted average interest for the Trust’s Mortgage Investment Business portfolio of loans at December 31, 2009 was 8.98% and at December 31, 2008 was 10.00%. The decrease in interest income can be partially attributed to the decrease in weighted average interest.

Maturity
The weighted average adjusted maturity of the Trust’s Mortgage Investment Business portfolio of loans at December 31, 2009 was 31 months and at December 31, 2008 was 19 months. The following table shows the Trust’s maximum scheduled loan maturities for the years ended December 31, none of which are past maturity.

	2009		2008
Terms of Loans	Amount of loans	$-% of Portfolio	Amount of loans	$-% of Portfolio
0-12 months	1,012,235	38%	3,004,856	55%
13-24 months	341,117	13%	856,539	16%
25-36 months	326,050	12%	347,813	6%
37-48 months	---	0%	---	0%
Over 48	1,011,335	37%	1,251,740	23%
Totals:	$2,690,737	100%	$5,460,948	100%

Delinquencies
The following table shows the Trust’s Mortgage Investment Business delinquency statistics for its servicing portfolio for the years ended December 31.

	2009		2008
Loans Delinquent For:	Number of loans	$-% of Portfolio	Number of loans	$-% of Portfolio
31-60 days	0	0%	2	5%
61-90 days	0	0%	2	14%
91 days +	3 (1)	39%	6 (2)	47%
Totals:	3.	39%	10 .	66%

(1)	None of the 91 days+ delinquent loans were satisfied or brought current by April 12, 2010 while two of the loans were scheduled for Trustee Sale in the second quarter of 2010.
(2)
None of the 91 days+ delinquent loans were was satisfied or brought current by February 27, 2009 while two of the loans were scheduled for Trustee Sale in the first six months of 2009 and another loan was foreclosed upon by the senior lienholder. Both of the loans set for Trustee Sale reverted to the Company.

REGULATION

The Company conducts its business so as not to become regulated as an investment trust under the Investment Trust Act. The Investment Trust Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interest”). In order to qualify for this exemption, the Trust must maintain at least 55% of its assets directly in mortgage loans, and certain other Qualifying Interests in real estate. If the Trust fails to qualify for exemption from registration as an investment trust, its ability to use leverage in its Mortgage Investment Business would be substantially reduced, and it would be unable to conduct its business as described herein. The Company has not requested a legal opinion from counsel indicating that, it will be exempt from the Investment Trust Act.

Because the Company’s business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modifications and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company’s ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise affect the business or prospects of the Company. Also, members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company’s loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

Additionally, there are various state and local laws and regulations affecting the Company. Mortgage operations also may be subject to applicable state usury statutes. The Company believes that it is in material compliance with all rules and regulations to which it is subject.

STRATEGY AND COMPETITION

The Company’s management is reassessing its ability to successfully compete in the high yielding Mortgage Investment Business. The Mortgage Investment Business faces competition from other financial institutions, including but not limited to banks, specialty finance companies and private mortgage investors as well as government regulations. Most of the institutions with which the Company competes have significantly greater financial resources. The Company’s management has actively sought out new investor capital in these difficult economic times but has been unsuccessful in finding a partner that will not destroy shareholder value. For the current year, the Company is focusing on improving its cash flow and financial condition by liquidating non-performing assets and managing its portfolio.

EMPLOYEES
At December 31, 2009, the Company had three full time and one part time employee. At December 31, 2008, the Company had three employees. The Company’s employees are not subject to a collective bargaining agreement and the relationship with its employees is good.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s principal office is located at 100 Pine Street, Suite 560, San Francisco, California, 94111 where it leases approximately 1,100 square feet under a lease that expires in July 2011. The existing facilities are adequate for the Company’s current needs.

The Company owns nine properties due to foreclosure. The properties are located throughout California and five of them have senior liens. The properties are summarized in Note 8 to the Financial Statements which is included in the Form 10-K under the caption “Real estate owned”. The monetization of these non-performing assets is the most significant source of liquidity for the Company in 2010.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are described in Note 16 to the Financial Statements which is included in the Form 10-K under the caption “Contingencies”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The quarterly high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last two years follows:

Year	Quarter	High	Low	Dividend per Common Share
2008	1st	4.04	2.56	0.00
	2nd	4.56	3.60	0.00
	3rd	4.95	4.13	0.00
	4th	6.18	4.08	0.00
2009	1st	4.75	4.12	0.00
	2nd	5.44	4.10	0.00
	3rd	4.94	3.53	0.00
	4th	4.58	3.80	0.00
2010	Jan.1 – Mar.22	4.00	2.68	0.00

On December 31, 2009, there were approximately 70 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Common Stock and approximately 135 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Preferred Stock, which is not publicly traded.

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

The Board of Directors has not established a minimum distribution level for the Common Stock. During 2009 and 2008, no dividends per share on Preferred and Common Stock were declared and paid. Distributions to stockholders are generally taxable as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. During 2005, 2006, 2007 and 2008, the Company incurred taxable losses, also known as Net Operating Losses (“NOL”).  NOL’s may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance.  The Internal Revenue Service waives mandatory dividend payments until prior year’s allowable NOLs are recovered. As of December 31, 2009, the Company’s cumulative NOL is undetermined, but is expected to increase.  As of December 31, 2008, the Company had cumulative federal NOLs of approximately $2,351,813.

Holders of the Preferred Shares are entitled to a dividend preference in an amount equal to an “annualized return” on the Adjusted Net Capital Contribution of Preferred Shares at each dividend record date during such year. The annualized return is the lesser of: (a) 10.25%, (b) 1.50% over the Prime Rate (determined on a not less than quarterly basis), or (c) the rate set by the Board of Directors. The preferred dividend preference is not cumulative.

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

The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	Year Ended December 31
Financial Summary	2009	2008	2007	2006	2005
Operations:
Revenue	$388,581	$656,578	$1,114,958	$2,478,609	$3,797,885
Net loss	(2,768,594)	(619,718)	(2,939,689)	(1,631,428)	(307,308)
Per Share Data:
Weighted average basic earnings	$(7.73)	$(1.64)	$(7.73)	$(4.28)	$(1.13)
Weighted average diluted earnings	$(7.73)	$(1.64)	$(7.73)	$(4.28)	$(1.13)
Consolidated Balance Sheet Data:
Mortgage notes receivable	$2,690,737	$5,460,948	$11,144,365	$17,121,939	$26,318,616
Total assets	9,431,732	12,229,797	12,169,179	18,204,100	30,956,866
Total liabilities	4,719,972	4,687,254	3,955,164	7,049,874	18,023,873
Stockholders’ equity	4,711,760	7,542,543	8,214,015	11,154,226	12,932,993
Common share equity	(570,927)	2,259,856	2,931,328	5,871,539	7,522,516
Common shares	351,882	366,532	380,532	380,532	390,032
Common share book value	$(1.62)	$6.17	$7.70	$15.43	$19.29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the NYSE Amex Stock Exchange.

During the first quarter of 2006, the Trust announced its intent to suspend mortgage banking loan originations and to monetize its mortgage banking loan portfolio. By year end 2006, mortgage banking loans (mortgages originally originated for sale into the secondary market) were transferred to the Trust. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the “Former Manager”, “CAAI”). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

The current real estate market is characterized by both a lack of available credit and instability in residential property valuations.  Due to these conditions the Company’s focus on selling REO is highly challenging. The current conditions are expected to extend through calendar year 2010.  REO properties are either held for sale or temporarily for investment. All REO held for sale are listed with a realtor while REO held for investment are generally leased to tenants. The Company’s management will continue to focus on servicing its loan portfolio and liquidating all non-performing assets.

On April 20, 2007, the Company’s 100% owned taxable subsidiary changed its name from Capital Alliance Funding Corporation (“CAFC”) to WrenCap Funding Corporation (“WCFC”). The transition agreement with the Former Manager required the Company to remove the name “Capital Alliance” from the Trust’s name by June 30, 2008 and from CAFC’s name by April 30, 2007. Since 2006, WCRC has not originated any loans and has been largely inactive due to market conditions.

Mortgage investment loans are reported as mortgage notes receivable and held until prepayment, maturity or foreclosure. As of December 31, 2009, the Mortgage Investment Business portfolio totaled $2,690,737, consisting of 13 loans, of which 3 loans totaling $1,064,984, or 39% of the portfolio loan value were delinquent over 60 days. As of April 12, 2010, none of the delinquent loans was brought current or paid off and two had notices of trustee sale published. Thus, three loans totaling $1,064,984 or 39% of the December 31, 2009 portfolio balance remained delinquent.  As of December 31, 2009, the Trust held nine properties as REO. During 2010, the Company is focusing on liquidating its REO assets. The monetization of REO assets is an important source of liquidity for the Company in 2010.

As of December 31, 2008, the Mortgage Investment Business portfolio totaled $5,460,948, consisting of 19 loans, of which 8 loans totaling $3,353,673 or 61% of the portfolio loan value were delinquent over 60 days. As of February 27, 2009, two of the delinquent loans were brought current, one loan was modified, one loan was foreclosed upon by the senior lien holder and one loan became REO. Thus, three loans totaling $1,624,933 or 30% of the December 31, 2008 portfolio balance remained delinquent.  As of December 31, 2008, the Trust held five properties as REO.

RECENT ACCOUNTING PRONOUNCEMENTS

These are incorporated by reference in the Notes to Consolidated Financial Statements.

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

The following are considered critical accounting policies that require the most significant estimates and assumptions and are particularly susceptible to a significant change in the preparation of the financial statements and are not presented in their relative order of importance.

Revenue recognition.  Interest income accrues as it is earned.  Loans are placed on a nonaccrual status when any portion of the principal or interest is two scheduled payments past due or earlier when concern exists as to the ultimate collectability of principal or interest.  Nonaccrual status loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible.

Allowance for Loan Losses. A provision for loan losses is based on management’s evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, general economic conditions, the fair value of underlying collateral, past loan loss experience, borrower economic resources, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable is based on management’s evaluation of the likelihood of collection of outstanding amounts. The evaluation is based on the payee’s ability and willingness to pay the receivable in full as well as the costs associated with possible legal action.

Real estate owned.  REO represents property acquired in foreclosure of mortgage notes receivable.  The real estate is carried at the lower of the value of the mortgage note receivable less selling costs on the real estate or fair value.  Certain estimates and assumptions are required in determining the cost to sell or in estimating the fair value of the real estate. Independent third parties perform annual appraisals of the REO. If necessary, impairment losses are recorded to recognize deteriorating market conditions and unusual property characteristics.

Stock options.  Stock options granted prior to December 15, 2005 were issued with exercise prices equal to the market price of the Trust’s common stock on the dates of grant. Because the exercise price is fixed at or above market price and other key terms are fixed, use of the intrinsic-value method was utilized and the Trust did not recognize an expense for these options. If the terms of these options were changed, the Trust might then need to begin recognizing compensation expense for the options.  Options granted after December 15, 2005 were issued with exercise prices of 110% of the market price of the Trust’s common stock on the dates of grant. These options are subject to a mandatory expense calculation and recognized over the option’s vesting period.

The Audit Committee of the Trust’s Board of Directors has discussed and approved the critical accounting policies and the development, selection and disclosure of the estimates and alternatives prior to filing this report with the Securities and Exchange Commission.

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

During 2009, the Company reduced institutional borrowings by $2,000,000 to $0.  During 2008, the Company reduced its institutional borrowings by $1,620,000 to $2,000,000. The 2009 repayment in full was initiated by the FDIC takeover of the creditor which allowed the early retirement of the $2,000,000 liability for $1,600,000, resulting in a $400,000 gain to the Trust.

During 2010, the Company is focusing on liquidating its REO assets. The monetization of REO assets is an important source of liquidity for the Company in 2010.

The Company’s current investment policies include other REIT permissible assets in addition to residential mortgage loans. Since May 1, 2007, WCFC has traded exchange listed marketable securities. The Company may consider reorganizing as a non-REIT entity to enhance shareholder value. The Company has also announced its intention to propose a Preferred to Common Stock conversion.

Loan Origination
Until March 31, 2006, the Company’s mortgage banking subsidiary originated loans in excess of the Trust’s 75% CLTV investment standard for subsequent sale into the secondary mortgage market. During 2006, the Former Manager was unable to sell $6,108,330 of these mortgage banking loans at an acceptable price.  Although these loans did not satisfy the Trust’s investment standards, during 2006 these loans were transferred to the Trust and are reported as mortgage notes receivable.

Pursuant to the Shareholder’s vote, on December 29, 2006, the Board of Directors terminated the Former Manager. The Former Manager and the Company’s mortgage banking operations accounted for 100% of the loans acquired by the Trust in 2006.  Subsequently, the Company has not acquired any loans from third parties or the Former Manager.

Asset Management
Asset management is mortgage loan servicing and REO disposition and leasing.  Loan servicing consists of collecting payments from borrowers, making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, and in the event of unremedied defaults performing other administrative duties including supervising foreclosures. On June 30, 2007 the Loan Servicing Agreement with the Former Manager was cancelled. Subsequently, the Company engaged a subservicer to provide loan servicing. On December 31, 2009, the Company took over the servicing of its own loan portfolio.

The Company only services loans that it owns. It does not acquire loan servicing rights nor does it maintain a loan’s servicing rights at disposition. REO dispositions include all of the supervisory and administrative processes of preparing a foreclosed asset for sale.

Contingencies and Commitments
The allowance for loan losses is based on estimates, primarily on the borrower’s payment record and the Company’s loan, lien position and the fair value of the real property securing the loan. The Company analyzes the anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of priority liens, costs of disposition, the face amount of the Company’s mortgage loan and accrued interest receivable. As of December 31, 2009 and 2008, the Company reserved an allowance for loan losses of $310,000 and $720,000, respectively.

Allowances for doubtful accounts are estimated reserves for the collectability of other receivables. As of December 31, 2009 and 2008, the Company reserved an allowance for doubtful accounts of $453,974 and $550,808, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenues for the year ended December 31, 2009 decreased to $388,581 as compared to $656,578 for 2008.  During 2009, interest income declined $399,033 due to ELC’s smaller loan portfolio as well as lower interest yields. During 2009, the Company earned $137,931 in rental income from REO held for investment. Due to the suspension of mortgage banking operations in 2006, there was no loan origination income and service release premiums in 2009 and 2008.

Expenses for the year ended December 31, 2009 increased to $3,724,229 as compared to $1,426,119 for the previous year. The increase in 2009 compared to 2008 is primarily due to expenses of real estate owned of $2,605,018, of which $2,269,128 was recognized from impairments. A decrease of $239,436 from $404,230 to $164,794 in the provision for loan losses and a decrease of $102,118 from $126,287 to $24,169 in interest expense on loans partially offset this increase.

During 2009, there was a gain from the retirement of debt of $400,000 and a net gain of $167,054 from marketable securities. During 2008, there was a gain from real estate owned of $168,240 and a net loss of $18,417 from marketable securities.

Net Loss for the year ended December 31, 2009 was $2,768,594. Net Loss for the year ended December 31, 2008 was $619,718.

At year ended December 31, 2009, the Company’s mortgage notes receivable balance was $2,770,211 less than the mortgage notes receivable balance for the year ended December 31, 2008.  At year ended December 31, 2008, the real estate owned balance was $3,704,364 greater than the year ended December 31, 2007 balance.

LIQUIDITY AND CAPITAL RESOURCES

The monetization of REO assets is the most significant source of liquidity for the Company in 2010. Management believes that existing cash balances, the cash flow from operations, the mortgage loans that are paid off, the net proceeds of REO sales, additional credit facilities that may be obtained during 2010 and the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company’s businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2009

As of January 1, 2009, the Trust had $1,974,687 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2009 were $227,944. The following summarizes the changes in net cash used in operating activities, net cash provided by investing activities and net cash used in financing activities.

The Trust’s liquidity decreased in 2009. The principal source of the Trust’s liquidity was from investing activities and the primary use of cash was operating and financing activities.

Net cash used in operating activities during the year ended December 31, 2009 was $283,469. A change in accounts receivable provided $209,476 and a change in other liabilities provided $181,658. There were other adjustments that did not use cash but are reported in the statements of cash flows.

13

Net cash of $206,243 was provided by investing activities.  Decreased mortgage notes receivable provided $200,112, marketable securities provided net cash of $78,031 and investments in real estate owned used $71,900.

Net cash used in financing activities during the year ended December 31, 2009 was $1,669,517.  Paying down bank lines of credit of $1,605,184 and treasury stock purchases of $65,786 were the uses of cash from financing activities.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2008

As of January 1, 2008, the Trust had $962,190 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2008 were $1,974,687. The following summarizes the changes in net cash used in operating activities, net cash provided by investing activities and net cash used in financing activities.

The Trust’s liquidity increased in 2008. The principal source of the Trust’s increased liquidity was from investing activities.   The primary use of cash was operating and financing activities.

Net cash used in operating activities during the year ended December 31, 2008 was $773,872. The change in accounts receivable of $123,133 was the primary source of cash. A net loss of $619,718 and the change in other liabilities of $453,566 were the primary uses of cash. There were other adjustments that did not use cash but are reported in the statements of cash flows.

Net cash of $3,485,154 was provided by investing activities.  Decreased mortgage notes receivable provided $1,352,345 and the sale of real estate owned provided $2,378,334 while investment in real estate owned used $128,927 and investments in marketable securities used $116,598.

Net cash used in financing activities during the year ended December 31, 2008 was $1,698,785.  Paying down bank lines of credit of $1,636,644 and treasury stock purchases of $62,141 were the uses of cash from financing activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign exchange rates, commodity prices, and equity prices. The Company’s primary market risks are interest rate risk and credit risk of the Mortgage Investment Business.

Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust’s portfolio. The majority of the Company’s assets are fixed-rate loans. The Company’s loans are valued on the December 31, 2009 balance sheet at the lower of cost or fair value, if impaired.

As U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the Company’s assets are decreased, the market value of its mortgage loans may increase. Conversely, as U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the Company’s assets is increased, the market value of its mortgage loans may decline.  Changes in the level of the U.S. Treasury yield curve can also affect, among other things, the prepayment assumptions used to value certain loans. In addition, changes in the general level of the United States Prime Rate can affect the Company’s net interest income. The majority of the Trust’s liabilities are floating rate based on a spread over the daily 1 Month London Inter Bank Offered Rate (“LIBOR”). As the level of LIBOR increases or decreases, the Company’s interest expense will move in the same direction.

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

All loans are subject to a certain probability of default and foreclosure. An increase in the Company’s default rates may reduce the book value of the Company’s assets, earnings and cash flow available to fund operations or pay dividends. The Company manages credit risk through the underwriting process, limiting loans in the mortgage investment portfolio (including the maximum deferral of interest), establishing loss assumptions and carefully monitoring loan performance. Nevertheless, the Company assumes that a certain portion of its loan originations will default and adjusts the allowance for loan losses based on that assumption.

Concentration Risk. Concentration risk is the exposure to loss associated with declines in assets that are geographically homogenous. As 90% of the Company’s real estate is located in California, the Company is subject to economic risks associated with their physical concentration within the state of California as well as risks associated with the state’s economy.

Asset and Liability Management
Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management’s strategy is to approximately match the term of the mortgage investment portfolio’s liabilities to the portfolio’s adjusted weighted average maturity (31 months).

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

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated Financial Statements and their accompanying notes are presented with the Independent Registered Public Accounting Firm’s Report in Appendix F. The unaudited 2009 and 2008 fourth quarter statements of operation is presented on page 21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 11, 2009, Rothstein Kass (“RK”) resigned as the independent registered public accounting firm the Company for the fiscal year ending December 31, 2008. RK’s audit reports on the Company’s consolidated financials for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2008 and 2007 and in the subsequent interim period through May 11, 2009, there were no disagreements between the Company and RK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of RK, would have caused RK to make reference to the subject matter of the disagreement in their report on the financial statement for such years and there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee of the Company approved Armanino McKenna LLP (“AM”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The Company’s Audit Committee reviewed auditor independence and concluded that there is nothing to impair the independence of AM. During the fiscal years ended December 31, 2008 and 2007, respectively, and in the subsequent interim period through May 11, 2009, neither the Company nor anyone acting on its behalf has consulted with AM on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management has concluded that our disclosures controls and procedures as of the end of the period covered by this report are effective.  Effective disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations for the period of time covered by this report.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with the authorization of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting is effective as of December 31, 2009.

Our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, has maintained internal procedures to continually improve the effectiveness of the Company’s internal control over financial reporting.  Based on these procedures, which includes the participation of the Chief Executive Officer and Principal Accounting Officer, our management expects that our internal control over financial reporting will continue to be effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2010 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.

AUDIT COMMITTEE – FINANCIAL EXPERTS
Certain information required by this Item is incorporated herein by reference to the section entitled “Report of the Audit Committee” in the Proxy Statement. The board of directors has determined that Mr. James L. Grainer is an “audit committee financial expert” and “independent” as defined under applicable SEC and exchange rules.

EXECUTIVE OFFICERS
The information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Proxy Statement.

The Company’s “Code of Ethics” applies to all employees and officers. A copy of the Code of Ethics is posted at www.caitreit.com. Any amendment or waiver granted to a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, shall be fully disclosed on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance – The information required by this Item is incorporated herein by reference to the section entitled “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

The following financial statements of the Company included in Appendix F are incorporated by reference in Item 8 of this report:

(b)           Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts
Schedule IV – Mortgage Loans on Real Estate

(c)           Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation and Amendment No. 1 (1)
3.2	Bylaws of the Registrant (1)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
4.1	Form of Stock Certificate of Common Shares of the Registrant (2)
10.2	Form of Indemnity Agreement between the Registrant and its Directors and Officers (1)
24.7	Power of Attorney of Richard J. Wrensen (4)
31.1	Sarbanes Certification of Richard J Wrensen
31.2	Sarbanes Certification of Andrea Barney
32.1	Sarbanes Certification

(1)	These exhibits were previously contained in Registrant’s Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

(2)
These exhibits were previously contained in Amendment No. 1 to the Registrant’s Registration Statement filed on Form S-11 with the Commission on January 15, 1997, and are incorporated by reference herein.

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and are incorporated by reference herein.

(d)           Reports on Form 8-K

Form 8-K was filed on:
•	November 13, 2009 due to the press release regarding earnings for the third quarter of 2009.

(e)           Miscellaneous Exhibits

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 14, 2010
Eastern Light Capital, Incorporated
By:	/s/ Richard J. Wrensen	By:	/s/ Andrea Barney
	Richard J. Wrensen		Andrea Barney
	Chairman and Chief Executive Officer		Principal Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard J. Wrensen	Dated: April 14, 2010
Richard J. Wrensen
Chairman, Chief Executive Officer President and Chief Financial Officer
/s/ James L. Grainer	Dated: April 14, 2010
James L. Grainer
Director
/s/ Alan R. Jones	Dated: April 14, 2010
Alan R. Jones
Director

/s/ Ace J. Blackburn	Dated: April 14, 2010
Ace J. Blackburn
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastern Light Capital, Incorporated:

We have audited the accompanying consolidated balance sheet of Eastern Light Capital, Incorporated and subsidiary (the “Company”), as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/    Armanino McKenna LLP

San Francisco, California
April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastern Light Capital, Incorporated:

We have audited the accompanying consolidated balance sheet of Eastern Light Capital, Incorporated and subsidiary (the “Company”), as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and the consolidated results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/    Rothstein, Kass & Company, P.C.

Roseland, New Jersey
April 15, 2009

EASTERN LIGHT CAPITAL, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009		2008
ASSETS
Cash and cash equivalents		$227,944	$1,974,687
Marketable securities		147	213,839
Accounts receivable		524,717	734,193
Allowance for doubtful accounts		(453,974)	(550,808)
Net accounts receivable		70,743	183,385
Notes receivable:
Mortgage notes receivable		2,690,737	5,460,948
Allowance for loan losses		(310,000)	(720,000)
Net notes receivable		2,380,737	4,740,948
Real estate owned, net		6,714,174	5,086,781
Other assets (net of accumulated depreciation of $14,833 and $3,070)		37,987	30,157

Total assets		$9,431,732	$12,229,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Bank loans payable	$	---	$2,005,184
Senior debt		4,487,940	2,631,696
Other liabilities		232,032	50,374
Total liabilities		4,719,972	4,687,254

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized; 213,820 shares issued and outstanding at December 31, 2009 and 2008		2,138	2,138
Additional paid in capital - preferred stock		5,509,728	5,509,728
Less treasury stock: 16,919 preferred shares at December 31, 2009 and 2008 at cost		(229,179)	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized; 500,432 and 500,032 shares issued and outstanding at December 31, 2009 and 2008		5,005	5,000
Additional paid in capital - common stock		9,408,747	9,404,245
Less treasury stock: 148,550 and 133,500 common shares at December 31, 2009 and 2008 at cost		(1,827,698)	(1,761,912)
Accumulated other comprehensive income (loss)		(576)	334
Accumulated deficit		(8,156,405)	(5,387,811)

Total stockholders’ equity		4,711,760	7,542,543

Total liabilities and stockholders’ equity		$9,431,732	$12,229,797

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009		2008
REVENUES
Interest income		$220,632		$613,665
Rental income		137,931		---
Other income		30,018		42,913
Total revenues		388,581		656,578

EXPENSES
Interest expense on loans		24,169		126,287
Provision for loan losses		164,794		404,230
Provision for (recovery of) doubtful accounts		17,297		(62,599)
Expenses of real estate owned		335,890		272,237
Impairment of real estate owned		2,269,128		---
Wages and benefits		458,046		385,396
Non-income taxes		39,204		37,934
General and administrative		415,701		262,634
Total expenses		3,724,229		1,426,119

LOSS FROM OPERATIONS		(3,335,648)		(769,541)
OTHER INCOME (EXPENSE)
Gain from retirement of debt		400,000		---
Gain (loss) on sale of real estate owned		---		168,240
Gain (loss) on securities transaction		37,195		(61,281)
Gain on investments		129,859		42,864
Other income, net		567,054		149,823

NET LOSS		$(2,768,594)		$(619,718)

PREFERRED DIVIDENDS		---		---

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS		$(2,768,594)		$(619,718)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED		$(7.73)		$(1.64)

NET LOSS PER PREFERRED SHARE, BASIC AND DILUTED	$	---	$	---

DIVIDENDS PAID PER PREFERRED SHARE	$	---	$	---

DIVIDENDS PAID PER COMMON SHARE	$	---	$	---

WEIGHTED COMMON SHARES, BASIC AND DILUTED		358,250		377,014

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Preferred Shares	Preferred Stock	Preferred Additional Paid in Capital	Common Shares	Common Stock	Common Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss

BALANCE, JANUARY 1, 2008	196,901	$2,138	$5,509,728	380,532	$5,000	$9,394,577	$(1,928,950)	$(385)	$(4,768,093)	$8,214,015
Acquisition of treasury stock	-	-	-	(14,000)	-	-	(62,141)	-	-	(62,141)
Net loss	-	-	-	-	-	-	-	-	(619,718)	(619,718)	(619,718)
Issuance of common stock options	-	-	-	-	-	9,668	-	-	-	9,668	---
Unrealized gain	-	-	-	-	-	-	-	719	-	719	719
											$(618,999)
BALANCE, DECEMBER 31, 2008	196,901	2,138	5,509,728	366,532	5,000	9,404,245	(1,991,091)	334	(5,387,811)	7,542,543
Acquisition of treasury stock	-	-	-	(15,050)	-	-	(65,786)	-	-	(65,786)
Net loss	-	-	-	-	-	-	-	-	(2,768,594)	(2,768,594)	(2,768,594)
Re-issuance of common stock options	-	-	-	400	5	4,502	-	-	-	4,507	---
Unrealized loss	-	-	-	-	-	-	-	(910)	-	(910)	(910)
											$(2,769,504)
BALANCE, DECEMBER 31, 2009	196,901	$2,138	$5,509,728	351,882	$5,005	$9,408,747	$(2,056,877)	$(576)	$(8,156,405)	$4,711,760

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,768,594)		$(619,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,581		---
Gain from retirement of debt	(400,000)		---
Stock-based compensation expense	3,054		9,668
Provision for loan losses	164,794		404,230
Change in allowance for doubtful accounts	(96,834)		(62,599)
Gain (loss) on marketable securities	114,098		(36,937)
Impairment loss in real estate owned	2,269,128		---
Gain on sale of real estate	---		(168,240)
Change in accounts receivable	209,476		123,133
Change in other assets, net	(7,830)		30,157
Change in other liabilities, net	181,658		(453,566)
Net cash used in operating activities	(283,469)		(773,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (investment in) marketable securities	78,031		(116,598)
Proceeds from real estate owned	---		2,378,334
Capital improvements on real estate owned	(71,900)		(128,927)
Principal collected on mortgage notes receivable	200,112		1,352,345
Net cash provided by investing activities	206,243		3,485,154

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for bank loans, net	(1,605,184)		(1,636,644)
Purchase of treasury stock, common shares	(65,786)		(62,141)
Issuance of Common Stock	1,453		---
Net cash used in financing activities	(1,669,517)		(1,698,785)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,746,743)		1,012,497
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,974,687		962,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$227,944		$1,974,687

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$29,353		$142,463
Cash paid for taxes	$12,940		$22,621

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$2,570,099		$4,331,072
Assumption of senior debt upon foreclosure	$1,856,244		$2,631,696
Writeoffs of uncollectable mortgage notes receivable	$574,794	$	---

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

1.	Organization

References to the “Company” refer to Eastern Light Capital, Incorporated (the “Trust”) – a Real Estate Investment Trust (“REIT”) – and its subsidiary WrenCap Funding Corporation (“WCFC”), collectively.  The Trust was incorporated in Delaware on December 12, 1995. On July 2, 2008, the Trust – formerly known as Capital Alliance Income Trust, Ltd – was renamed Eastern Light Capital, Incorporated.

On April 15, 1997 the Trust formed, a taxable REIT subsidiary, Capital Alliance Funding Corporation (“CAFC”). On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC’s common and preferred shares and the Trust and WCFC are consolidated in the Company’s financial statements. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (the “Former Manager”, “CAAI”). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

2.	Liquidity

Management has examined the Company’s 2010 cash requirements and believes that existing cash balances, the cash flows from operations, mortgage loans that may be prepaid, additional credit facilities that may be obtained, the sale of investment mortgages and most importantly, the monetization of real estate owned, will be sufficient to meet the Company’s operating requirements through December 31, 2010.

3.	Summary of significant accounting policies

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

Use of estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates are the allowance for loan losses and the valuation of real estate owned.

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

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

3.	Summary of significant accounting policies (continued)

Marketable securities.  Marketable securities are classified as either trading or available-for-sale. Trading securities represent investments in exchange listed securities that are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities represent investments in exchange listed securities which the Trust intends to hold for an indefinite period of time.

Allowance for doubtful accounts. Management reviews its accounts receivable periodically and the Company has established an allowance for receivables that may not be collectible. Management exercises judgment in establishing the allowance and the Company’s actual losses may differ from the estimate.

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

The Company determines the fair values of its assets and liabilities based on the fair value hierarchy established in ASC Topic 820.  The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3).  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk).  Unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.

Mortgage Notes Receivable. Mortgage notes receivable are carried at their origination value less any amortized principal. Management regularly reviews the asset securing the mortgage as well as the borrower’s payment history and ability to repay the mortgage.

Real estate owned.  Real estate owned results from foreclosure of mortgage notes receivable and at time of foreclosure is recorded at the lower of carrying amount plus any senior indebtedness or fair value of the property minus estimated costs to sell. Management may elect to lease foreclosed real estate owned in lieu of immediately marketing it for sale. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and adjusted to fair value if a decline has occurred. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned and are included in the consolidated statements of operations. Depreciation is taken on the leased real estate owned.

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

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

3.	Summary of significant accounting policies (continued)

Allowance for loan loss reserve.  Management reviews its loan loss provision regularly and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio.  A provision for loan losses is based on management’s evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, general economic conditions, the fair value of underlying collateral, past loan loss experience, borrower economic resources, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company’s actual losses may differ from the estimate.   Notes receivable deemed uncollectible are written off.  The Company does not accrue interest income on impaired loans.

Concentration of credit risk.  The Company holds numerous mortgage notes receivable.  These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. As of December 31, 2009 and 2008, three loans representing approximately 14% and 10%, respectively, of the loan portfolio are deeds of trust on residential properties not in California.

Stock-Based Compensation. The Company measures the cost of a recipient’s services received in exchange for an award of an equity instrument based on the award's fair value on the grant date and recognizes the cost over the period during which the recipient is required to provide service in exchange for the award, generally the vesting period. No compensation costs are recognized for equity instruments for which the recipient do not render the requisite service. For the year ended December 31, 2009, no option awards were issued.  For the year ended December 31, 2008, 84,655 options were re-issued. As the options were re-issued, no further disclosure is required pursuant to ASC Topic 718.

Earnings Per Share. The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. At December 31, 2009, options to purchase 24,374 shares of common stock are not considered in the diluted earnings per share calculation due to anti-dilution. This is disclosed in Note 14.

Taxes.  The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income.  During 2009 and 2008, the Company expensed $9,604 and $14,990, respectively, for payment of such taxes. During 2005, 2006, 2007 and 2008, the Company incurred taxable losses, also known as Net Operating Losses (“NOL”).  NOL’s may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance.  The Internal Revenue Service waives mandatory dividend payments until prior year’s allowable NOLs are recovered. As of December 31, 2009, the Company’s cumulative NOL is undetermined, but is expected to increase.  As of December 31, 2008, the Company had cumulative federal NOLs of approximately $2,351,813.

Reclassifications.  Certain 2008 amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no effect on reported net income or earnings per share.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

3.	Summary of significant accounting policies (continued)

Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 107-1 (ASC 825) and APB 28-1 (ASC 825), Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the company’s disclosures.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of these releases did not have a material impact on the company’s financial condition and results of operation.  These releases, along with SFAS 157, FSP 157-1 and FSP 157-2 are now included in ASC 820.

4.	Marketable securities

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the years ended December 31, 2009 and 2008, the loss and gain in accumulated other comprehensive income was $910 and $719, respectively. Trading securities are reported at fair value with unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of December 31, 2009 and 2008, the trading securities account balance was $0 and $205,870, respectively. As of December 31, 2009 and 2008, the available for sale securities account balance was $147 and $7,969, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of December 31, 2009 and 2008, the trading securities account had no borrowings while the available-for-sale securities account also had no borrowings. The interest in the available-for-sale margin account is charged at an annual rate of Prime and 4.00% and is payable monthly. As of December 31, 2009 and 2008, interest of $6,425 and $0, respectively was charged and is reported in the statements of operations.

5.	Accounts receivable

Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of December 31, 2009 and 2008, accrued interest, other amounts due from borrowers and the custodial account receivable were $524,717 and $734,193, respectively. As of December 31, 2009 and 2008, Management believes that an allowance for doubtful accounts of $453,974 and $550,808, respectively, is adequate protection against the collectability of the receivables as well as the costs associated with possible legal action. During 2009 and 2008, the Company reserved $17,297 and $0, which is reported in the statements of operations.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

6.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Balance, beginning of year
Additions:	$5,460,948	$11,144,365
Originations	---	---
Deductions:
Collections of principal	(53,252)	(89,949)
Repayments	(146,860)	(1,262,396)
Sales	---	---
Write-offs of uncollectible principal	---	---
Foreclosures, net of reserve	(2,570,099)	(4,331,072)
Balance, end of year	$2,690,737	$5,460,948

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

In 2009, the terms of certain mortgage notes receivable were modified. These changes did not require the Company to recognize additional income or expense. As of December 31, 2009, the Company had one loan with a carrying value of $302,709 which is considered to be impaired. Management has reviewed this loan and has reserved a loan loss allowance sufficient enough to absorb any and all losses as a result of foreclosure.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

6.	Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at December 31, 2009:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	11.50%	10/01/10	$7,187	First	$750,000	$750,000	$750,000
Loans from $400,000-$499,999	---	---			---	---	---
Loans from $300,000-$399,999	6.25%	13 to 128 months			674,200	631,552	302,709
Loans from $200,000-$299,999	6.38% to 13.50%	2 to 297 months			1,167,243	1,045,718	---
Loans from $100,000- 199,999	---	---			---	---	---
Loans up to $99,999	7.00% to 17.75%	10 to160 months			449,677	263,467	12,275
Total Mortgage Notes Receivable at December 31, 2009					$3,041,120	$2,690,737	$1,064,984

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of December 31, 2009, there were three (3) loans totaling $1,064,984 of principal and $5,016 of interest that were 61 to 180 days delinquent on interest payments. Two loans totaling $314,984 of principal and $1,578 of interest were delinquent for over 180 days. Except for one loan which has been fully reserved, Management believes that the fair value (estimated selling price less cost to dispose) of the delinquent loan’s collateral is equal to or greater than the carrying value of the loan including accrued interest.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

6.	Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at December 31, 2008:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	9.50%	10/01/08	$7,813	Second	$1,500,000	$1,500,000	$1,500,000
	11.50%	10/01/10	7,187	First	750,000	750,000	---
Loans from $400,000-$499,999	12.00% to 12.75%	16 to 23 months			905,000	904,998	904,999
Loans from $300,000-$399,999	6.38% to 7.50%	25 to 309 months			1,381,443	1,257,562	---
Loans from $200,000-$299,999	12.00% to 13.50%	8 to 37 months			460,000	458,752	---
Loans from $100,000- 199,999	7.75% to 11.00%	8 to 295 months			337,038	259,762	109,259
Loans up to $99,999	7.00% to 17.75%	22 to 203 months			505,676	329,874	71,517
Total Mortgage Notes Receivable at December 31, 2008					$5,839,157	$5,460,948	$2,585,774

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of December 31, 2008, there were eight (8) loans totaling $3,353,673 of principal and $85,482 of interest that were 61 to 180 days delinquent on interest payments. There were six loans that were delinquent for over 180 days.  Management has reviewed all of the delinquent loans and believes that the fair value (estimated selling price less cost to dispose) of the collateral is equal to or greater than the carrying value of the loan including any accrued interest.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

7.	Allowance for loan losses

The allowance for loan losses is based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent.  Management believes a $310,000 and $720,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of December 31, 2009 and 2008, respectively. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Provision for loan losses	$164,794	$404,230
Write-offs of uncollectible loans (net)	(574,794)	(1,839,230)
Total adjustments to allowance	(410,000)	(1,435,000)
Balance, beginning of year	720,000	2,155,000
Balance, end of year	$310,000	$720,000

8.	Real estate owned

As of January 1, 2008, the Company owned three properties. During 2008, the company foreclosed on eight properties, sold four properties, wrote off one property and one property reverted to the senior lien holder. Two of the foreclosed properties had senior liens in the amounts of $1,998,377 and $633,319. During 2009, the company foreclosed on four properties. Three of the foreclosed properties had senior liens in the amounts of $950,000, $714,814, and $191,430. As of December 31, 2009, the Company owned nine properties. As of December 31, 2009 and 2008, the senior mortgage’s principal balances were $4,487,940 and $2,631,696, respectively. Management may elect to lease real estate assets in lieu of immediately marketing real estate owned assets for sale.

A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2009 and 2008:

	2009	2008
Balance, beginning of year	$5,086,781	$1,804,826
Additions:
Foreclosed mortgage notes, net of reserve (non-cash)	4,135,468	7,190,041
Investments	71,900	128,928
Deductions:
Repayment of senior debt	---	---
Write-downs of property (non-cash)	(2,269,128)	(580,000)
Proceeds from sale of real estate owned (net of closing costs)	---	(3,315,605)
Depreciation	(47,581)	---
Deferred carrying costs	(263,266)	(141,409)
Balance, as reported in Consolidated Balance Sheet	$6,714,174	$5,086,781

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

9.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2009:

	2009	Level 1	Level 2	Level 3
Asset:
Marketable securities – Available for sale	$147	$147	---	---
Mortgage notes receivable (non-recurring)	$302,709	---	$302,709	---
Real estate owned (non-recurring)	$2,821,279	---	---	$2,821,279
Total	$2,124,135	$147	$302,709	$2,821,279

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2008:

	2008	Level 1	Level 2		Level 3
Asset:
Marketable securities – Available for sale	$213,839	$213,839		---		---
Mortgage notes receivable (non-recurring)	---	---		---		---
Real estate owned (non-recurring)	---	---		---		---
Total	$213,839	$213,839	$	---	$	---

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

Line of credit and loan commitments.  The carrying amount equals fair value.  All amounts, including interest payable, are subject to immediate repayment.

10.	Bank loans payable

During the second quarter of 2009, the Company recognized a $400,000 gain on the disposition of previously issued debt. The Company had borrowed $2,000,000 from a lender that was seized by the Federal Deposit Insurance Company. The borrowing was satisfied for $1,600,000. The gain of $400,000 is reported in the consolidated statements of operations.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

11.	Related party transactions

During 2007, Mr. Wrensen independently engaged legal counsel on a shareholder matter. Subsequently, the Board approved the expenditure and as of December 31, 2007, the Company accrued a legal expense of $13,264 which was paid in 2008.

On March 8, 2008, Thomas B. Swartz, a Non-Independent Director, resigned from the Trust’s Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until their scheduled maturity or June 3, 2009, whichever date occurred earlier. The options expired unexercised.

12.	Preferred, common and treasury stock

The Preferred Shareholders are entitled to a dividend preference in an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month in which a dividend was declared). The annualized return is the lesser of: (a) 10.25%, (b) 1.50 % over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors. The preferred dividend preference is non-cumulative.

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

As of January 1, 2008, the Trust’s net Preferred Stock balance was 196,901. During 2008 and 2009, no Preferred Stock shares were purchased. As of December 31, 2009, the Trust’s net Preferred Stock balance was 196,901.

As of January 1, 2008, the Trust’s net Common Stock balance was 380,532. During 2008, the Trust’s cumulative Common Stock purchases totaled 14,000 shares and 84,655 options were re-awarded. As December 31, 2008, the Trust’s net Common Stock balance was 366,532. During 2009, the Trust’s cumulative Common Stock purchases totaled 15,050 shares and 400 shares were exercised. As of December 31, 2009, the Trust’s net Common Stock shares outstanding were 351,882.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

13.	Common stock options

The 1998 Incentive Stock Option Plan (“Plan”) adopted by the Board of Directors and approved by stockholders, provide qualified and non-qualified Common Stock options for the purchase of 247,500 Common Shares of the Trust.  Company officers, employees, agents, contractors and Directors of the board are the eligible recipients of the options. The options may have a term of up to 10 years with a first exercise date generally within twelve (12) months after the date of the grant.  Under the terms of the Plan, the exercise price of each option cannot be less than 100% of the Common Shares closing stock price on the date of grant. In February of 2008, the Board of Directors approved the reissuance of 84,655 options at 110% of the Common Shares closing stock price. The Plan expired on April 16, 2008. Therefore, the Company can no longer re-issue or re-price the outstanding options.

The activity in the Plan for the years ended December 31, 2009 and 2008 are as follows:

	Options	Weighted average exercise price
Outstanding at January 1, 2008	118,260	$10.64
Granted	84,655	$3.63
Exercised	---	---
Forfeited	(56,820)	$(13.50)
Outstanding at December 31, 2008	146,095	$5.90
Granted	---	---
Exercised	(400)	$(3.63)
Forfeited	(37,066)	$(9.00)
Outstanding at December 31, 2009	108,629	$4.85
Outstanding options exercisable as of
January 1, 2008	118,260	$10.64
December 31, 2008	146,095	$5.90
December 31, 2009	108,629	$4.85

The following table summarizes information with respect to stock options outstanding at December 31, 2009:

	Options outstanding
Range of exercise prices	Number of shares	Weighted-average remaining contractual life (years)	Weighted- average exercise price
$3.63	84,255	7.88	$3.63
$9.00 - $9.06	24,374	0.58	$9.03
	108,629	4.65	$4.85

14.	Earnings per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, options to purchase 24,374 and 61,440 shares of common stock are not considered in the diluted earnings per share calculation due to anti-dilution, respectively.

Numerator:	2009	2008
Net loss	$(2,768,594)	$(619,718)
Preferred dividends attributable to income	---	---
Numerator for basic and diluted Earnings per share Net loss available to common stockholders	$(2,768,594)	$(619,718)
Denominator:
Basic weighted average shares	358,250	377,014
Dilutive effect of options	---	---
Diluted weighted average shares	358,250	377,014
Basic loss per common share	$(7.73)	$(1.64)
Diluted loss per common share	$(7.73)	$(1.64)

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

15.	Selected quarterly financial data – unaudited

Selected quarterly financial data by quarter for the year ended December 31, 2009:

	Total	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Revenue	$388,581	$67,238	$114,385	$128,185	$78,773
Gain (loss) from other items	567,054	29 410	14,164	243,552	279,928
Net income (loss)	(2,768,594)	(2,372,458)	(470,602)	45,958	25,508
Preferred dividends	---	---	---	---	---
Net loss applicable to common stockholders	$(2,768,594)	$(2,372,458)	$(470,602)	$45,958	$28,508
Gain (loss) per share, basic and diluted	$(7.73)	$(6.60)	$(1.33)	$0.12	$0.08

Selected quarterly financial data by quarter for the year ended December 31, 2008:

	Total	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Revenue	$656,578	$131,337	$159,187	$125,048	$241,610
Gain (loss) from other items	149,823	84,101	30,225	(13,438)	48,935
Net income (loss)	(619,718)	(636,328)	5,244	2,098	9,268
Preferred dividends	---	---	---	---	---
Net loss applicable to common stockholders	$(619,718)	$(636,328)	$5,244	$2,098	$9,268
Gain (loss) per share, basic and diluted	$(1.64)	$(1.68)	$0.01	$0.01	$0.02

16.	Contingencies

The Company is involved in three legal proceeding as of December 31, 2009, of which two were resolved in the first quarter of 2010.

On April 14, 2006, CAIT and CAFC were served a summons alleging that the Company was involved with misleading a former mortgage holder. Upon the satisfaction of their mortgage claim from the proceeds of a Company provided mortgage, the former mortgage holder released their escrow settlement to the new purchaser without re-recording their subordinate mortgage claim. On July 14, 2006, the property was sold at a Trustee sale and the Company’s loan was paid in full. The former mortgage holder’s unrecorded claim was not satisfied at the aforementioned Trustee sale. The case was resolved in the first quarter of 2010.

On November 1, 2007, CAFC was served a summons dated September 5, 2007 from a former borrower alleging that the Company assisted the replacement lender to unlawfully and illegally foreclose on the former borrower’s property. The case was resolved in the first quarter of 2010.

In March 2008, CAIT was named as a defendant in a complaint alleging breach of contract, fraud and negligence relating to two foreclosed properties. The Company believes the former mortgage holder’s action is without merit and is seeking dismissal.

EASTERN LIGHT CAPITAL, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

17.	Wages and Benefits

Every January 1, full time employees with at least 12 months of full time employment qualify for a Company sponsored Simple IRA. Employee contributions are governed by Internal Revenue Code limitations. The Company may contribute up to 3.0% of the employee’s annual compensation, but not in excess of the lesser of the employee’s contribution or the maximum IRS employer’s contribution. Employer contributions vest upon funding.

18.	Subsequent Events

On March 26, 2010, the Company obtained a shareholder loan in the amount of $50,000. The loan has an interest rate of 9.99%, is repayable at any time and has a term of 55 days. The loan is collateralized by real estate owned.

On April 5, 2010, the Company sold an asset classified as real estate owned. The Company received net proceeds of $87,750 and recorded a loss of $8,529 which shall be recognized in the first quarter of 2010.

EASTERN LIGHT CAPITAL, INC.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Year	Costs and Expenses		Deductions	Balance End of Year

Allowance for Loan Losses	$720,000		$164,794	$(574,794)	$310,000

Allowance for Doubtful Accounts	$550,808	$	---	$(98,834)	$453,974

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal

Individual loans greater than $499,999:	11.50%	10/01/10	$7,187	First	$750,000	$750,000	$750,000
Loans from $400,000-$499,999	---	---			---	---	---
Loans from $300,000-$399,999	6.25%	13 to 128 months			674,200	631,552	302,709
Loans from $200,000-$299,999	6.38% to 13.50%	2 to 297 months			1,167,243	1,045,718	---
Loans from $100,000- 199,999	---	---			---	---	---
Loans up to $99,999	7.00% to 17.75%	10 to160 months			449,677	263,467	12,275
Total Mortgage Notes Receivable at December 31, 2009					$3,041,120	$2,690,737	$1,064,984

Description	Balance Beginning of Year	Originations		Collections of Principal	Repayments	Sales		Write-offs		Foreclosures (net of reserve)	Balance End of Year

Mortgage Notes Receivable	$5,460,948	$	---	$(53,252)	$(146,860)	$	---	$	---	$(2,570,099)	$2,690,737