Form 10-Q
period 2010-03-31
EASTERN LIGHT CAPITAL, INC.
filed 2010-05-24
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐   No  ☒ .

As of March 31, 2010, the registrant has approximately 351,482 shares of common stock outstanding.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Operations	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4-9

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-13

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4	CONTROLS AND PROCEDURES	13

	PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	13

ITEM 1A	RISK FACTORS	14

ITEM 1B	UNRESOLVED STAFF COMMENTS	14
ITEM 2	CHANGES IN SECURITIES	14

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	14

ITEM 5	OTHER INFORMATION	14

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	14-15

	SIGNATURES	16

	CERTIFICATIONS

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$19,936	$227,944
Marketable securities	167	147
Accounts receivable	523,081	524,717
Allowance for doubtful accounts	(453,974)	(453,974)
Net accounts receivable	69,107	70,743
Notes receivable:
Mortgage notes receivable	2,680,498	2,690,737
Allowance for loan losses	(320,000)	(310,000)
Net notes receivable	2,360,498	2,380,737
Real estate owned	6,668,792	6,714,174
Other assets	35,017	37,987

Total assets	$9,153,517	$9,431,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Senior debt	4,537,940	4,487,940
Other liabilities	163,648	232,032
Total liabilities	4,701,588	4,719,972

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;	2,138	2,138
213,820 shares issued and outstanding at March 31, 2010
and December 31, 2009
Additional paid in capital - preferred stock	5,509,728	5,509,728
Less treasury stock: 16,919 preferred shares at
March 31, 2010 and December 31, 2009 at cost	(229,179)	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized;	5,005	5,005
500,432 shares issued and outstanding at March 31, 2010
and December 31, 2009
Additional paid in capital - common stock	9,415,696	9,408,747
Less treasury stock: 148,950 and 148,550 common shares at
March 31, 2010 and December 31, 2009 at cost	(1,829,141)	(1,827,698)
Accumulated other comprehensive income	(556)	(576)
Accumulated deficit	(8,421,762)	(8,156,405)

Total stockholders’ equity	4,451,929	4,711,760

Total liabilities and stockholders’ equity	$9,153,517	$9,431,732

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31
	2010		2009
REVENUES
Interest income		$31,167		$47,065
Rental income		17,350		30,781
Other income		255		927
Total revenues		48,772		78,773

EXPENSES
Interest expense on loans		---		12,606
Provision for loan losses		10,000		4,297
Provision for (recovery of) doubtful accounts		---		8,235
Expenses of real estate owned		43,714		68,444
Impairment of real estate owned		57,645		---
Wages and salaries		94,463		107,466
Non-income taxes		1,750		12,276
General and administrative		70,426		116,869
Total expenses		277,998		330,193

LOSS FROM OPERATIONS		(229,226)		(251,420)

Gain (loss) on sale of real estate owned		---		2
Gain (loss) on securities transactions		(36,131)		246,555
Gain (loss) on investments		---		33,371
Total other income, net		(36,131)		279,928

NET INCOME (LOSS)		$(265,357)		$28,508

PREFERRED DIVIDENDS		---		---

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS		$(265,357)		$28,508

NET INCOME (LOSS) PER COMMON SHARE - BASIC		$(0.76)		$0.08

NET INCOME (LOSS) PER COMMON SHARE - DILUTED		$(0.76)		$0.08

DIVIDENDS PAID PER PREFERRED SHARE	$	---	$	---

DIVIDENDS PAID PER COMMON SHARE	$	---	$	---

BASIC COMMON SHARES		351,315		366,207

DILUTED COMMON SHARES		351,315		373,643

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)		$(265,357)	$28,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		11,895	11,896
Deferred carrying costs		(12,143)	---
Stock-based compensation expense		6,949	1,449
Provision for loan losses		10,000	4,297
Change in allowance for doubtful accounts		---	(13,217)
Impairment of real estate owned		57,645	---
Realized gain on sale of marketable securities		---	(279,926)
Change in accounts receivable		1,636	(8,717)
Change in other assets		2,970	(13,000)
Change in in other liabilities		(68,384)	771,791
Net cash provided by (used in) operating activities		(254,789)	503,081

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (investment in) marketable securities		---	(2,104,547)
Proceeds from real estate owned		---	(37,448)
Capital improvements on real estate owned		(12,015)	---
Principal collected on mortgage notes receivable		10,239	13,864
Net cash (used in) investing activities		(1,776)	(2,128,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments of) loans payable		50,000	(827)
Purchase of treasury stock		(1,443)	(2,341)
Preferred dividends paid		---	---
Common dividends paid		---	---
Net cash provided by (used in) financing activities		48,557	(3,168)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(208,008)	(1,628,218)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		227,944	1,974,687

CASH AND CASH EQUIVALENTS, END OF PERIOD		$19,936	$346,469

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$150	$13,433
Cash paid for taxes		$555	$8,676

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$	---	$400,000

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

On April 15, 1997, the Trust formed a taxable REIT subsidiary, Capital Alliance Funding Corporation. On April 20, 2007, the subsidiary was renamed to WrenCap Funding Corporation. Both the Trust and WCFC are incorporated in Delaware. The Trust owns all of WCFC’s common and preferred shares and the Trust and WCFC are consolidated in the Company’s financial statements. Prior to December 29, 2006, the Company was externally advised by Capital Alliance Advisors, Inc. (“Former Manager”). On December 29, 2006, the Former Manager was terminated and the Company became self-administered and self-advised.

2.	Basis of presentation and summary of significant accounting policies

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 as reported in the Company’s Form 10-K filed pursuant to 15d-2 with the Securities and Exchange Commission.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Trust and its wholly owned subsidiary, WCFC. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of accounting.  The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

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

Stock-based compensation.   During the three months ended March 31, 2010 and 2009, no option awards were issued.

Reclassifications.  Certain 2009 amounts may have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on reported net income (loss) or income (loss) per share.

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

Concentration of credit risk.  The Company holds numerous mortgage notes receivable that are secured by deeds of trust on residential properties. As of March 31, 2010 and December 31, 2009, 89% of the deeds of trust are located in California. This concentration of credit may pose a risk to the value of the loan portfolio due to changes in the economy or other conditions of the geographical area.

3.	Marketable securities

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the three month period ended March 31, 2010, the gain in accumulated other comprehensive income was $20. Trading securities are reported at fair value with unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of March 31, 2010 and December 31, 2009, the trading securities account balance was $0, and the available for sale securities account balance was $167 and $147, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Marketable securities (continued)

The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of March 31, 2010 and December 31, 2009, both the trading securities account and the available-for-sale securities account had no borrowings. The interest rate in the trading account is the current Federal Funds rate plus 1.50% and is payable monthly. The interest in the available-for-sale margin account is the current Prime Rate plus 4.00% and is payable monthly.

4.	Accounts receivable

Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of March 31, 2010 and December 31, 2009 the account receivable balance was $523,081 and $524,717, respectively. As of March 31, 2010 and December 31, 2009, Management believes that an allowance for doubtful accounts of $453,974 and $453,974, respectively, is adequate protection against the collectability of the receivable as well as the costs associated with possible legal action.

5.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances follows:

	Three months March 31, 2010	Twelve months Dec 31, 2009
Balance, beginning of period	$2,690,737	$5,460,948
Additions during period:
Originations	---	---
Deductions during period:
Collections of principal	(10,239)	(53,252)
Repayments	---	(146,860)
Write-offs of uncollectible loans	---	---
Foreclosures	---	(2,570,099)
Balance, as reported in Consolidated Balance Sheet	$2,680,498	$2,690,737

Mortgage notes receivable are stated at their outstanding principal balance.  Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of March 31, 2010, there were four (4) loans totaling $1,076,028 of principal and $5,016 of interest that were delinquent over 60 days. As of December 31, 2009, there were three (3) loans totaling $1,064,984 of principal and $5,016 of interest that were delinquent over 60 days. These loans do not accrue interest in agreement with the Company’s policy on revenue recognition.

Mortgage notes that have been modified from their original terms are evaluated to determine if the loan meets the definition of troubled debt restructuring. As of March 31, 2010 and December 31, 2009, there were no loan modifications that affected the recognition of revenue or required the Company to recognize impairment of a mortgage note receivable.

As of March 31, 2010 and December 31, 2009, the Company had one loan with a carrying value of $302,709 which was considered impaired. Management has reviewed this loan and has reserved a loan loss allowance sufficient to absorb losses as a result of foreclosure.

6.	Allowance for loan losses

The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent.  Management believes a $320,000 and $310,000 allowance for loan losses are adequate to protect against potential losses inherent in mortgage notes receivables as of March 31, 2010 and December 31, 2009, respectively. Actual losses may differ from the estimate.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

6.	Allowance for loan losses (continued)

A reconciliation of the allowance for loan losses follows:

	Three months March 31, 2010	Twelve months Dec 31, 2009
Provision for loan losses	$10,000	$164,794
Write-offs of uncollectible loans (net)	---	(574,794)
Total adjustments to allowance	10,000	(410,000)
Balance, beginning of period	310,000	720,000
Balance, as reported in Consolidated Balance Sheet	$320,000	$310,000

7.	Real estate owned

Real estate owned includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan or at the property's estimated fair value, less estimated costs to sell, as applicable.  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed. Real estate owned is either held for sale or for investment. As a property's status changes, reclassifications may occur.

As of January 1, 2009, the Company owned five properties. During 2009, the Company foreclosed on four properties. As of December 31, 2009, the Company owned nine properties with a reported value of $6,714,174 and senior liens of $4,487,940. Six properties were held for sale with a reported value of $3,861,755 and senior mortgage liens of $2,489,563. Three properties were held for investment with a reported value of $2,852,419 and senior mortgage liens of $1,998,377. During the three months ended March 31, 2010 there were no foreclosures or property sales. The Company’s nine properties have a reported value of $6,668,792 and senior liens of $4,487,940. Eight properties are held for sale with a reported value of $4,267,812 and senior mortgage liens of $2,489,563. One property is held for investment with a reported value of $2,400,980 and a senior mortgage lien of $1,998,377.

A reconciliation of the real estate owned follows:

	Three months March 31, 2010	Twelve months Dec 31, 2009
Balance, beginning of period	$6,714,174	$5,086,781
Add: Foreclosed mortgage notes, (net of reserve)	---	4,135,468
Add: Investments	12,015	71,900
Less: Write-downs of property (non-cash)	(57,645)	(2,269,128)
Less: Proceeds from sales (net of closing costs)	---	---
Less: Loss from sales	---	---
Less: Depreciation of real estate held for investment .	(11,895)	(47,581)
Change in deferred carrying costs .	12,143	(263,266)
Balance, as reported in Consolidated Balance Sheet	$6,668,792	$6,714,174

8.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010:

	Mar 31, 2010	Level 1	Level 2	Level 3
Asset:
Marketable securities – Available for sale	$167	$167	---		---
Mortgage notes receivable (non-recurring)	1,052,709	---	1,052,709		---
Real estate owned (non-recurring)	---	---	---		---
Total	$1,052,876	$167	$1,052,709	$	---

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

8.	Fair Value Measurements (continued)

The following methods and assumptions were used to estimate the fair value of assets and liabilities:

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

9.	Preferred, common and treasury stock

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

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	Preferred, common and treasury stock (continued)

As of January 1, 2010, the Trust’s net Preferred Stock outstanding shares were 196,901. During the first three months of 2010, no Preferred Stock shares were purchased. As of March 31, 2010, the Trust’s net Preferred Stock outstanding shares were 196,901.

As of January 1, 2010, the Trust’s net Common Stock outstanding shares were 351,882. During the first three months of 2010, 400 shares of Common Stock were purchased and no options were exercised. As of March 31, 2010, the Trust’s net Common Stock outstanding shares were 351,482.

10.	Related party transactions

On March 8, 2008, Thomas B. Swartz, a non-independent director and officer of the Former Manager, resigned from the Trust’s Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until maturity or June 3, 2009, whichever came first. All of Mr. Swartz’s options expired unexercised.

On March 26, 2010, the Company’s Chairman and Chief Executive Officer provided the Company a $50,000 loan. The loan has a simple interest rate of 9.99% per annum, is pre-payable at any time, and has a term of 55 days.

11.	Earnings per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009:

	2010	2009
Numerator:
Net income (loss)	$(265,357)	$28,508
Preferred dividends	---	---
Net income (loss) available to common stockholders	$(265,357)	$28,508
Denominator: Basic weighted average shares	351,315	366,207
Dilutive effect of options	---	7,436
Diluted weighted average shares	351,315	373,643
Basic earnings per common share	$(0.76)	$0.08
Diluted earnings per common share	$(0.76)	$0.08

12.	Wages and Benefits

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

13.	Subsequent Events

Between April 1, 2010 and May 21, 2010, three REOs with a book value of $1,486,311 sold. These sales did not produce a material gain or loss, but provide net cash proceeds of $729,747.

On May 4, 2010, the Company repaid a $50,000 borrowing provided by the Company’s Chairman and Chief Executive Officer. The payment also included accrued simple interest at the rate of 9.99% per annum.

On May 10, 2010 the Company received a Deficiency Letter dated May 7, 2010 from the NYSE Amex. The letter indicated that the Company was not in compliance with the NYSE Amex continued listing standards. In order to maintain its listing, the Company must submit a plan of compliance by June 7, 2010. The Company expects to submit a plan as soon as practical and no later than the June 7, 2010 deadline. There can be no assurance that the Company’s plan will be accepted by the Exchange.

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

Preparation of the Company’s condensed consolidated financial statements is based upon the operating results of Eastern Light Capital, Incorporated (the “Trust”) and WrenCap Funding Corporation (“WCFC”). Management’s discussion and analysis of the results of operations for the three months ended March 31, 2010 and 2009 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been listed on the NYSE Amex (formerly known as the American Stock Exchange).

During the fourth quarter of 2006, the Company’s shareholders voted to terminate the outside manager (“Former Manager”) and initiate internal management. On December 29, 2006, the Former Manager’s management and advisory contracts were terminated and the Company became self-administered and self-advised.

The transition agreement with the Former Manager required the Company to remove the name “Capital Alliance” from the Trust’s name by June 30, 2008 and from the Trust’s taxable subsidiary’s name by April 30, 2007. On April 20, 2007, the subsidiary changed its name to WrenCap Funding Corporation. On July 2, 2008, the Trust changed its name to Eastern Light Capital, Incorporated.

The current real estate market is characterized by uncertainty in the availability of credit and the expected trend in residential property valuations.  Due to these uncertainties the Company has focused on debt reduction in lieu of new investments in residential mortgages.  The current conditions are expected to remain in place for an undetermined period.  On occasion the Company will make investments in marketable securities. The Company is reviewing its current investment policies to include other REIT permissible assets.

The recent financial crisis has affected the Company’s business by diminishing the credit quality of existing borrowers, lowering residential property values and increasing borrower delinquencies.  These factors have led to increased foreclosures and real estate owned (“REO”) balances.

Mortgage investments are reported as mortgage notes receivable and held until prepayment, maturity, sale, or foreclosure. As of March 31, 2010 the mortgage portfolio totaled $2,680,498 consisting of 13 loans of which $1,076,028 or 40% of the portfolio loan value were delinquent. As of March 31, 2010, the Trust held nine properties totaling $6,668,792 as REO. Between April 1, 2010 and May 21, 2010 three of these REOs with a book value of $1,486,311 sold. These transactions will be reported in the second quarter’s operating results. These sales did not produce a material gain or loss, but provided net cash proceeds of $729,747. The monetization of REO assets is an important source of Company liquidity.

As of December 31, 2009, the mortgage portfolio totaled $2,690,737 consisting of 13 loans, of which 3 loans totaling 1,064,984 or 39% of the portfolio loan value were delinquent. As of December 31, 2009, the Trust held nine properties totaling 6,714,174 as REO

The Trust is a real estate investment trust (“REIT”) and REIT’s are generally required to distribute at least 90% of their annual taxable income as dividend payments.  Since 2006, the Trust has incurred taxable losses.  On account of these losses, dividend payments were curtailed. These taxable losses, also known as Net Operating Losses (“NOL”), allow the Trust to retain future taxable income equal to the cumulative amount of its NOL balance. The Internal Revenue Code waives mandatory dividend payments until prior years taxable losses are recovered.

When the Trust produces pre-NOL taxable income, the Trust’s Board of Directors will need to reconcile the competing opportunities of strengthening the Company’s balance sheet and the priority of restoring dividend payments. Although the Board of Directors is inclined to retain future taxable income until the cumulative NOL is fully utilized, this issue will require additional review and analysis.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements as contained in the Company’s 2009 Form 10-K as filed with the SEC on April 14, 2010.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. There have been no material changes to the critical accounting policies as disclosed in 2009 Form 10-K.

Operating Strategy.

Mortgage investment loans are reported as mortgage notes receivable and are held until prepayment, maturity, sale, or foreclosure. The Company owns non-conforming mortgage loans on one-to-four unit residential properties secured by first and second deeds of trust.  These loans are primarily secured by California real estate. The Company seeks to maximize the value of its loan portfolio through active asset management.

The Company is reviewing its current investment policies to include other REIT permissible assets, instead of focusing on residential mortgage loans. The Company may also consider relinquishing its REIT status to enhance shareholder value.

Loan Origination. During 2009 and the three months ended March 31, 2010, the Company did not make or acquire any new loans. Prospectively, loans may be internally originated or acquired from unaffiliated third parties.

Asset Management. Asset management is mortgage loan servicing and REO dispositions.  Loan servicing consists of collecting payments from borrowers, making required advances, accounting for principal and interest payments, holding borrowed proceeds in escrow until fulfillment of mortgage loan requirements, contacting delinquent borrowers, and in the event of unremedied defaults performing other administrative duties including supervising foreclosures.

Only mortgage loans owned by the Company are serviced. The Company does not acquire loan servicing rights or maintain a loan’s servicing rights at disposition. REO dispositions include all of the supervisory and administrative processes of preparing a foreclosed asset for sale.

Loan Portfolio and Allowance for Loan Losses. As of March 31, 2010, the Company’s loan portfolio included 13 loans totaling $2,680,498 of which four loans totaling $1,076,028 representing 40% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $320,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2009, the Company’s loan portfolio included 13 loans totaling $2,690,737 of which 3 loans totaling $1,064,984 representing 39% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $310,000, if it is necessary to foreclose upon the mortgage loans.

The Company may issue loan commitments on a conditional basis and will fund such loans upon removal of all conditions.  The Trust did not have any commitments to fund loans as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, the following table summarizes the Company’s outstanding repayment obligations:

Maximum Other Commercial Commitments (a) As of March 31, 2010	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Margin Loan	0	0	0	0	0
Lease Commitment	$153,056	$116,756	$36,300	0	0
Standby Repurchase Obligations	0	0	0	0	0
Total Commercial Commitments	$153,056	$116,756	$36,300	0	0

(a)
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2010 and 2009.  Revenues for the first quarter decreased to $48,772 as compared to $78,773 for the same period in the prior year. The decrease in revenue was due to a decrease in interest income of $15,715 and a decrease in rental income of $13,431. The decrease in interest income was the result of a smaller loan portfolio. The decrease in rental income was the result of increased vacancies to facilitate REO sales.

Expenses for first quarter decreased to $277,998 as compared to $330,193 for the same period in the prior year. The decrease in expenses resulted from lower wages and salaries of $13,003 from the elimination of employee bonuses, lower general and administration expenses of $36,443 from deferred spending and lower REO expense of $24,730. During the three month period ended March 31, 2010 the Company also expensed $57,645 in REO impairment costs on two properties. No REO impairment costs were incurred in the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2010 and the sale of investment mortgages will be sufficient to meet the liquidity needs of the Company’s business for the next twelve months.

Three months ended March 31, 2010 and 2009. As of January 1, 2010 and 2009, the Trust had $227,944 and $1,974,687 of cash and cash equivalents, respectively. During the three month period ended March 31, 2010, cash and cash equivalents decreased by $208,008.  During the three month period ended March 31, 2009, cash and cash equivalents decreased by $1,628,218. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2010 and 2009 were $19,936 and $346,469, respectively.

The following summarizes the changes in net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities.

Net cash provided by (used in) operating activities during the three months ended March 31, 2010 and 2009 was ($254,789) and $503,081, respectively. During the first three months of 2010, net cash used from operating activities was primarily the result of the net loss for the quarter. During the first three months of 2009, the net cash provided by operating activities was primarily the result of the increase in other liabilities of $771,791.

Net cash (used in) investing activities for the three months ended March 31, 2010 and 2009 was ($1,776) and ($2,128,131) respectively. During the first three months of 2010, improvements to real estate owned used ($12,015), and proceeds from mortgage notes receivable provided $10,239. During the first three months of 2009, investments in marketable securities used ($2,128,131).

Net cash provided by (used in) financing activities during the three months ended March 31, 2010 and 2009 was $48,557 and ($3,168), respectively.  During the first three months of 2010, borrowing provided $50,000. During the first three months of 2009, purchases of treasury stock used ($2,341).

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

PART II

OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is involved in two legal proceeding as of March 31, 2010.

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

In March 2008, the Trust was named as a defendant in a complaint alleging breach of contract, fraud and negligence relating to two foreclosed properties. The Company believes the former mortgage holder’s action is without merit and is seeking dismissal. The case was dismissed in the second quarter of 2010.

During January 2010, a former mortgage holder filed an appeal of a previously dismissed case. The former mortgage holder continues to allege that the Company made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. The Company believes the former mortgage holder’s action is without merit and is seeking a dismissal.

ITEM 1A    RISK FACTORS

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None

ITEM 2   CHANGES IN SECURITIES

400 common shares were purchased for treasury stock during the three month period ended March 31, 2010. No preferred shares were purchased for treasury stock during the three month period ended March 31, 2010.

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

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

(b)	Reports on Form 8-K.

Form 8-K was filed on:

•	April 19, 2010 due to the press release of April 15, 2010 announcing financial results for the first quarter of 2010.

•	May 14, 2010 due to the press release of May 13, 2010 announcing receipt of NYSE Amex deficiency letter for continued listing dated May 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 21, 2010	By:	/s/ Richard J. Wrensen
Richard J. Wrensen
President, Chief Executive Officer and Chief Financial Officer

By:	/s/ Andrea Barney
Andrea Barney
Principal Accounting Officer and Controller