Form 10-Q
period 2010-06-30
EASTERN LIGHT CAPITAL, INC.
filed 2010-08-24
CIK 1021422

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
Yes  ☐   No  ☒

As of June 30, 2010, the registrant has approximately 351,482 shares of common stock outstanding.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$541,176	$227,944
Marketable securities	160	147
Accounts receivable	520,911	524,717
Allowance for doubtful accounts	(453,974)	(453,974)
Net accounts receivable	66,937	70,743
Notes receivable:
Mortgage notes receivable	1,580,090	2,690,737
Allowance for loan losses	(20,000)	(310,000)
Net notes receivable	1,560,090	2,380,737
Real estate owned	6,013,897	6,714,174
Other assets	32,044	37,987

Total assets	$8,214,304	$9,431,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Senior mortgage debt	4,059,545	4,487,940
Other liabilities	89,131	232,032
Total liabilities	4,148,676	4,719,972

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;
213,820 shares issued and outstanding at June 30, 2010
and December 31, 2009	2,138	2,138
Additional paid in capital - preferred stock	5,509,728	5,509,728
Less treasury stock: 16,919 preferred shares at
June 30, 2010 and December 31, 2009 at cost	(229,179)	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized;
500,432 shares issued and outstanding at June 30, 2010
and December 31, 2009	5,005	5,005
Additional paid in capital - common stock	9,415,696	9,408,747
Less treasury stock: 148,950 and 148,550 common shares at
June 30, 2010 and December 31, 2009 at cost	(1,829,141)	(1,827,698)
Accumulated other comprehensive income	(563)	(576)
Accumulated deficit	(8,808,056)	(8,156,405)

Total stockholders’ equity	4,065,628	4,711,760

Total liabilities and stockholders’ equity	$8,214,304	$9,431,732

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
REVENUES
Interest income	$29,627	$75,464	$60,794	$122,529
Rental income	2,100	34,700	19,450	65,481
Other income	5,040	18,021	5,295	18,948
Total revenues	36,767	128,185	85,539	206,958

EXPENSES
Interest expense on loans	-	8,817	-	21,423
Provision for loan losses	2,710	50,497	12,710	54,794
Provision for (recovery of) doubtful accounts	-	8,000	-	16,235
Expenses of real estate owned	57,906	47,387	101,620	115,831
Impairment of real estate owned	200,000	-	257,645	-
Wages and salaries	98,180	117,846	192,643	225,312
Non-income taxes	28	8,897	1,778	-
General and administrative	91,619	84,335	162,044	222,377
Total expenses	450,443	325,779	728,440	655,972

LOSS FROM OPERATIONS	(413,676)	(197,594)	(642,901)	(449,014)

Gain (loss) from retirement of debt	-	400,000	-	400,000
Gain (loss) on sale of real estate owned	27,378	-	27,378	2
Gain (loss) on securities transactions	-	(191,398)	(36,131)	55,157
Gain (loss) on investments	-	34,950	-	68,321
Total other income (loss), net	27,378	243,552	(8,753)	523,480

NET INCOME (LOSS)	$(386,298)	$45,958	$(651,654)	$74,466

PREFERRED DIVIDENDS	-	-	-	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(386,298)	$45,958	$(651,654)	$74,466

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(1.10)	$0.13	$(1.85)	$0.20

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(1.10)	$0.12	$(1.85)	$0.20

DIVIDENDS PAID PER PREFERRED SHARE	$-	$-	$-	$-

DIVIDENDS PAID PER COMMON SHARE	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended
	June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(651,654)	$74,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,699	23,791
Realized gain (loss) on sale of REO	(27,387)	-
Retirement of debt	-	(400,000)
Stock based compensation expense	6,949	2,902
Provision for loan losses	12,710	54,794
Change in allowance for doubtful accounts	-	(74,464)
Impairment of real estate owned	257,645	-
Realized (gain) loss on sale of marketable securities	-	143,943
Change in accounts receivable	3,806	63,820
Change in other assets	5,943	(9,977)
Change in in other liabilities	(142,900)	240,640
Net cash provided by (used in) operating activities	(513,189)	119,915

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (investment in) marketable securities	-	(296,753)
Proceeds from (investment in) real estate owned	1,676,170	(69,900)
Principal collected on mortgage notes receivable	57,938	175,172
Net cash (used in) investing activities	1,734,108	(191,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments of) senior mortgage loans payable	(906,244)	-
Proceeds from (payments of) Company loans payable	-	(1,605,184)
Purchase of treasury stock	(1,443)	(57,264)
Net cash provided by (used in) financing activities	(907,687)	(1,662,448)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	313,232	(1,734,014)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,944	1,974,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$541,176	$240,673

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$66,288	$26,607
Cash paid for taxes	$1,628	$12,940

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$1,231,287	$591,430

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

Basis of accounting.  The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

Stock-based compensation.  During the six months ended June 30, 2010 and 2009, no option awards were issued.

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

Earnings per share. The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Concentration of credit risk.  The Company holds mortgage notes receivable that are secured by deeds of trust on residential properties of which 90% are located in California. This concentration of credit may pose a risk to the value of the loan portfolio due to changes in the economy or other conditions of the geographical area.

Recently issued accounting pronouncements. In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance of Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impairment receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of trouble debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

3.	Marketable securities

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the three and six month periods ended March 31 and June 30, 2010, the gain and (loss) in accumulated other comprehensive income was $20 and $(7), respectively. Trading securities are reported at fair value with unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of June 30, 2010 and December 31, 2009, the trading securities accounts balance were $0, and the available for sale securities account balance was $160 and $147, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of June 30, 2010 and December 31, 2009, both the trading securities account and the available-for-sale securities account had no borrowings. The interest rate in the trading account is the current Federal Funds rate plus 1.50% and is payable monthly. The interest in the available-for-sale margin account is the current Prime Rate plus 4.00% and is payable monthly.

4.	Accounts receivable

Accounts receivable consists of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of June 30, 2010 and December 31, 2009 the account receivable balance was $520,911 and $524,717, respectively. As of June 30, 2010 and December 31, 2009, Management believes that an allowance for doubtful accounts of $453,974 is adequate protection against the collectability of the receivable as well as the costs associated with possible legal action.

5.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances follows:

	Six months June 30, 2010	Twelve months Dec. 31, 2009
Balance, beginning of period	$2,690,737	$5,460,948
Additions during period:
Originations	---	---
Deductions during period:
Collections of principal	(19,068)	(53,252)
Repayments	(38,870)	(146,860)
Write-offs of uncollectible loans	---	---
Foreclosures	(1,052,709)	(2,570,099)
Balance, as reported in Consolidated Balance Sheet	$1,580,090	$2,690,737

Mortgage notes receivable are stated at their outstanding principal balance.  Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of June 30, 2010, there were two (2) loans totaling $23,318 of principal and $0 of interest that were delinquent over 60 days. As of December 31, 2009, there were three (3) loans totaling $1,064,984 of principal and $5,016 of interest that were delinquent over 60 days. These loans do not accrue interest in agreement with the Company’s policy on revenue recognition.

Mortgage notes that have been modified from their original terms are evaluated to determine if the loan meets the definition of troubled debt restructuring. As of June 30, 2010 and December 31, 2009, there were no loan modifications that affected the recognition of revenue or required the Company to recognize impairment of a mortgage note receivable.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	Mortgage notes receivable (continued)

As of June 30, 2010 and December 31, 2009, the Company had no impaired loans and one loan with a carrying value of $302,710 which was considered impaired, respectively. Management has reserved a loan loss allowance sufficient to absorb losses that may result from mortgage note receivable foreclosures.

6.	Allowance for loan losses

The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent.  Management believes a $20,000 and $310,000 allowance for loan losses are adequate to protect against potential losses inherent in mortgage notes receivables as of June 30, 2010 and December 31, 2009, respectively. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses follows:

	Six months June 30, 2010	Twelve months Dec. 31, 2009
Provision for loan losses	$12,710	$164,794
Write-offs of uncollectible loans (net)	(302,710)	(574,794)
Total adjustments to allowance	(290,000)	(410,000)
Balance, beginning of period	310,000	720,000
Balance, as reported in Consolidated Balance Sheet	$20,000	$310,000

7.	Real estate owned

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

As of January 1, 2009, the Company owned five properties. During 2009, the Company foreclosed on four properties. As of December 31, 2009, the Company owned nine properties with a reported value of $6,714,174 and senior liens of $4,487,940. Six properties were held for sale with a reported value of $3,861,755 and senior mortgage liens of $2,489,563. Three properties were held for investment with a reported value of $2,852,419 and senior mortgage liens of $1,998,377. During the six months ended June 30, 2010, the Company foreclosed on two properties and had four properties sell. The Company’s seven properties are held for sale and have a reported value of $6,013,897 and senior liens of $4,059,545.

A reconciliation of the real estate owned follows:

	Six months June 30, 2010	Twelve months Dec. 31, 2009
Balance, beginning of period	$6,714,174	$5,086,781
Add: Foreclosed mortgage notes, (net of reserve)	1,231,287	4,135,468
Add: Investments	12,015	71,900
Less: Write-downs of property (non-cash)	(257,645)	(2,269,128)
Less: REO Sold	(1,688,185)	---
Less: Depreciation of real estate held for investment	(21,699)	(47,581)
Change in deferred carrying costs	51,327	(263,266)
Balance, as reported in Consolidated Balance Sheet	$6,013,897	$6,714,174

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

8.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010:

	June 30, 2010	Level 1	Level 2	Level 3
Asset:
Marketable securities – Available for sale	$160	$160	---		---
Mortgage notes receivable (non-recurring)	---	---	---		---
Real estate owned (non-recurring)	3,172,463	---	3,172,463		---
Total	$3,172,623	$160	$3,172,463	$	---

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

Real estate owned.   At the time of foreclosure, real estate owned is recorded at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. The Company reports the REO as nonrecurring Level 2, if during the reporting period the fair value of the collateral is reduced based upon on an observable market price or a current appraised value.  If during the reporting period there is no observable market price, the Company reports the REO as nonrecurring Level 3. The Company periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

As of January 1, 2010, the Trust’s net Preferred Stock outstanding shares were 196,901. During the first six months of 2010, no Preferred Stock shares were purchased. As of June 30, 2010, the Trust’s net Preferred Stock outstanding shares were 196,901.

As of January 1, 2010, the Trust’s net Common Stock outstanding shares were 351,882. During the first six months of 2010, 400 shares of Common Stock were purchased and no options were exercised. As of June 30, 2010, the Trust’s net Common Stock outstanding shares were 351,482.

10.	Related party transactions

On March 8, 2008, Thomas B. Swartz, a non-independent director and officer of the Former Manager, resigned from the Trust’s Board of Directors. Mr. Swartz received $21,100 in cash and his stock options were allowed to continue until maturity or June 3, 2009, whichever came first. All of Mr. Swartz’s options expired unexercised.

On March 26, 2010, the Company’s Chairman and Chief Executive Officer provided the Company a $50,000 loan. The loan has a simple interest rate of 9.99% per annum, is pre-payable at any time, and has a term of 55 days. The loan was paid in full on May 4, 2010.

11.	Earnings per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the six months ended June 30, 2010 and 2009:

	2010	2009
Numerator:
Net income (loss)	$(651,651)	$74,466
Preferred dividends	-	-
Net income (loss) available to common stockholders	$(651,651)	$74,466
Denominator:
Basic weighted average shares	351,599	363,636
Dilutive effect of options	-	7,693
Diluted weighted average shares	351,599	371,329
Basic earnings per common share	$(1.85)	$0.20
Diluted earnings per common share	$(1.85)	$0.20

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

12.	Wages and Benefits

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

13.	Legal Proceedings

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

During May 2010 the Company was named as a defendant in a complaint alleging fraudulent transfer of mortgage loans and aiding and abetting fraud.  The Company believes that the plaintiff’s actions are without merit and will seek dismal of all complaints and reimbursement for reasonable legal costs and fees.

During June 2010 the Company was named as a defendant in a complaint alleging damages for multiple violations associated with ELC foreclosure on a parcel adjacent to and encapsulating the plaintiff’s interest in a Deed of Trust.  The Company believes that the plaintiff’s actions are without merit and will seek dismal of all complaints and reimbursement for reasonable legal costs and fees.

During the third quarter of 2010, a former officer of the Company alleged wrongful termination. The Board of Directors is reviewing the veracity of these allegations.

14.	Subsequent Events

During the third quarter of 2010, ELC foreclosed on one property and recorded an REO of $1,100,900 which included a first mortgage of approximately $660,000.

On July 30, 2010 the NYSE Amex accepted ELC's plan to meet continued listing standards.  On or before November 8, 2010 ELC must have a common float of at least $1,000,000.  On or before November 7, 2011 ELC must have a common book value of at least $6,000,000.

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

Preparation of the Company’s condensed consolidated financial statements is based upon the operating results of Eastern Light Capital, Incorporated (the “Trust”) and WrenCap Funding Corporation (“WCFC”). Management’s discussion and analysis of the results of operations for the three and six months ended June 30, 2010 and 2009 follows:

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

Mortgage investments are reported as mortgage notes receivable and held until prepayment, maturity, sale, or foreclosure. As of June 30, 2010 the mortgage portfolio totaled $1,580,090 consisting of 10 loans of which $540,267 or 34% of the portfolio loan value were delinquent. As of June 30, 2010, the Trust held seven properties totaling $6,013,897 as REO.

As of December 31, 2009, the mortgage portfolio totaled $2,690,737 consisting of 13 loans, of which 3 loans totaling 1,064,984 or 39% of the portfolio loan value were delinquent. As of December 31, 2009, the Trust held nine properties totaling 6,714,174 as REO.

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

Loan Origination. During 2009 and the six months ended June 30, 2010, the Company did not make or acquire any new loans. Prospectively, loans may be internally originated or acquired from unaffiliated third parties.

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

Loan Portfolio and Allowance for Loan Losses. As of June 30, 2010, the Company’s loan portfolio included 10 loans totaling $1,580,090 of which four loans totaling $540,267 representing 34% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $20,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2009, the Company’s loan portfolio included 13 loans totaling $2,690,737 of which 3 loans totaling $1,064,984 representing 39% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management had established a loan loss reserve of $310,000, if it is necessary to foreclose upon the mortgage loans.

The Company may issue loan commitments on a conditional basis and will fund such loans upon removal of all conditions.  The Trust did not have any commitments to fund loans as of June 30, 2010 and December 31, 2009.

As of June 30, 2010, the following table summarizes the Company’s outstanding repayment obligations:

Maximum Other Commercial Commitments (a) As of June 30, 2010	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Margin Loan	-	-	-	-	-
Lease Commitment	$91,128	$71,192	$19,836	-	-
Standby Repurchase Obligations	-	-	-	-	-
Total Commercial Commitments	$91,128	$71,192	$19,836	-	-

(a)
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended June 30, 2010 and 2009.  Revenues for the second quarter decreased to $36,767 as compared to $128,185 for the same period in the prior year. The decrease in revenue was due to a decrease in interest income of $45,837 and a decrease in rental income of $32,600. The decrease in interest income was the result of a smaller loan portfolio and a lower weighted average interest rate. The decrease in rental income was the result of increased vacancies to facilitate REO sales. During the three months ended June 30, 2010 four REO sold. During the three months ended June 30, 2009 no REO sold.

Expenses for the second quarter increased $124,661 to $450,440 as compared to $325,779 for the same period in the prior year. The increase in expenses primarily resulted from a $200,000 REO impairment due to the decline in the estimated fair market value of a luxury REO. Wages and salaries decreased $19,666 from $117,846 to $98,180 in the current period due to fewer employees and reduced bonuses. The provisions for loans losses decreased $47,798 from $50,497 to $2,709 due to generally more stable market conditions in non-luxury residential home prices.

Six months ended June 30, 2010 and 2009.  Revenues for the first six months decreased $121,149 to $85,539 as compared to $206,958 for the same period in the prior year. The decrease in revenue is due to the decrease in interest income of $61,735 due to a smaller loan portfolio and a lower weighted average interest rate. The decrease in rental income of $46,031 from $65,481 to $19,450 is due to increased vacancies to facilitate REO sales.

Expenses for the six months ended June 30, 2010 increased $72,465 to $728,437 as compared to $655,972 for the same period in the prior year. The increase in expenses during the first six months of 2010 primarily resulted from an increase in REO impairment costs of $257,644. Approximately $250,000 of the REO impairment expenses are attributable to the estimated decline in the fair market value of a luxury REO.  Interest expenses declined $21,423 due to the repayment of all Company borrowings in 2009 (still have senior liens that are being paid), provisions for loan losses declined $42,085 from $54,794 to $12,709  due to generally more stable market conditions in non-luxury residential home prices,  wages and salaries declined $32,669 from $225,312 to $192,643 due to fewer employees and reduced bonuses, and general and administrative expenses declined $60,333 from $222,377 to $162,044 on account of employee attention to efficiency, seeking lower cost alternatives and postponing expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2010 and the sale of investment mortgages will be sufficient to meet the liquidity needs of the Company’s business for the next twelve months.

Six months ended June 30, 2010 and 2009. As of January 1, 2010 and 2009, the Trust had $227,944 and $1,974,687 of cash and cash equivalents, respectively. During the six month period ended June 30, 2010, cash and cash equivalents increased by $313,232.  During the six month period ended June 30, 2009, cash and cash equivalents decreased by $1,734,014. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2010 and 2009 were $541,176 and $240,673, respectively.

The following summarizes the changes in net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities.

Net cash provided by (used in) operating activities during the six months ended June 30, 2010 and 2009 was ($513,189) and $119,915, respectively. During the first six months of 2010, net cash used from operating activities was primarily the result of the ($651,654) net loss for the period, but partially offset by $257,645 of non cash REO impairment expenses. During the first six months of 2009, the net cash provided by operating activities came from a number of sources.  Net income provided $76,466, provision for loan losses provided $54,794, realized marketable securities transactions provided $143,943, reduced accounts receivable provided $63,820 and increased other liabilities contributed $240,640.The primary use of cash was a ($400,000) non cash gain from the retirement of Company debt at a discount.

Net cash (used in) investing activities for the six months ended June 30, 2010 and 2009 was $1,734,108 and ($191,481) respectively. During the first six months of 2010, the net proceeds from REO transactions provided $1,676,170 and proceeds from mortgage notes receivable principal payments provided $57,938. During the first six months of 2009, investments in marketable securities used ($296,753), while principal collected from mortgage notes receivable generated $175,172.

Net cash provided by (used in) financing activities during the six months ended June 30, 2010 and 2009 was ($907,687) and ($1,662,448), respectively.  During the first six months of 2010, the senior mortgage debt payable used ($906,244). During the first six months of 2009, the repayment of Company bank loans used ($1,605,184).

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

During May 2010 the Company was named as a defendant in a complaint alleging fraudulent transfer of mortgage loans and aiding and abetting fraud.  The Company believes that the plaintiff’s actions are without merit and will seek dismal of all complaints and reimbursement for reasonable legal costs and fees.

During June 2010 the Company was named as a defendant in a complaint alleging damages for multiple violations associated with ELC foreclosure on a parcel adjacent to and encapsulating the plaintiff’s interest in a Deed of Trust.  The Company believes that the plaintiff’s actions are without merit and will seek dismal of all complaints and reimbursement for reasonable legal costs and fees.

During the third quarter of 2010, a former officer of the Company alleged wrongful termination. The Board of Directors is reviewing the veracity of these allegations.

ITEM 1A    RISK FACTORS

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 1B   UNRESOLVED STAFF COMMENTS

During the second quarter of 2010 the Company received a Securities and Exchange Commission (“SEC”) comment letter after a review of its Form 10-K for the year end December 31, 2009.  The Company provided an initial response.  The SEC had additional comments and the Company intends to respond.

ITEM 2     CHANGES IN SECURITIES

No common shares were purchased for treasury stock during the three month period ended June 30, 2010. No preferred shares were purchased for treasury stock during the three month period ended June 30, 2010.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 2010 Annual Shareholder meeting was held on June 30, 2010. The result of the vote follows:

Proposal One: Election of Directors

Results for Mr. Blackburn              FOR: 254,075         WITHHOLD: 18,746

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

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

 (b)           Reports on Form 8-K.

Form 8-K was filed on:
•	August 2, 2010 due to the Company receiving a letter from the NYSE Amex Accepting Eastern Light's Plan to Meet Continued Listing Standards on July 30, 2010.

•	July 1, 2010 due to the press release announcing results of the annual shareholder meeting held on June 30, 2010.

•	May 25, 2010 due to the press release of May 24, 2010 announcing financial results for the first quarter of 2010.

•
May 14, 2010 due to a letter the Company received dated May 7, 2010 from NYSE Regulation, on behalf of the NYSE Amex LLC (the “Exchange”).  The letter indicated that the Company was not in compliance with the Exchange’s continued listing standards.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EASTERN LIGHT CAPITAL, INCORPORATED

Dated:  August 23, 2010

/s/  Richard J. Wrensen
Richard J. Wrensen
President, Chief Executive Officer and Chief Financial Officer

/s/ Andrea Barney
Andrea Barney
Principal Accounting Officer and Controller