Form 10-Q
period 2010-09-30
EASTERN LIGHT CAPITAL, INC.
filed 2010-12-07
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐   No  ☒

As of September 30, 2010, the registrant has approximately 351,482 shares of common stock outstanding.

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$375,053	$227,944
Marketable securities	181	147
Accounts receivable	271,697	524,717
Allowance for doubtful accounts	-	(453,974)
Net accounts receivable	271,697	70,743
Notes receivable:
Mortgage notes receivable	1,054,832	2,690,737
Allowance for loan losses	(20,000)	(310,000)
Net notes receivable	1,034,832	2,380,737
Real estate owned	4,248,486	6,714,174
Other assets	28,383	37,987

Total assets	$5,958,632	$9,431,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Senior mortgage debt	$2,112,947	$4,487,940
Other liabilities	90,289	232,032
Total liabilities	2,203,236	4,719,972

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;
213,820 shares issued and outstanding at June 30, 2010
and December 31, 2009	2,138	2,138
Additional paid in capital - preferred stock	5,509,728	5,509,728
Less treasury stock: 16,919 preferred shares at
June 30, 2010 and December 31, 2009 at cost	(229,179)	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized;
500,432 shares issued and outstanding at June 30, 2010
and December 31, 2009	5,005	5,005
Additional paid in capital - common stock	9,415,696	9,408,747
Less treasury stock: 148,950 and 148,550 common shares at
June 30, 2010 and December 31, 2009 at cost	(1,829,141)	(1,827,698)
Accumulated other comprehensive loss	(542)	(576)
Accumulated deficit	(9,118,309)	(8,156,405)

Total stockholders’ equity	3,755,396	4,711,760

Total liabilities and stockholders’ equity	$5,958,632	$9,431,732

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
REVENUES
Interest income	$32,816	$65,298	$93,610	$187,827
Rental income	12,500	38,800	31,950	104,281
Other income	2	10,287	5,297	29,235
Total revenues	45,318	114,385	130,857	321,343

EXPENSES
Interest expense on loans	-	2,746	-	24,169
Senior mortgage expense	20,533	41,693	86,822	128,494
Provision for loan losses	-	-	12,710	54,794
Provision for (recovery of) doubtful accounts	-	1,062	-	17,297
Expenses of real estate owned	1,513	168,449	36,844	197,479
Impairment of real estate owned	-	-	257,645	-
Wages and salaries	95,122	106,865	287,766	332,177
General and administrative	117,947	104,936	281,797	327,313
Total expenses	235,116	425,751	963,583	1,081,723

LOSS FROM OPERATIONS	(189,798)	(311,366)	(832,726)	(760,380)

Gain (loss) from retirement of debt	-	-	-	400,000
Gain (loss) on sale of real estate owned	(120,426)	(173,402)	(93,048)	(173,400)
Gain (loss) on securities transactions	-	(44,234)	(36,131)	10,923
Gain (loss) on investments	-	58,400	-	126,721
Total other income (loss), net	(120,426)	(159,236)	(129,179)	364,244

NET INCOME (LOSS)	$(310,224)	$(470,602)	$(961,905)	$(396,136)

PREFERRED DIVIDENDS	-	-	-	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(310,224)	$(470,602)	$(961,905)	$(396,136)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.88)	$(1.33)	$(2.74)	$(1.10)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.88)	$(1.33)	$(2.74)	$(1.10)

DIVIDENDS PAID PER PREFERRED SHARE	$-	$-	$-	$-

DIVIDENDS PAID PER COMMON SHARE	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(961,905)	$(396,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,280	35,686
Realized gain on sale of REO	(84,656)	-
Retirement of debt	-	(400,000)
Stock based compensation expense	6,950	4,507
Provision for loan losses	12,710	54,794
Change in allowance for doubtful accounts	(453,974)	(101,527)
Impairment of real estate owned	1,032,645	200,000
Realized loss on sale of marketable securities	-	137,644
Change in accounts receivable	253,020	184,507
Change in other assets	9,604	(7,105)
Change in in other liabilities	(141,743)	4,141
Net cash used in operating activities	(258,069)	(283,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from marketable securities	-	74,894
Proceeds from sale of real estate owned	4,011,176	76,411
Capital improvements on REO	(12,015)	-
Principal collected on mortgage notes receivable	359,461	187,070
Net cash provided by investing activities	4,358,622	338,375

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of senior mortgage loans payable	(3,952,001)	-
Payments of Company loans payable	-	(1,605,184)
Purchase of treasury stock	(1,443)	(63,080)
Net cash used in financing activities	(3,953,444)	(1,668,264)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147,109	(1,613,378)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,944	1,974,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$375,053	$361,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and Senior mortgage expense	$87,377	$29,353
Cash paid for taxes	$1,782	$13,238

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$2,381,286	$2,568,120

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

Basis of accounting.  The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial information herein reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

Foreclosure accounting. The Company has adopted ASC 360-10-35-37 through 35 – 43 to account for real estate assets acquired by foreclosure (“Real Estate Owned” or “REO”).  The REO is recorded at the lesser of its fair value reduced by estimated disposal costs (brokerage, title and other dispositions costs) or actual costs.  Actual costs include the Company’s mortgage note receivable balance, accrued interest, the estimated senior mortgage obligation and unpaid interest at the time of foreclosure.

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

Stock-based compensation.   During the nine months ended September 30, 2010 and 2009, no option awards were issued.

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

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the three and nine month periods ended September 30, 2010, the gain and (loss) in accumulated other comprehensive (loss) was $(7) and $(8), respectively. Trading securities are reported at fair value with unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of September 30, 2010 and December 31, 2009, the trading securities accounts balance were $0, and the available for sale securities account balance was $181 and $147, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of September 30, 2010 and December 31, 2009, both the trading securities account and the available-for-sale securities account had no borrowings. The interest rate in the trading account is the current Federal Funds rate plus 1.50% and is payable monthly. The interest in the available-for-sale margin account is the current Prime Rate plus 4.00% and is payable monthly.

4.      Accounts receivable

Accounts receivable consist of accrued interest on mortgage notes receivable and other amounts due from borrowers. As of September 30, 2010 and December 31, 2009, the accounts receivable balance was $271,697 and $524,717, respectively. In September, a fully reserved account receivable and related reserve were written off. As of September 30, 2010 and December 31, 2009, Management believes that an allowance for doubtful accounts of $0 and $453,974, respectively is adequate protection against the collectability of the receivable, as well as the costs associated with possible legal action.

5.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances follows:

	Nine months Sept 30, 2010	Twelve months Dec. 31, 2009
Balance, beginning of period	$2,690,737	$5,460,948
Additions during period:
Originations	---	---
Deductions during period:
Collections of principal	(27,377)	(53,252)
Repayments	(332,084)	(146,860)
Write-offs of uncollectible loans	---	---
Foreclosures	(1,276,444)	(2,570,099)
Balance, as reported in Consolidated Balance Sheet	$1,054,832	$2,690,737

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	Mortgage notes receivable

Mortgage notes receivable are stated at their outstanding principal balance.  Interest on the mortgages is due monthly and principal is usually due as a balloon payment at loan maturity. As of September 30, 2010, there were two (2) loans totaling $23,318 of principal and $0 of interest that were delinquent over 60 days. As of December 31, 2009, there were three (3) loans totaling $1,064,984 of principal and $5,016 of interest that were delinquent over 60 days. These loans do not accrue interest in agreement with the Company’s policy on revenue recognition.

Mortgage notes that have been modified from their original terms are evaluated to determine if the loan meets the definition of troubled debt restructuring. As of September 30, 2010 and December 31, 2009, there were no loan modifications that affected the recognition of revenue or required the Company to recognize impairment of a mortgage note receivable.

As of September 30, 2010 and December 31, 2009, the Company had no impaired loans and one loan with a carrying value of $302,710 which was considered impaired, respectively. Management has reserved a loan loss allowance sufficient to absorb losses that may result from mortgage note receivable foreclosures.

6.	Allowance for loan losses

The allowance for loan losses is based on the fair value of the related collateral, since all loans subject to this measurement are collateral dependent.  Management believes a $20,000 and $310,000 allowance for loan losses are adequate to protect against potential losses inherent in mortgage notes receivables as of September 30, 2010 and December 31, 2009, respectively. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses follows:

	Nine months Sept. 30, 2010	Twelve months Dec. 31, 2009
Provision for loan losses	$12,710	$164,794
Write-offs of uncollectible loans (net)	(302,710)	(574,794)
Total adjustments to allowance	(290,000)	(410,000)
Balance, beginning of period	310,000	720,000
Balance, as reported in Consolidated Balance Sheet	$20,000	$310,000

7.	Real estate owned

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

As of January 1, 2009, the Company owned five properties. During 2009, the Company foreclosed on four properties. As of December 31, 2009, the Company owned nine properties with a reported value of $6,714,174 and senior liens of $4,487,940. Six properties were held for sale with a reported value of $3,861,755 and senior mortgage liens of $2,489,563. Three properties were held for investment with a reported value of $2,852,419 and senior mortgage liens of $1,998,377. During the nine months ended September 30, 2010, the Company foreclosed on three properties, wrote off one property, and had five properties sell. The Company’s six properties are held for sale and have a reported value of $4,248,486 and senior liens of $2,112,947.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

7.	Real estate owned (continued)

A reconciliation of the real estate owned follows:

	Nine months Sept. 30, 2010	Twelve months Dec. 31, 2009
Balance, beginning of period	$6,714,174	$5,086,781
Add: Foreclosed mortgage notes, (net of reserve)	2,381,286	4,135,468
Add: Investments	12,015	71,900
Less: Write-downs of property (non-cash)	(1,032,645)	(2,269,128)
Less: REO Sold	(3,926,520)	---
Less: Depreciation of real estate held for investment .	(69,280)	(47,581)
Change in deferred carrying costs .	169,456	(263,266)
Balance, as reported in Consolidated Balance Sheet	$4,248,486	$6,714,174

8.	Senior Mortgage Debt

Senior mortgage debt is the estimated financing liability attached to a real estate asset acquired by the foreclosure of the Company’s junior financing. The senior mortgage debt’s balance and terms are often unavailable at the time of foreclosure.  Because the Company is not the legal borrower, the senior mortgage debt’s agents assert that this information can not be disclosed on account of the borrower’s privacy rights. Different jurisdictions often have different privacy regulations and disclosure of the legal borrower’s obligations is complicated by competing, if not conflicting jurisdictional claims of the note, property, borrower, servicing agent, senior debt owner, new property owner and federal regulations.

The Company must also proceed cautiously in disclosing its position as the new property owner to the senior mortgage debt’s owner or agents.  Many notes have acceleration clauses that may be activated by transfer, sale or foreclosure on the property. Although California law is generally written to prevent a senior mortgage debt from acceleration on account of foreclosure, every situation is different and the costs of defending the notes accelerated maturity could easily exceed the potential recovery from monetizing the foreclosed asset’s estimated residual equity. Due to the frequency of senior loan modifications and the frequency of misleading or inaccurate information provided by former owners or agents, the Company does not provide the individual terms or balances of its REO senior mortgage debt.

9.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010:

	Sept. 30, 2010	Level 1	Level 2		Level 3
Asset:
Marketable securities – Available for sale	$181	$181		---	---
Mortgage notes receivable (non-recurring)	---	---		---	---
Real estate owned (non-recurring)	$1,903,437	---		---	$1,903,437
Total	$1,903,618	$181	$	---	$1,903,437

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

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	Fair Value Measurements (continued)

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

10.	Preferred, common and treasury stock

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

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

10.	Preferred, common and treasury stock (continued)

As of January 1, 2010, the Trust’s net Preferred Stock outstanding shares were 196,901. During the first nine months of 2010, no Preferred Stock shares were purchased. As of September 30, 2010, the Trust’s net Preferred Stock outstanding shares were 196,901.

As of January 1, 2010, the Trust’s net Common Stock outstanding shares were 351,882. During the first nine months of 2010, 400 shares of Common Stock were purchased and no options were exercised. As of September 30, 2010, the Trust’s net Common Stock outstanding shares were 351,482.

11.	Related party transactions

On March 26, 2010, the Company’s Chairman and Chief Executive Officer provided the Company a $50,000 loan. The loan had a simple interest rate of 9.99% per annum, was pre-payable at any time, and had a term of 55 days. The loan was paid in full on May 4, 2010.

12.	Earnings per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the nine months ended September 30, 2010 and 2009:

	2010	2009
Numerator:
Net income (loss)	$(961,905)	$(396,136)
Preferred dividends	-	-
Net income (loss) available to common stockholders	$(961,905)	$(396,136)
Denominator: Basic weighted average shares	351,482	360,221
Dilutive effect of options	-	-
Diluted weighted average shares	351,482	360,221
Basic earnings per common share	$(2.74)	$(1.10)
Diluted earnings per common share	$(2.74)	$(1.10)

13.	Wages and Benefits

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

14.	Legal Proceedings

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

During May 2010 the Company was named as a defendant in a complaint alleging fraudulent transfer of mortgage loans and aiding and abetting fraud.  The Company believes that the plaintiff’s actions are without merit and will seek dismissal of all complaints and reimbursement for reasonable legal costs and fees.

During June 2010 the Company was named as a defendant in a complaint alleging damages for multiple violations associated with ELC foreclosure on a parcel adjacent to and encapsulating the plaintiff’s interest in a Deed of Trust.

EASTERN LIGHT CAPITAL, INCORPORATED

Notes to Condensed Consolidated Financial Statements
(unaudited)

14.	Legal Proceedings (continued)

The Company believes that the plaintiff’s actions are without merit and will seek dismissal of all complaints and reimbursement for reasonable legal costs and fees.

During the third quarter of 2010, a former officer of the Company alleged wrongful termination. The Board of Directors has reviewed these allegations and determined they are unfounded.

15.	Subsequent Events

During the fourth quarter of 2010, a $250,000 receivable was paid in full.

On November 5, 2010, the NYSE Amex extended ELC's November 8, 2010 compliance listing deadline until December 15, 2010 for the Company’s conversion of its Series A Preferred Stock into Common Stock. A second compliance listing requirement that on or before November 7, 2011 ELC attains total common share book value of at least $6,000,000 remains unchanged.

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

Preparation of the Company’s condensed consolidated financial statements is based upon the operating results of Eastern Light Capital, Incorporated (the “Trust”) and WrenCap Funding Corporation (“WCFC”). Management’s discussion and analysis of the results of operations for the three and nine months ended September 30, 2010 and 2009 follows:

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

The current real estate market is characterized by uncertainty in the availability of credit and the expected trend in residential property valuations.  Due to these uncertainties the Company has focused on debt reduction in lieu of new investments in residential mortgages.  The current conditions are expected to remain in place for an undetermined period.  On occasion the Company may make investments in marketable securities, REIT permissible assets, and other income producing investments.

The recent financial crisis has affected the Company’s business by diminishing the credit quality of existing borrowers, lowering residential property values and increasing borrower delinquencies.  These factors have led to increased foreclosures and real estate owned (“REO”) balances.

Mortgage investments are reported as mortgage notes receivable and held until prepayment, maturity, sale, or foreclosure. As of September 30, 2010 the mortgage portfolio totaled $1,054,832 consisting of 8 loans of which $23,318 or 2% of the portfolio loan value were delinquent. As of September 30, 2010, the Trust held six properties totaling $4,248,486 as REO. A residential equity value of $2,135,539 is attributable to four REO’s. Residual equity value is the recorded asset value in excess of the REO’s senior mortgage debt. Two REO’s are recorded at their senior mortgage debt balance of $1,427,849, have no residual equity value and are not expected to produce a gain or a loss upon disposition.

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

During December 2010 the Trust plans to hold a special shareholder meeting to vote upon the conversion of Series A Preferred Stock into Common Stock. The purpose of the Preferred Stock to Common Stock conversion is to simplify the Company’s capital structure. The Company does not believe that it can maintain consistent profitability as a publicly listed entity without additional equity capital. A simpler capital structure may allow the Company to raise additional equity capital. Additional information is provided in the Preliminary Schedule 14A filed with the Securities and Exchange Commission (“SEC”). The Company is working to finalize a Definitive Schedule 14A for the special shareholder meeting.

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

Loan Origination. During 2009 and the nine months ended September 30, 2010, the Company did not make or acquire any new loans. Prospectively, loans may be internally originated or acquired from unaffiliated third parties.

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

Loan Portfolio and Allowance for Loan Losses. As of September 30, 2010, the Company’s loan portfolio included 8 loans totaling $1,054,832 of which two loans totaling $23,318 representing 2% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $20,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2009, the Company’s loan portfolio included 13 loans totaling $2,690,737 of which 3 loans totaling $1,064,984 representing 39% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management had established a loan loss reserve of $310,000, if it is necessary to foreclose upon the mortgage loans.

The Company may issue loan commitments on a conditional basis and will fund such loans upon removal of all conditions.  The Trust did not have any commitments to fund loans as of September 30, 2010 and December 31, 2009.

As of September 30, 2010, the following table summarizes the Company’s outstanding repayment obligations:

Maximum Other Commercial Commitments (a) As of September 30, 2010	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Margin Loan	-	-	-	-	-
Lease Commitment	$77,813	$71,192	$6,621	-	-
Standby Repurchase Obligations	-	-	-	-	-
Total Commercial Commitments	$77,813	$71,192	$6,621	-	-

(a)
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended September 30, 2010 and 2009.  Revenues for the third quarter decreased to $45,318 as compared to $114,385 for the same period in the prior year. The decrease in revenue was due to a decrease in interest income of $32,482 and a decrease in rental income of $26,300. The decrease in interest income was the result of a smaller loan portfolio. The decrease in rental income was the result of increased vacancies to facilitate REO sales. During the three months ended September 30, 2010 one REO sold. During the three months ended September 30, 2009 no REO sold.

Expenses for the third quarter decreased $190,635 to $235,116 as compared to $425,751 for the same period in the prior year. The decrease in expenses primarily resulted from a decrease of $166,936 in REO expenses. Wages and salaries decreased $11,743 from $106,865 to $95,122 in the current period due to fewer employees and reduced bonuses.

Nine months ended September 30, 2010 and 2009.  Revenues for the first nine months decreased $190,486 to $130,857 as compared to $321,343 for the same period in the prior year. The decrease in revenue is due to the decrease in interest income of $94,217 due to a smaller loan portfolio and a lower weighted average interest rate. The decrease in rental income of $72,331 from $104,281 to $31,950 is due to increased vacancies to facilitate REO sales. During the nine months ended September 30, 2010, six REOs sold. During the nine months ended September 30, 2009, no REOs sold.

Expenses for the nine months ended September 30, 2010 decreased $118,140 to $963,583 compared to $1,081,723 for the same period in the prior year. During the first nine months of 2010, there was an increase in REO impairment costs of $257,645. Approximately $250,000 of the REO impairment expenses is attributable to the estimated decline in the fair market value of a luxury REO.  The rest of the 2010 nine month expenses declined resulting in a net decrease. Expenses of real estate owned declined $160,635 due to reduced maintenance, interest expenses declined $24,169 due to the repayment of all Company borrowings in 2009 (the Company has senior mortgage debt from foreclosures that is being served), provisions for loan losses declined $42,084 from due to generally more stable market conditions in non-luxury residential home prices,  wages and salaries declined $44,411 due to fewer employees and reduced bonuses, and general and administrative expenses declined $45,516 due to normal expenditure fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2010 and the sale of investment mortgages will be sufficient to meet the liquidity needs of the Company’s business for the next twelve months.

Nine months ended September 30, 2010 and 2009. As of January 1, 2010 and 2009, the Trust had $227,944 and $1,974,687 of cash and cash equivalents, respectively. During the nine month period ended September 30, 2010, cash and cash equivalents increased by $147,109.  During the nine month period ended September 30, 2009, cash and cash equivalents decreased by $1,613,378. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2010 and 2009 were $375,053 and $361,309, respectively.

The following summarizes the changes in net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities.

Net cash (used in) operating activities during the nine months ended September 30, 2010 and 2009 was ($258,069) and ($283489), respectively. During the first nine months of 2010, net cash used from operating activities was primarily the result of the ($961,905) net loss for the period, but offset by $1,032,645 of non cash REO impairment expenses and a 253,020 decline in accounts receivable, while a decrease in allowance for doubtful accounts used $453,974. During the first nine months of 2009, the net cash provided by operating activities came from a number of sources.  Net income used ($396,136), provision for loan losses provided $54,794, realized marketable securities transactions provided $137,883, reduced accounts receivable provided $184,268 and the primary use of cash was a ($400,000) non cash gain from the retirement of Company debt at a discount.

Net cash provided from investing activities for the nine months ended September 30, 2010 and 2009 was $4,358,622 and $338,375, respectively. During the first nine months of 2010, the proceeds from REO transactions provided $4,011,176 and proceeds from mortgage notes receivable principal payments provided $359,461. During the first nine months of 2009, investments in marketable securities provided $74,894, REO proceeds provided $76,411, while principal collected from mortgage notes receivable generated $187,070.

Net cash (used in) financing activities during the nine months ended September 30, 2010 and 2009 was ($3,953,444) and ($1,668,264) respectively.  During the first nine months of 2010, the senior mortgage debt payable used ($3,952,001). During the first nine months of 2009, the repayment of Company bank loans used ($1,605,184).

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

PART II

OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

During January 2010, a former mortgage holder filed an appeal of a previously dismissed case. The former mortgage holder continues to allege that the Company made a fraudulent loan to him by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan, since there was insufficient equity in the primary property used as collateral for the loan. The Company believes the former mortgage holder’s action is without merit and is seeking a dismissal of all complaints and reimbursement for reasonable costs and fees.

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

During the third quarter of 2010, a former officer of the Company alleged wrongful termination. The Board of Directors has reviewed the veracity of these allegations and determined them to be unfounded.

ITEM 1A     RISK FACTORS

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 1B     UNRESOLVED STAFF COMMENTS

During the second quarter of 2010 the Company received a Securities and Exchange Commission (“SEC”) comment letter after a review of its Form 10-K for the year end December 31, 2009.  The Company provided an initial response.  The SEC had additional comments on Form 10-Q for the three months ended March 31, 2010 and the Company responded. The Company is awaiting the SEC’s response.

ITEM 2       CHANGES IN SECURITIES

No common shares were purchased for treasury stock during the three month period ended September 30, 2010. No preferred shares were purchased for treasury stock during the three month period ended September 30, 2010.

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

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

 (b)           Reports on Form 8-K.

Form 8-K was filed on:
•	July 1, 2010 due to the press release announcing results of the annual shareholder meeting held on June 30, 2010.

•	August 2, 2010 due to the Company receiving a letter from the NYSE Amex Accepting Eastern Light's Plan to Meet Continued Listing Standards on July 30, 2010.

•	August 25, 2010 due to the press release of August 24, 2010 announcing financial results for the second quarter of 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EASTERN LIGHT CAPITAL, INCORPORATED

Date: November 29, 2010	/s/ Richard J. Wrensen
Richard J. Wrensen
President, Chief Executive Officer and Chief Financial Officer

/s/ Andrea Barney
Andrea Barney
Principal Accounting Officer and Controller