Form 10-K
period 2010-12-31
EASTERN LIGHT CAPITAL, INC.
filed 2011-04-15
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on June 1, 2011 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I	3
FORWARD LOOKING STATEMENTS	3
ITEM 1. BUSINESS	3
General	3
MORTGAGE INVESTMENT BUSINESS	3
General	3
Mortgage Loan Portfolio	3
Financing	4
MORTGAGE BANKING BUSINESS	4
General	4
HEDGING	4
SERVICING	5
Servicing Portfolio	5
Geographical Distribution	5
Interest	5
Maturity	5
Delinquencies	6
REGULATION	6
STRATEGY AND COMPETITION	6
EMPLOYEES	7
ITEM 1A. RISK FACTORS	7
ITEM 2. PROPERTIES	7
ITEM 3. LEGAL PROCEEDINGS	7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
PART II	8
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8
ITEM 6. SELECTED FINANCIAL DATA	9
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
OVERVIEW	10
RECENT ACCOUNTING PRONOUNCEMENTS	10
CRITICAL ACCOUNTING POLICIES	10
Operating Strategy	12
Loan Origination	12
Asset Management	12
Contingencies and Commitments	12
RESULTS OF OPERATIONS	13
YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009	13
LIQUIDITY AND CAPITAL RESOURCES	13

LIQIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2010	13
LIQIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2009	14
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
Market Risk	14
Asset and liability Management	15
ITEM 8. FINANCIAL STATEMENTS	15
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 9A(T). CONTROLS AND PROCEDURES	15
Evaluation of Disclosure Controls and Procedures	15
Management's Report on Internal Control Over Financial Reporting	15
Changes in Internal Control Over Financial Reporting	17
ITEM 9B. OTHER INFORMATION	16

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	16
DIRECTORS
AUDIT COMMITTEE - FINANCIAL EXPERTS	16
EXECUTIVE OFFICERS	16
ITEM 11. EXECUTIVE COMPENSATION	16
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	16
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	17
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	17
PART IV.	17
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	17
(a) Financial Statements	17
(b) Financial Statement Schedules	17
(c) Exhibits	17
(d) Reports on Form 8-K	18
(e) Miscellaneous Exhibits	18
SIGNATURES	19

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

The Trust is a specialty mortgage finance company organized as a Real Estate Investment Trust (“REIT”). Historically the Trust has emphasized the Mortgage Investments Business and CAFC has emphasized the Mortgage Banking Business.  On March 31, 2006, CAFC suspended the origination of new investment mortgages for the Trust and the origination of new mortgages for subsequent sale into the secondary mortgage market. By year end 2006, CAFC’s unsold mortgages originated for secondary market sale were sold to the Trust.  As of December 31, 2010, the Trust’s investments are primarily high loan-to-value, collateral-oriented, non-conforming residential mortgage loans with limited secondary market appeal.

MORTGAGE INVESTMENT BUSINESS

General
The Trust’s Mortgage Investment Business, principally acquired non-conforming residential mortgage loans, which at the time of investment had a maximum 75% combined loan-to-value ratio. Both first and second mortgage loans were acquired. Income is primarily earned from mortgage interest and mortgage fees. These investments are financed with stockholders’ equity and institutional borrowings.

Mortgage Loan Portfolio
As a matter of investment policy, all loans originated or purchased for the Trust’s portfolio had a combined loan-to-value, at the time of acquisition, of not more than 75% of the collateral’s value. Mortgage loans that defer part of the interest payment (negative amortization) are not acquired if the maximum deferred payment balance, when added to the original mortgage balance, exceeds 75% of the collateral’s value at the time of origination. The collateral’s value is verified by independent appraisal.

As of December 31, 2010, the Mortgage Investment Business loan portfolio totaled $1,046,284 with an average loan size of $130,786, an average weighted yield of 8.04%, a weighted average adjusted maturity of 23 months and a weighted average combined loan-to-value ratio of 65% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. As of December 31, 2009, the Mortgage Investment Business loan portfolio totaled $2,690,737 with an average loan size of $206,980, an average weighted yield of 8.98%, a weighted average adjusted maturity of 31 months and a weighted average combined loan-to-value ratio of 71% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 61% of the portfolio’s dollar value and second deeds of trust comprised 39%. The mortgage loans are concentrated in California.

Financing
The Mortgage Investment Business is currently financed by the stockholders’ equity. The Bylaws restrict the encumbrance of the Company’s assets to four (4) times its total stockholders’ equity after excluding financing obtained by WCFC. Lines of credit consistent with the financing objectives described herein may be sought.

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

Currently, residential mortgage banking activity is depressed by both historical and mid-2000 standards. Despite a generally favorable interest rate environment, the nationwide decline in home prices has reduced the pool of potential refinancings and the depressed level of home sales activity has limited the demand for purchase financings.

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

SERVICING

The Company’s mortgage loans include mortgage servicing rights. Any mortgage loan sold by the Company is sold with the loan’s mortgage servicing rights released. The Company does not separately acquire or maintain servicing rights.  Loan servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of improvement holdbacks, interest, taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The Company services its own loans.

Servicing Portfolio
The following tables set forth certain information regarding the Trust’s Mortgage Investment Business servicing portfolio of loans for the years ended December 31.

	2010	2009
Beginning servicing portfolio	$2,690,737	$5,460,948
Loans added to the servicing portfolio	---	---
Loans sold, servicing released and principal paydowns (1)	1,644,453	2,770,211
Ending servicing portfolio	$1,046,284	$2,690,737
Number of loans serviced	8	13
Average loan size	$130,786	$206,980

(1)      Includes normal loan payoffs, prepayments, principal amortization and foreclosures.

Geographical Distribution
The following table sets forth the geographic distribution of the Trust’s Mortgage Investment Business servicing portfolio for the years ended December 31.

	2010		2009
State	Number of loans	$-% of Portfolio	Number of loans	$-% of Portfolio
CA	7	88%	11	86%
Other	1	12%	2	14%
Totals:	8	100%	13	100%

Interest
The weighted average interest for the Trust’s Mortgage Investment Business portfolio of loans at December 31, 2010 was 8.04% and at December 31, 2009 was 8.98%.

Maturity
The weighted average adjusted maturity of the Trust’s Mortgage Investment Business portfolio of loans at December 31, 2010 was 23 months and at December 31, 2009 was 31 months. The following table shows the Trust’s maximum scheduled loan maturities for the years ended December 31.

	2010		2009
Terms of Loans	Amount of loans	$-% of Portfolio	Amount of loans	$-% of Portfolio
0-12 months	374,113	36%	1,012,235	38%
13-24 months	320,708	31%	341,117	13%
25-36 months	---	0%	326,050	12%
37-48 months	---	0%	---	0%
Over 48	351,463	33%	1, 011,335	37%
Totals:	$1,046,284	100%	$2,690,737	100%

Delinquencies
The following table shows the Trust’s Mortgage Investment Business delinquency statistics for its servicing portfolio for the years ended December 31.

	2010			2009
Loans Delinquent For:	Number of loans		$-% of Portfolio	Number of loans		$-% of Portfolio
31-60 days	0		0%	0		0%
61-90 days	0		0%	0		0%
91 days +	2	(1)	2%	3	(2)	39%
Totals:	2		2%	3		39%

(1)	None of the 91 days+ delinquent loans were satisfied or brought current by April 11, 2011.
(2)	None of the 91 days+ delinquent loans were satisfied or brought current by April 12, 2010, while two of the loans were scheduled for Trustee Sale in the second quarter of 2010.

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

On April 1, 2011, the Dodd Frank Wall Street Reform and Consumer Protection Act (“Act”) became effective. The Act is very broad and will affect a wide array of financial institutions practices, including residential mortgage marketing, underwriting, disclosure, and compensation. The Act also creates the Consumer Financial Protection Bureau as an agency to implement, regulate, and enforce additional consumer lending laws and mortgage servicing compliance standards. The effect of this legislation on the mortgage investment and mortgage banking business is undeterminable.

Additionally, there are various state and local laws and regulations affecting the Company. Mortgage operations also may be subject to applicable state usury statutes. The Company believes that it is in material compliance with all rules and regulations to which it is subject.

STRATEGY AND COMPETITION

The Mortgage Investment Business faces competition from other financial institutions, including but not limited to banks, specialty finance companies and private mortgage investors. Many of the institutions with which the Company competes have significantly greater financial resources. Management also believes the Act imposes additional regulatory and competitive disadvantages on smaller mortgage investment and mortgage banking companies. The appropriate diversification of the Company’s assets into other real estate investment trust permissible assets will be considered. The Company will also consider alternative investment strategies that deemphasize real estate and mortgage investments.

EMPLOYEES

At December 31, 2010, the Company had two full time employees. At December 31, 2009 the Company had two full time and one part time employee. The Company’s employees are not subject to a collective bargaining agreement and the relationship with its employees is good.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are described in Note 17 to the Consolidated Financial Statements which is included in the Form 10-K under the caption “Legal Proceedings and Contingencies”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The quarterly high and low sale prices of the Common Stock as quoted on the American Stock Exchange for the last two years follows:

Year	Quarter	High	Low	Dividend per Common Share
2009	1st	4.75	4.12	0.00
	2nd	5.44	4.10	0.00
	3rd	4.94	3.53	0.00
	4th	4.58	3.80	0.00
2010	1st	3.91	2.70	0.00
	2nd	3.20	2.65	0.00
	3rd	4.50	3.16	0.00
	4th	5.42	3.64	0.00
2011	Jan.1 – March 31	5.05	4.00	0.00

On December 31, 2010, there were approximately 180 stockholders of record (including holders who are nominees for an undetermined number of beneficial owners as one stockholder).

To maintain its qualification as a REIT, annual distributions to stockholders of at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined after the application of any net operating loss carry forward, without regard to the deduction for dividends paid and excluding any net capital gains or loan loss reserves, are required. Quarterly the Board of Directors meets to determine dividend distributions. The dividend policy is subject to revision at the discretion of the Board of Directors. Any distributions in excess of those required to maintain REIT status will be made at the discretion of the Board of Directors and will depend on the financial condition of the Company and such other factors as the Board of Directors deems relevant.

The Board of Directors has not established a minimum distribution level. During 2010 and 2009, no dividends were declared and paid. Distributions to stockholders are generally taxable as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. Since 2005, the Company has incurred taxable losses, also known as Net Operating Losses (“NOL”).  NOL’s may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance.  The Internal Revenue Service waives mandatory dividend payments until allowable NOLs are recovered.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited consolidated financial statements of the Company.

The historical financial information is not necessarily indicative of future operations and should not be so construed. The selected financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	Year Ended December 31
Financial Summary	2010	2009	2008	2007	2006

Operations:

Revenue	$172,508	$388,581	$656,578	$1,114,958	$2,478,609
Net income (loss)	(1,392,097)	(2,768,594)	(619,718)	(2,939,689)	(1,631,428)

Data:

Weighted average basic loss/share	$(3.96)	$(7.73)	$(1.64)	$(7.73)	$(4.28)
Weighted average diluted loss/share	$(3.96)	$(7.73)	$(1.64)	$(7.73)	$(4.28)

Consolidated Balance Sheet Data:

Mortgage notes receivable	$1,046,284	$2,690,737	$5,460,948	$11,144,365	$17,121,939
Total assets	5,633,446	9,431,732	12,229,797	12,169,179	18,204,100
Total liabilities	2,308,234	4,719,972	4,687,254	3,955,164	7,049,874
Stockholders’ equity	3,325,212	4,711,760	7,542,543	8,214,015	11,154,226
Common share equity	(1,957,475)	(570,927)	2,259,856	2,931,328	5,871,539
Common shares	351,482	351,882	366,532	380,532	380,532

[INTENTIONALLY LEFT BLANK]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been publicly traded.

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

The current real estate market is characterized by both a lack of available credit and declining residential property valuations.  Due to these conditions the Company’s focus on selling real estate owned (“REO”) is highly challenging. The current conditions are expected to extend through calendar year 2011.

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

Mortgage investment loans are reported as mortgage notes receivable and held until prepayment, maturity or foreclosure. As of December 31, 2010, the Mortgage Investment Business portfolio totaled $1,046,284, consisting of 8 loans, of which 2 loans totaling $23,318 or 2% of the portfolio loan value were delinquent over 60 days. As of April 11, 2011, none of the delinquent loans was brought current or paid off and two loans totaling $23,318 or 2% of the December 31, 2010 portfolio balance remained delinquent.  As of December 31, 2010, the Trust held six properties as real estate for sale. During 2011, the Company is focusing on liquidating its REO assets. The monetization of REO assets is an important source of liquidity for the Company in 2011.

As of December 31, 2009, the Mortgage Investment Business portfolio totaled $2,690,737, consisting of 13 loans, of which 3 loans totaling $1,064,984 or 39% of the portfolio loan value were delinquent over 60 days. As of April 12, 2010, none of the delinquent loans was brought current or paid off and three loans totaling $1,064,984 or 39% of the December 31, 2009 portfolio balance remained delinquent.  As of December 31, 2009, the Trust held nine properties as real estate for sale.

RECENT ACCOUNTING PRONOUNCEMENTS

These are incorporated by reference in the Financial Statement Footnotes.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company’s significant accounting policies are described in the notes to the financial statements.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

The following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the consolidated financial statements and are not presented in their relative order of importance.

Revenue recognition.  Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans.  Management reviews the likelihood that a loan will be repaid when the payment of principal or interest is delinquent over two payments.  For these delinquent loans, Management may establish an allowance for loan losses to protect against principal losses in the loan portfolio and an allowance for doubtful accounts to protect against losses from accrued interest. If the mortgage’s collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, additional interest is not accrued.  Loan origination income and extension fees are deferred and recognized over the remaining life of the loan as interest income on the interest method. Rental income is recognized as it is earned.

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

Allowance for Doubtful Accounts. Management reviews its accounts receivable periodically and the Company establishes an allowance for  receivables that may not be collectible. Management exercises judgment in establishing the allowance and the Company’s actual losses may differ from the estimate.

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

During 2009, the repayment of mortgage notes receivable and the monetization of non-performing assets reduced institutional borrowings by $2,000,000 to $0. During 2010, other than senior mortgage debt, institutional borrowings remained at $0.

The Company’s current investment policies include other REIT permissible assets in addition to residential mortgage loans. The Company may consider de-REITing to enhance shareholder value.

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

Pursuant to the Stockholder’s vote, on December 29, 2006, the Board of Directors terminated the Former Manager. The Former Manager and the Company’s mortgage banking operations accounted for 100% of the loans acquired by the Trust in 2006.  Subsequently, the Company has not acquired any loans from third parties or the Former Manager.

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

Contingencies and Commitments
The allowance for loan losses is based on estimates, primarily based on the borrower’s payment record and the Company’s loan, lien position, and the fair value of the real property securing the loan. The Company analyzes the anticipated sales price of the foreclosed property that includes a discount from the latest appraised value of the property, less the sum of priority liens, costs of disposition, the face amount of the Company’s mortgage loan and accrued interest receivable. As of December 31, 2010 and 2009, the Company reserved an allowance for loan losses of $20,000 and $310,000, respectively.

Allowances for doubtful accounts are estimated reserves for the collectability of other receivables. As of December 31, 2010 and 2009, the Company reserved an allowance for doubtful accounts of $0 and $453,974, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues for the year ended December 31, 2010 decreased to $172,508 as compared to $388,581 for 2009.  During 2010, interest income declined $106,662 due to ELC’s smaller loan portfolio as well as lower interest yields.  Due to the suspension of mortgage banking operations in 2006, there was no loan origination income and service release premiums in 2010 and 2009.

Expenses for the year ended December 31, 2010 decreased to $1,435,426 as compared to $3,724,229 for the previous year. The decrease in 2010 compared to 2009 is primarily due to reduced impairment of real estate expenses of $2,013,829, the decrease in wages of $79,062 (due to a reduction in personnel), and reduced real estate owned expenses of $109,986 (due to fewer REO properties).

During 2010, there was a loss from real estate owned of $93,048 impairment of real estate owned of $457,645 and real estate expenses of $60,808. During 2009, there was a gain from the retirement of debt of $400,000, impairment of real estate owned of $2,269,128 and real estate expenses of $170,794.

Net Loss for the year ended December 31, 2010 was $1,392,097. Net Loss for the year ended December 31, 2009 was $2,768,594.

At year ended December 31, 2010, the Company’s mortgage notes receivable balance was $1,644,453 less than the mortgage notes receivable balance for the year ended December 31, 2009.  At year ended December 31, 2010, the real estate owned balance was $2,665,428 less than the year ended December 31, 2009 balance.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that existing cash balances, cash flow from operations,  mortgage loans payments, the net proceeds of REO sales, additional credit facilities that may be obtained during 2011 and, if necessary, the limited sale of investment mortgages will be sufficient to meet the liquidity needs of the company’s businesses for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2010

As of January 1, 2010, the Trust had $227,944 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at December 31, 2010 were $269,911. The following summarizes the changes in net cash used in operating activities, net cash provided by investing activities and net cash used in financing activities.

The principal source of the Trust’s increased liquidity was from investing activities. The primary use of cash was operating and financing activities.

Net cash used by the operating activities during the year ended December 31, 2010 was $826,377. A change in accounts receivable provided $463,031 and an impairments of real estate owned provided $457,645.

Net cash of $4,092,514 was provided by investing activities. Decreased mortgage notes receivable provided $368,009 and proceeds from real estate owned provided $3,926,520.

Net cash used in financing activities during the year ended December 31, 2010 was $3,224,172.  Payments of senior mortgage loans payable of $3,222,727 and treasury stock purchases of $1,445 were the uses of cash from financing activities.

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

Interest Risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of the Trust’s portfolio. The majority of the Company’s loans are fixed-rate loans. The Company’s loans are valued on the December 31, 2010 balance sheet at the lower of cost or market.

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

On account of the relatively short adjusted weighted average maturity of the mortgage investment portfolio, a variety of financial instruments available to limit the effects of interest rate fluctuations on its operations have not been utilized. The use of these types of derivatives (such as interest rate swaps, caps, floors and other interest rate exchange contracts) to hedge interest-earnings assets and/or interest-bearing liabilities carry risks, including the risk that the net losses on a hedge position may exceed the amount invested in such instruments.  As the level of variable rate mortgage financing of the portfolio increases or the weighted average maturity of the portfolio increases, the Company may utilize a variety of financial instruments to limit the effects of interest rate fluctuations.

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

Concentration Risk. Concentration risk is the exposure to loss associated with declines in assets that are geographically homogenous. In excess of 90% of the Company’s real estate assets are located in California. The Company is subject to economic risks associated with their physical concentration within the state of California as well as risks associated with the California economy.

Asset and Liability Management
Asset and liability management is concerned with the timing and magnitude of the maturity of assets and liabilities. In general, management’s strategy is to approximately match the term of the mortgage investment portfolio’s liabilities to the portfolio’s adjusted weighted average maturity.

The majority of the investment mortgage loans pay a fixed rate and the income from such assets are relatively unaffected by interest rate changes. During 2010, no recourse interest bearing liabilities were outstanding. Non-recourse senior mortgage debt liabilities, however, have a priority claim specifically limited to the foreclosed upon real estate (REO).

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principals  generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with the authorization of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting is effective as of December 31, 2010.

Our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, have implemented internal procedures to continually improve the effectiveness of the Company’s internal control over financial reporting.  Based on these policy changes, our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, expects that our internal control over financial reporting will continue to be effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2011 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

The following financial statements of the Company included in Appendix F are incorporated by reference in Item 8 of this report:

(b)           Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	FS-19
Schedule IV – Mortgage Loans on Real Estate	FS-19

(c)           Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation and Amendment No. 1 (1)
3.2	Bylaws of the Registrant (1)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
4.1	Form of Stock Certificate of Common Shares of the Registrant (2)
10.2	Form of Indemnity Agreement between the Registrant and its Directors and Officers (1)
24.7	Power of Attorney of Richard J. Wrensen (4)
31.1	Sarbanes Certification of Richard J Wrensen
31.2	Sarbanes Certification of Andrea Barney
32.1	Sarbanes Certification

(1)	These exhibits were previously contained in Registrant’s Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

(2)
These exhibits were previously contained in Amendment No. 1 to the Registrant’s Registration Statement filed on Form S-11 with the Commission on January 15, 1997, and are incorporated by reference herein.

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(d)           Reports on Form 8-K

Form 8-K was filed on:

•	On October 22, 2010 due to the press release regarding unusual market activity in the Company’s common shares.
•
On November 12, 2010 due to the press release regarding the NYSE Amex extension of the Company’s plan to satisfy a $1 million market value requiring publically held common shares until December 15, 2010.

•	On November 23, 2010 due to the press release of preliminary earnings and the requested extension to file Form 10-Q
•	On November 30, 2010 due to the press release regarding the Company’s timeline to file Form 10-Q for the period ending September 30, 2010 and to regain compliance with the NYSE Amex list requirements.
•
On December 20, 2010 due to the press release regarding the NYSE Amex extension of the Company’s plan to satisfy a $1 million market value requiring publically held common shares until February 11, 2011.

•	On December 23, 2010 due to the press release regarding unusual market activity in the Company’s common shares.

(e)           Miscellaneous Exhibits

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Eastern Light Capital, Incorporated

April 15, 2011

/s/ Richard J. Wrensen	/s/ Andrea Barney
Richard J. Wrensen	Andrea Barney
Chairman and Chief Executive Officer	Principal Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard J. Wrensen	Dated: April 15, 2011
Richard J. Wrensen
Chairman, Chief Executive Officer President and Chief Financial Officer
/s/ James L. Grainer	Dated: April 15, 2011
James L. Grainer
Director
/s/ Alan R. Jones	Dated: April 15, 2011
Alan R. Jones
Director

/s/ Ace J. Blackburn	Dated: April 15, 2011
Ace J. Blackburn
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastern Light Capital, Incorporated:
San Francisco, California

We have audited the accompanying consolidated balance sheets of Eastern Light Capital, Incorporated and subsidiary (the “Company”), as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/    Armanino McKenna LLP

San Francisco, California
April 15, 2011

EASTERN LIGHT CAPITAL, INCORPORATED
 Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$269,911	$227,944
Marketable securities	191	147
Investments	190,000	-
Prepaid expenses	7,500	-
Accounts receivable	61,686	524,717
Allowance for doubtful accounts	-	(453,974)
Net accounts receivable	61,686	70,743
Notes receivable:
Mortgage notes receivable	1,046,284	2,690,737
Allowance for loan losses	(20,000)	(310,000)
Net notes receivable	1,026,284	2,380,737
Real estate owned	4,048,746	6,714,174
Other assets	29,128	37,987

Total assets	$5,633,446	$9,431,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Senior mortgage debt	$2,112,947	$4,487,940
Other liabilities	195,286	232,032
Total liabilities	2,308,233	4,719,972

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;
213,820 shares issued at December 31, 2010
and December 31, 2009	2,138	2,138
Additional paid in capital - preferred stock	5,509,728	5,509,728
Less treasury stock: 16,919 preferred shares at
December 31, 2010 and December 31, 2009 at cost	(229,179)	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized;
500,432 shares issued at December 31, 2010
and December 31, 2009	5,005	5,005
Additional paid in capital - common stock	9,415,696	9,408,747
Less treasury stock: 148,950 and 148,550 common shares at
December 31, 2010 and December 31, 2009 at cost	(1,829,141)	(1,827,698)
Accumulated other comprehensive loss	(532)	(576)
Accumulated deficit	(9,548,502)	(8,156,405)

Total stockholders’ equity	3,325,213	4,711,760

Total liabilities and stockholders’ equity	$5,633,446	$9,431,732

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
 Consolidated Statements of Operations
For the Years ended December 31, 2010 and 2009

	2010	2009
REVENUES
Interest income	$113,970	$220,632
Rental income	53,200	137,931
Other income	5,338	30,018
Total revenues	172,508	388,581

EXPENSES
Senior mortgage interest expense	72,736	165,096
Interest expense on loans	-	24,169
Provision for loan losses	12,709	164,794
Provision for doubtful accounts	-	17,297
Expenses of real estate owned	60,808	170,794
Impairment of real estate owned	457,645	2,269,128
Wages and salaries	378,984	458,046
Non-income taxes	54,227	39,204
General and administrative	398,317	415,701
Total expenses	1,435,426	3,724,229

LOSS FROM OPERATIONS	(1,262,918)	(3,335,648)

Gain (loss) from retirement of debt	-	400,000
Gain (loss) on sale of real estate owned	(93,048)	-
Gain (loss) on securities transactions	(36,131)	37,195
Gain (loss) on investments	-	129,859
Total other income (loss), net	(129,179)	567,054

NET INCOME (LOSS)	$(1,392,097)	$(2,768,594)

PREFERRED DIVIDENDS	-	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,392,097)	$(2,768,594)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(3.96)	$(7.73)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(3.96)	$(7.73)

DIVIDENDS PAID PER PREFERRED SHARE	$-	$-

DIVIDENDS PAID PER COMMON SHARE	$-	$-

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
 Consolidated Statements of Changes in Stockholders' Equity
For the Years ended December 31, 2010 and 2009

	Preferred	Preferred	Preferred Additional Paid-in	Common	Common	Common Additional Paid in	Treasury	Accumulated Other Comprehensive	Accumulated		Comprehensive
	Shares	Stock	Capital	Shares	Stock	Capital	Stock	Income (Loss)	Deficit	Total	Loss

BALANCE, JANUARY 1, 2009	196,901	$2,138	$5,509,728	366,532	$5,000	$9,404,245	$(1,991,091)	$334	$(5,387,811)	$7,542,543
Acquisition of treasury stock	-	-	-	(15,050)	-	-	(65,786)	-	-	(65,786)
Net loss	-	-	-	-	-	-	-	-	(2,768,594)	(2,768,594)	(2,768,594)
Issuance of common stock options	-	-	-	400	5	4,502	-	-	-	4,507	---
Unrealized loss	-	-	-	-	-	-	-	(910)	-	(910)	(910)
											$(2,769,504)
BALANCE, DECEMBER 31, 2009	196,901	2,138	5,509,728	351,882	5,005	9,408,747	(2,056,877)	(576)	(8,156,405)	4,711,760
Acquisition of treasury stock	-	-	-	(400)	-	-	(1,443)	-	-	(1,443)
Net loss	-	-	-	-	-	-	-	-	(1,392,097)	(1,392,097)	(1,392,097)
Re-issuance of common stock options	-	-	-	-		6,949	-	-	-	6,949	---
Unrealized gain	-	-	-	-	-	-	-	44	-	44	44
											$(1,392,053)
BALANCE, DECEMBER 31, 2010	196,901	$2,138	$5,509,728	351,482	$5,005	$9,415,696	$(2,058,320)	$(532)	$(9,548,502)	$3,325,213

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
 Consolidated Statements of Cash Flows
For the Years ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,392,097)	$(2,768,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	21,699	47,581
Realized loss on sale of REO	93,048	-
Gain from retirement of debt	-	(400,000)
Stock based compensation expense	6,949	3,054
Provision for loan losses	12,709	164,794
Change in allowance for doubtful accounts	(453,974)	(96,834)
Impairment of real estate owned	457,645	2,269,128
Realized loss on sale of marketable securities	-	114,098
Change in operating assets and liabilities
Change in prepaid expenses	(7,500)	-
Change in accounts receivable	463,031	209,476
Change in other assets	8,859	(7,830)
Change in in other liabilities	(36,746)	181,658
Net cash used in operating activities	(826,377)	(283,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from marketable securities	-	78,031
Proceeds from real estate owned	3,926,520	-
Purchase of investments	(190,000)	-
Capital improvements on real estate owned	(12,015)	(71,900)
Principal collected on mortgage notes receivable	368,009	200,112
Net cash provided by investing activities	4,092,514	206,243

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of senior mortgage loans payable	(3,222,727)	-
Issuance of Common Stock	-	5
Issuance of Common Stock - APIC	-	1,448
Payments of Company loans payable	-	(1,605,184)
Purchase of treasury stock	(1,443)	(65,786)
Net cash used in financing activities	(3,224,170)	(1,669,517)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,967	(1,746,743)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,944	1,974,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,911	$227,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and senior mortgage interest expense	$73,291	$29,353
Cash paid for taxes	$1,798	$12,940

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$1,276,444	$2,570,099
Assumption of senior debt upon foreclosure	$1,162,947	$1,856,244
Write-offs of uncollectible loans	$302,709	$574,794

See accompanying notes to consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

Management has examined the Company’s 2011 cash requirements and believes that existing cash balances, the cash flows from operations, mortgage loans that may be prepaid, additional credit facilities that may be obtained, the sale of investment mortgages and most importantly, the monetization of real estate owned, will be sufficient to meet the Company’s operating requirements through December 31, 2011.

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

Use of estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates are the allowance for loan losses and the valuation of real estate owned.

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

Investments.  The Company purchased an investment in a privately held corporation during 2010.  The investment amounted to $190,000 at December 31, 2010 and is accounted for under the cost method as the Company has no significant influence over the corporation.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Allowance for doubtful accounts. Management reviews its accounts receivable periodically and the Company establishes an allowance for  receivables that may not be collectible. Management exercises judgment in establishing the allowance and the Company’s actual losses may differ from the estimate.

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

Revenue recognition.  Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans.  Management reviews the likelihood that a loan will be repaid when the payment of principal or interest is delinquent over two payments.  For these delinquent loans, Management may establish an allowance for loan losses to protect against principal losses in the loan portfolio and an allowance for doubtful accounts to protect against losses from accrued interest. If the mortgage’s collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, additional interest is not accrued.  Loan origination income and extension fees are deferred and recognized over the remaining life of the loan as interest income on the interest method. Rental income is recognized as it is earned.

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

Concentration of credit risk.The Company holds numerous mortgage notes receivable.  These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. As of December 31, 2010 and 2009, one and three loans representing approximately 12% and 14%, respectively, of the loan portfolio are deeds of trust on residential properties not in California.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

Earnings (Loss) Per Share. In accordance with ASC No. 260 “Earnings Per Share,” the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower (higher) earnings (loss) per share amount. At December 31, 2010, options to purchase shares of common stock below their fair market value trading price are not considered in the diluted earnings per share calculation due to their anti-dilution effect. See Note 14 and 15.

Income Taxes.  The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income.  During 2010 and 2009, the Company expensed $1,798 and $12,940, respectively, for payment of such taxes. Since 2005, the Company incurred taxable losses, also known as Net Operating Losses (“NOL”).  NOL’s may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance.  The Internal Revenue Service waives mandatory dividend payments until prior year’s allowable NOLs are recovered.

The Company has evaluated its current tax positions and has concluded that as of December 31, 2010, the Company does not have any significant uncertain tax positions for which a liability would be necessary.

Reclassifications.  Certain 2009 amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no effect on reported net income or earnings per share.

Recent accounting pronouncements In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivables. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

On April 5, 2011, the FASB issued ASU 2011-12, A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring, providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-12 provides expanded guidance on whether: 1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

4.	Marketable securities

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the years ended December 31, 2010 and 2009, the gain and loss in accumulated other comprehensive income was $44 and $(910), respectively. Trading securities are reported at fair value with realized and unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of December 31, 2010 and 2009, the trading securities account balance was $0. As of December 31, 2010 and 2009, the available for sale securities account balance was $191 and $147, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of December 31, 2010 and 2009, the trading securities account had no borrowings while the available-for-sale securities account also had no borrowings.

5.	Accounts receivable

Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of December 31, 2010 and 2009, accounts receivable were $61,686 and $524,717, respectively. As of December 31, 2010 and 2009, Management believes that an allowance for doubtful accounts of $0 and $453,974, respectively, is adequate protection against the collectability of the receivables as well as the costs associated with possible legal action. During 2010 and 2009, the Company recorded a provision for doubtful accounts of $0 and $17,297, which is reported in the statements of operations.

6.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances for the years ended December 31, 2010 and 2009 follows:

Balance, beginning of year	2010	2009
Additions during period:	$2,690,737	$5,460,948
Originations	---	---
Deductions during period:
Collections of principal	(35,925)	(53,252)
Repayments	(332,084)	(146,860)
Foreclosures, net of reserve	(1,276,444)	(2,570,099)
Balance, end of year	$1,046,284	$2,690,737

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

6.	Mortgage notes receivable (continued)

The mortgage notes receivable represent home equity loans secured by deeds of trust on one-to-four unit residential real estate. The Company is subject to the risks inherent in finance lending including the risk of borrower default and bankruptcy. Mortgage notes receivable are stated at the principal outstanding.  Interest on the mortgages is due monthly and unamortized principal is usually due as a balloon payment at loan maturity. During 2010, no mortgage notes receivable were modified. During 2009, the terms of certain mortgage notes receivable were modified.  These changes did not require the Company to recognize additional income or expense.

As of December 31, 2010, the mortgage notes receivable portfolio totaled $1,046,284 with an average loan size of $130,786, an average weighted yield of 8.04%, a weighted average adjusted maturity of 23 months and a weighted average combined loan-to-value ratio of 65% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. As of December 31, 2009, the mortgage notes receivable portfolio totaled $2,690,737 with an average loan size of $206,980, an average weighted yield of 8.98%, a weighted average adjusted maturity of 31 months and a weighted average combined loan-to-value ratio of 71% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 61% of the portfolio’s dollar value and second deeds of trust comprised 39%. The mortgage loans are concentrated in California.

The following table sets forth the geographical distribution of the Trust’s mortgage notes receivable servicing portfolio for the years ended December 31:

	2010		2009
State	Number of loans	$-% of Portfolio	Number of loans	$-% of Portfolio
CA	7	88%	11	86%
Other	1	12%	2	14%
Totals:	8	100%	13	100%

The following table sets forth loan credit quality information for the years ending December 31:

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	5	$848,513	81%	6	$1,631,444	61%
Second trust deeds	3	197,771	19%	7	1,059,293	39%
Third trust deeds	0	---	0%	0	---	0%
Total secured loans	8	1,046,284	100%	13	2,690,737	100%
Liens due other lenders at loan closing		702,029			2,268,976
Total debt		$1,748,313			$4,959,713
Appraised property value at loan closing		$3,456,900			$7,500,900
Percent of total debt to appraised values (LTV) at loan closing (1)		50.58%			66.12%

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

6.	Mortgage notes receivable (continued)

(1)	Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

The following table sets forth mortgage notes receivable information summarized by property type for the years ended December 31:

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	8	$1,046,284	100%	9	$1,945,737	72%
Multi-family	0	---	0%	3	---	0%
Commercial	0	---	0%	1	750,000	28%
Land	0	---	0%	0	---	0%
Total secured loans	8	$1,046,284	100%	13	$2,690,737	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, and townhouses. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the Company’s loan portfolio is single family detached homes. No condominium loans were outstanding as of December 31, 2010 and 2009.

The following table sets forth scheduled loan maturity information summarized by year as of December 31:

	2010
	Loans	Principal	Percent
2011	3	$348,613	33%
2012	2	320,708	31%
2013	0	---	0%
2014	0	---	0%
2015	0	---	0%
Thereafter	2	351,463	34%
Total future maturities	7	1,020,784	98%
Matured at December 31, 2010	1	25,500	2%
Total secured loans	8	$1,046,284	100%

It is the Company’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the Company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

6.	Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at December 31, 2010:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	---	---	---	---	---	---	---
Loans from $400,000-$499,999	---	---	---	---	---	---	---
Loans from $300,000-$399,999	6.25%	1 month	$2,000	1st	359,000	325,294	---
Loans from $200,000-$299,999	6.375% to 8%	13 to 289 months	$5,435	1st	632,243	499,901	---
Loans from $100,000- 199,999	---	---	---	---	---	---	---
Loans up to $99,999	7.00% to 12.125%	0 to118 months	$2,713	1st & 2nd	407,377	221,089	23,318
Total Mortgage Notes Receivable at December 31, 2010					$1,398,620	$1,046,284	$23,318

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of December 31, 2010, there were two (2) loans totaling $23,318 of principal that were delinquent. Interest has not been accrued on these delinquent loans.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

6.	Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at December 31, 2009:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	11.50%	10/01/10	$7,187	1st	$750,000	$750,000	$750,000
Loans from $400,000-$499,999	---	---	---	---	---	---	---
Loans from $300,000-$399,999	6.25%	13 to 128 months	$3,850	1st & 2nd	674,200	631,552	$302,709
Loans from $200,000-$299,999	6.38% to 13.50%	2 to 297 months	$9,951	1st & 2nd	1,167,243	1,045,718	---
Loans from $100,000- 199,999	---	---	---	---	---	---	---
Loans up to $99,999	7.00% to 17.75%	10 to 160 months	$3,387	1st & 2nd	449,677	263,467	12,275
Total Mortgage Notes Receivable at December 31, 2009					$3,041,120	$2,690,737	$1,064,984

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of December 31, 2009, there were four (4) loans totaling $1,064,984 of principal and $5,147 of interest that were delinquent.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

7.	Allowance for loan losses

The allowance for loan losses is primarily based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent.  Management believes a $20,000 and $310,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of December 31, 2010 and 2009, respectively. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses for the years ended December 31, 2010 and 2009 follows:

	2010	2009
Provision for loan losses	$12,709	$164,794
Write-offs of uncollectible loans (net)	(302,709)	(574,794)
Total adjustments to allowance	(290,000)	(410,000)
Balance, beginning of year	310,000	720,000
Balance, end of year	$20,000	$310,000

8.	Real estate owned

As of December 31, 2009, the Company owned nine properties. During 2009, the company foreclosed on five properties. Three of the foreclosed properties had senior liens in the amounts of $950,000, $714,814, and $191,430.  As of December 31, 2010, the Company owned six properties. During 2010, the company sold five properties, wrote off one, and foreclosed on three properties. Two of the foreclosed properties had senior liens in the amounts of $477,849, and $685,098. As of December 31, 2010 and 2009, the senior mortgage’s principal balances were $2,122,947 and $4,487,940, respectively. Management may elect to lease real estate assets in lieu of immediately marketing real estate owned assets for sale.

A reconciliation of the real estate owned account shows its cash and non-cash activities for the years ended December 31, 2010 and 2009:

	2010	2009
Balance, beginning of year	$6,714,174	$5,086,781
Additions:
Foreclosed mortgage notes, net of reserve (non-cash)	1,276,444	3,872,202
Assumptions of senior debt upon foreclosure, net of repayments	545,025	---
Capital improvements	12,015	71,900
Deductions:
Repayment of senior debt	---	---
Write-downs of property (non-cash)	(457,645)	(2,269,128)
Proceeds from sale of real estate owned (net of closing costs)	(3,926,520)	---
Loss on real estate owned	(93,048)	---
Depreciation	(21,699)	(47,581)
Balance, end of year	$4,048,746	$6,714,174

9.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

	2010	Level 1	Level 2		Level 3
Asset:
Marketable securities – Available for sale	$191	$191		---	---
Mortgage notes receivable (non-recurring)	---	---		---	---
Real estate owned (non-recurring)	$1,903,437	---		---	$1,903,437
Total	$1,903,628	$191	$	---	$1,903,437

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

9.	Fair Value Measurements (continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

	2009	Level 1	Level 2	Level 3
Asset:
Marketable securities – Available for sale	$147	$147	---	---
Mortgage notes receivable (non-recurring)	$302,709	---	$302,709	---
Real estate owned (non-recurring)	$2,821,279	---	---	$2,821,279
Total	$3,124,135	$147	$302,709	$2,821,279

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents.  The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short term nature of these accounts.

Available-for-sale securities (included in marketable securities).  These investments are reported on the consolidated balance sheets based on quoted market prices.

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

Senior mortgage debt and loan commitments.  The carrying amount equals fair value.  All amounts, including interest payable, are subject to immediate repayment.

10.	Bank loans payable

During the second quarter of 2009, the Company recognized a $400,000 gain on the disposition of previously issued senior debt. The Company had borrowed $2,000,000 from a lender that was seized by the Federal Deposit Insurance Company. The borrowing was satisfied for $1,600,000. The gain of $400,000 is reported in the consolidated statements of operations. As of December 31, 2010 and 2009, there are no bank loans payable, except for senior mortgage debt on real estate owned.

11.	Senior Mortgage Debt

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

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

11.	Senior Mortgage Debt (continued)

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

12.	Related party transactions

On March 26, 2010, the Company entered into a stockholder loan in the amount of $50,000. The loan’s interest rate was 9.99%. The borrowing was repaid on May 4, 2010.

13.	Preferred, common and treasury stock

The Preferred Stockholders are entitled to a dividend preference in an amount equal to an annualized return on the adjusted net capital contribution of Preferred Shares at each dividend record date during such year (or, if the Directors do not set a record date, as of the first day of the month). The annualized return is the lesser of: (a) 10.25%, (b) 1.50 % over the Prime Rate (determined on a not less than quarterly basis) or (c) the rate set by the Board of Directors. The preferred dividend preference is non-cumulative.

After declaring dividends for a given year to the Preferred Stockholders in the amount of the dividend preference, no further dividends may be declared on the Preferred Shares for the subject year, until the dividends declared on each Common Share for that year equals the dividend preference for each Preferred Share for such year.  Any additional dividends generally will be allocated such that the amounts of dividends per share to the Preferred Stockholders and Common Stockholders for the subject year are equal.  The Preferred Stockholder’s additional dividends, if any, are non-cumulative. Preferred Stockholders are entitled to receive all liquidating distributions until they have received an amount equal to their aggregate adjusted net capital contribution.  Thereafter, Common Stockholders are entitled to all liquidation distributions until the aggregate adjusted net capital contributions of all Common Shares have been reduced to zero.  Any subsequent liquidating distributions will be allocated among Common Stockholders and Preferred Stockholders pro rata.

The Preferred Shares are redeemable by a stockholder, subject to the consent of the Board of Directors, annually on June 30 for written redemption requests received by May 15 of such year.  The Board of Directors may in its sole discretion deny, delay, postpone or consent to any or all requests for redemption.  The redemption amount to be paid for redemption of such Preferred Shares is the adjusted net capital contribution plus unpaid accrued dividends, divided by the aggregate net capital contributions plus accrued but unpaid dividends attributable to all Preferred Shares outstanding, multiplied by the net asset value of the Trust attributable to the Preferred Shares which shall be that percentage of the Trust’s net asset value that the aggregate adjusted net capital contributions of all Preferred Shares bears to the adjusted net capital contributions of all Shares outstanding.

The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common and/or Preferred Shares or the exercise of warrants and/or options and to prohibit the transfer of shares to persons that would result in a violation of the Trust’s shareholding requirements.  The Bylaws provide that only with the explicit approval of the Trust’s Board of Directors may a stockholder own more than 9.8% of the total outstanding shares.

As of January 1, 2009, the Trust’s net Preferred Stock balance was 196,901. During 2009 and 2010, no Preferred Stock shares were purchased, so the Trust’s net Preferred Stock balance remained at 196,901 as of December 31, 2010.

As of January 1, 2009, the Trust’s net Common Stock number of shares outstanding was 366,532. During 2009, the Trust’s cumulative Common Stock purchases totaled 15,050 shares and 400 shares were issued upon stock option exercises. As of December 31, 2009, the Trust’s net Common Stock number of shares outstanding was 351,882. During 2010, the Trust’s cumulative Common Stock purchases totaled 400 shares. As of December 31, 2010, the Trust’s net Common Stock number of shares outstanding was 351,482.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

14.	Common stock options

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

The activity in the Plan for the years ended December 31, 2010 and 2009 are as follows:

	Options	Weighted average exercise price
Outstanding at January 1, 2009	146,095	$5.90
Granted	---	---
Exercised	(400)	$(3.63)
Forfeited / Expired	(37,066)	$(9.00)
Outstanding at December 31, 2009	108,629	$4.85
Granted	---	---
Exercised	---	---
Forfeited / Expired	(22,624)	$6.15
Outstanding at December 31, 2010	86,005	$4.45
Outstanding options exercisable as of
January 1, 2009	146,095	$5.90
December 31, 2009	108,629	$4.85
December 31, 2010	86,005	$4.45

The following table summarizes information with respect to stock options outstanding at December 31, 2010:

	Options outstanding
Exercise price	Number of shares	Weighted-average remaining contractual life (years)	Weighted- average exercise price

$3.63	72,255	4.48	$3.63
$9.00	13,750	0.19	$9.06
	86,005	3.79	$4.45

15.	Earnings (loss) per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the years ended December 31, 2010 and 2009:

Numerator:	2010	2009
Net loss	$(1,392,097)	$(2,768,594)
Preferred dividends attributable to income	---	---
Numerator for basic and diluted earnings (loss) per share available to common stockholders	$(1,392,097)	$(2,768,594)
Denominator: Basic weighted average shares	351,482	358,250
Dilutive effect of options diluted weighted average shares	---	---
Diluted weighted average shares	351,482	358,250
Basic loss per common share	$(3.96)	$(7.73)
Diluted loss per common share	$(3.96)	$(7.73)

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

16.	Selected quarterly financial data – unaudited

Selected quarterly financial data is presented below by quarter for the year ended December 31, 2010:

		For the year ended December 31, 2010
	Total	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Revenue	$172,508	$41,651	$45,318	$36,767	$48,772
Gain (loss) from other items	(129,179)	---	(120,426)	27,378	(36,131)
Net loss	(1,392,097)	(430,218)	(310,224)	(386,298)	(265,357)
Preferred dividends	---	---	---	---	---
Net loss applicable to common stock	$(1,392,097)	$(430,218)	$(310,224)	$(386,298)	$(265,357)
Net loss per share, basic and diluted	$(3.96)	$(1.22)	$(0.88)	$(1.10)	$(0.76)

Selected quarterly financial data is presented below by quarter for the year ended December 31, 2009:

		For the year ended December 31, 2009
	Total	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Revenue	$388,581	$67,238	$114,385	$128,185	$78,773
Gain (loss) from other items	567,054	29,410	14,164	243,552	279,928
Net income (loss)	(2,768,594)	(2,372,458)	(470,602)	45,958	28,508
Preferred dividends	---	---	---	---	---
Net loss applicable to common stock	$(2,768,594)	$(2,372,458)	$(470,602)	$45,958	$28,508
Net income (loss) per share, basic and diluted	$(7.73)	$(6.60)	$(1.33)	$0.12	$0.08

17.	Legal proceedings and contingencies

The Company is involved in three legal proceedings as of December 31, 2010.

Legal proceedings

During May 2010, the Company was named as a defendant in a complaint alleging fraudulent transfer of mortgage loans and aiding and abetting fraud. The Company believes that the plaintiff’s actions are without merit. The case was dismissed December 2010.

During January 2010, a former borrower filed an appeal of a previously dismissed case. The former borrower continued to allege that the Company made a fraudulent loan by cross collateralizing two separate properties. The cross collateralization was necessary to grant the borrower the desired loan amount, since there was insufficient equity in the primary property offered as collateral. The appeal was dismissed in the first quarter of 2011.

During June 2010, the Company was named a defendant in a complaint alleging damages for multiple violations associated with ELC’s foreclosure on improved real estate encapsulating the plaintiff’s unimproved real estate interest in a Deed of Trust. The Company believes the plaintiff’s actions are without merit and will seek dismissal of all complaints and reimbursement for reasonable legal costs and fees.

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Noncompliance with Exchange Listing Requirement

The NYSE Amex continued listing standard requires total stockholder equity of $6,000,000. The NYSE Amex has allowed the Company until November 7, 2011 to secure compliance. While the Company is working towards compliance, there is no assurance that it will be able to satisfy the $6,000,000 stockholder equity standard or that the NYSE Amex will not accelerate the compliance date.

18.	Subsequent Event

On February 12, 2011, both the common and preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock. The conversion was subsequently approved by the Company’s Board of Directors, filed with the Delaware Secretary of State and the NYSE Amex approved the listing of 246,126 additional common shares.

On March 3, 2011, the Company sold a real estate property for $650,000 and received net cash proceeds of approximately $560,000. The transaction did not result in a material gain or loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Year	Costs and Expenses		Deductions	Balance End of Year
Allowance for Loan Losses	$310,000		$12,709	$(302,709)		$20,000
Allowance for Doubtful Accounts	$453,974	$	--- .	$(453,974)	$	--- .

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal

Individual loans greater than $499,999:	---	---	---	---	---	---	---
Loans from $400,000-$499,999	---	---	---	---	---	---	---
Loans from $300,000-$399,999	6.25%	1 month	$2,000	1st	359,000	325,294	---
Loans from $200,000-$299,999	6.375% to 8.00%	13 to 289 months	$5,435	1st	632,243	499,901	---
Loans from $100,000- 199,999	---	---	---	---	---	---	---
Loans up to $99,999	7.00% to 12.125%	0 to118 months	$2,713	1st & 2nd	407,377	221,089	23,318
Total Mortgage Notes Receivable at December 31, 2010					$1,398,620	$1,046,284	$23,318

EASTERN LIGHT CAPITAL, INCORPORATED
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Description	Balance Beginning of Year	Originations		Collections of Principal	Repayments	Sales		Write-offs		Foreclosures (net of reserve)	Balance End of Year
Mortgage Notes Receivable	$2,690,737	$	---	$(35,925)	$(332,084)	$	---	$	---	$(1,276,444)	$1,046,284