Form 10-Q
period 2011-03-31
EASTERN LIGHT CAPITAL, INC.
filed 2011-05-23
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Balance Sheets
March 31, 2011 and 2010
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$589,944	$269,911
Marketable securities	175	191
Investments	190,000	190,000
Prepaid expenses	27,500	7,500
Accounts receivable	76,821	61,686
Allowance for doubtful accounts	-	-
Net accounts receivable	76,821	61,686
Notes receivable:
Mortgage notes receivable	1,038,234	1,046,284
Allowance for loan losses	(20,000)	(20,000)
Net notes receivable	1,018,234	1,026,284
Real estate owned	3,448,746	4,048,746
Other assets	26,272	29,128

Total assets	$5,377,692	$5,633,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Senior mortgage debt	$2,112,947	$2,112,947
Other liabilities	114,943	195,286
Total liabilities	2,227,890	2,308,233

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;
213,820 shares issued and outstanding at December 31, 2010		2,138
Additional paid in capital - preferred stock	-	5,509,728
Less treasury stock: 16,919 preferred shares at
December 31, 2010 at cost	-	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized;
746,558 shares issued and outstanding at March 31, 2011 and
500,432 shares issued and outstanding at December 31, 2010		5,005
Additional paid in capital - common stock	14,695,922	9,415,696
Less treasury stock: 148,950 common shares at
March 31, 2011 and December 31, 2010 at cost	(1,829,141)	(1,829,141)
Accumulated other comprehensive income	(548)	(532)
Accumulated deficit	(9,723,897)	(9,548,502)

Total stockholders’ equity	3,149,802	3,325,213

Total liabilities and stockholders’ equity	$5,377,692	$5,633,446

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Operations
for the Three Months Ended March 31, 2011 and 2010
(unaudited)

	Three Months Eneded
	March 31
	2011	2010
REVENUES
Interest income	$18,875	$31,167
Rental income	28,250	17,350
Other income	881	255
Total revenues	48,006	48,772

EXPENSES
Provision for loan losses	---	10,000
Expenses of real estate owned	1,645	43,714
Impairment of real estate owned	---	57,645
Wages and salaries	78,244	94,463
Non-income taxes	34,223	1,750
General and administrative	133,103	70,426
Total expenses	247,215	277,998

LOSS FROM OPERATIONS	(199,209)	(229,226)

Gain (loss) on sale of real estate owned	23,814	---
Gain (loss) on securities transactions	---	(36,131)
Gain (loss) on investments	---	---
Total other income (loss), net	23,814	(36,131)

NET INCOME (LOSS)	$(175,395)	$(265,357)

PREFERRED DIVIDENDS	---	---

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(175,395)	$(265,357)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.29)	$(0.76)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.29)	$(0.76)

DIVIDENDS PAID PER PREFERRED SHARE	$-	$-

DIVIDENDS PAID PER COMMON SHARE	$-	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2011 and 2010
(unaudited)

	Three Months Ended
		March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,395)	$(265,357)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	11,895
Deferred carry cost	-	(12,143)
Realized loss on sale of REO	(23,814)	-
Stock based compensation expense	-	6,949
Provision for loan losses	-	10,000
Change in allowance for doubtful accounts	-	-
Impairment of real estate owned	-	57,645
Realized loss on sale of marketable securities	-	-
Change in operating assets and liabilities
Change in prepaid expenses	(20,000)	-
Change in accounts receivable	(15,135)	1,636
Change in other assets	2,856	2,970
Change in other liabilities	(19,124)	(68,384)
Net cash used in operating activities	(250,612)	(254,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from marketable securities	-	-
Proceeds from real estate owned	562,595	-
Purchase of investments	-	-
Capital improvements on real estate owned	-	(12,015)
Principal collected on mortgage notes receivable	8,050	10,239
Net cash provided by (used in) investing activities	570,645	(1,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of senior mortgage loans payable	-	50,000
Issuance of Common Stock	-	-
Issuance of Common Stock - APIC	-	-
Payments of Company loans payable	-	-
Purchase of treasury stock	-	(1,443)
Net cash provided by financing activities	-	48,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320,033	(208,008)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,911	227,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$589,944	$19,936

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and senior mortgage interest expense	$-	$555
Cash paid for taxes	$1,600	$150

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$-	$-
Assumption of senior debt upon foreclosure	$-	$-
Write-offs of uncollectible loans	$-	$-
Conversion of preferred stock to common stock	$5,282,687	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

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

As of January 1, 2011, the Trust’s net Preferred Stock shares outstanding were 196,901. On February 12, 2011, both the common and preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock. The conversion was subsequently approved by the Company’s Board of Directors, filed with the Delaware Secretary of State, and the NYSE Amex approved the listing of 246,126 additional common shares. As of March 31, 2011, there were 597,608 net common shares outstanding.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year.

2.	Basis of presentation and summary of significant accounting policies

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

Marketable securities. Marketablesecurities are classified as either trading or available-for-sale. Trading securities represent investments in exchange listed securities that are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities represent investments in exchange listed securities which the Trust intends to hold for an indefinite period of time.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

2.      Basis of presentation and summary of significant accounting policies (continued)

Investments.  The Company purchased an investment in a privately held corporation during 2010.  The investment amounted to $190,000 at March 31, 2011 and December 31, 2010. The investment is accounted for under the cost method as the Company has no significant influence over the corporation.

Allowance for doubtful accounts.  Management reviews its accounts receivable periodically and the Company establishes an allowance for receivables that may not be collectible. Management exercises judgment in establishing the allowance and the Company’s actual losses may differ from the estimate.

Fair Value Measurements The Company determines the fair values of its assets and liabilities based on the fair value hierarchy established in ASC Topic 820.  The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk).  Unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data

Mortgage notes receivable.   Mortgage notes receivable are carried at their origination value less any amortized principal. Management regularly reviews the asset securing the mortgage as well as the borrower’s payment history and ability to repay the mortgage.

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

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

2.      Basis of presentation and summary of significant accounting policies (continued)

Concentration of credit risk. The Company holds numerous mortgage notes receivable.  These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. As of March 31, 2011 and December 31, 2010, one loan representing approximately 12% of the loan portfolio is a deed of trust on a residential property not in California.

Stock-based compensation. The Company measures the cost of a recipient’s services received in exchange for an award of an equity instrument based on the award's fair value on the grant date and recognizes the cost over the period during which the recipient is required to provide service in exchange for the award, generally the vesting period.

Earnings (Loss) Per Share. In accordance with ASC No. 260 “Earnings Per Share,” the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower (higher) earnings (loss) per share amount. At March 31, 2011, options to purchase shares of common stock below their fair market value trading price are not considered in the diluted earnings per share calculation due to their anti-dilution effect.

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities of other contracts to issued common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Income Taxes.  The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income.  For three months ended March 31, 2011 and 2010, the Company expensed $34,193 and $150, respectively, for payment of such taxes. Since 2005, the Company incurred taxable losses, also known as Net Operating Losses (“NOL”).  NOL’s may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance.  The Internal Revenue Service waives mandatory dividend payments until prior year’s allowable NOLs are recovered.

The Company has evaluated its current tax positions and has concluded that as of March 31, 2011, the Company does not have any significant uncertain tax positions for which a liability would be necessary.

Reclassifications.  Certain 2010 amounts may have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on reported net income (loss) or income (loss) per share.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

2.     Basis of presentation and summary of significant accounting policies (continued)

Recently accounting pronouncements. In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivables. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements that include periods beginning on or after January 1, 2011.

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

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the three months ended March 31, 2011, the loss in accumulated other comprehensive income is $16. Trading securities are reported at fair value with realized and unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of March 31, 2011 and December 31, 2010, the trading securities accounts balance were $0, and the available for sale securities account balance was $175 and $191, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of March 31, 2011 and December 31, 2010, both the trading securities account and the available-for-sale securities account had no borrowings.

4.	Accounts receivable

Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of March 31, 2011 and December 31, 2010, accounts receivable were $76,821 and $61,686, respectively. As of March 31, 2011 and December 31, 2010, Management believes that an allowance for doubtful accounts of $0 is adequate protection against the collectability of the receivables as well as the costs associated with possible legal action.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

5.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances for the periods ended March 31, 2011 and December 31, 2010 follows:

	Three months March 31, 2011	Twelve months Dec. 31, 2010
Balance, beginning of period	$1,046,284	$2,690,737
Additions during period:
Originations	---	---
Deductions during period:
Collections of principal	(8,050)	(35,925)
Repayments	---	(332,084)
Write-offs of uncollectible loans	---	---
Foreclosures	---	(1,276,444)
Balance, as reported in Balance Sheet	$1,038,234	$1,046,284

The mortgage notes receivable represent home equity loans secured by deeds of trust on one-to-four unit residential real estate. The Company is subject to the risks inherent in lending including the risk of borrower default and bankruptcy. Mortgage notes receivable are stated at the principal outstanding.  Interest on the mortgages is due monthly and unamortized principal is usually due as a balloon payment at loan maturity. For the three months ended March 31, 2011 and during 2010, no mortgage notes receivable were modified.

As of March 31, 2011, the mortgage notes receivable portfolio totaled $1,038,234 with an average loan size of $129,779, an average weighted yield of 7.90%, a weighted average adjusted maturity of 21 months and a weighted average combined loan-to-value ratio of 61% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. As of December 31, 2010, the mortgage notes receivable portfolio totaled $1,046,284 with an average loan size of $130,786, an average weighted yield of 8.04%, a weighted average adjusted maturity of 23 months and a weighted average combined loan-to-value ratio of 61% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. The mortgage loans are concentrated in California.

Geographical Distribution:

The following table sets forth the geographical distribution of the Trust’s Mortgage Investment Business servicing portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		Dec. 31, 2010
State	Number of loans	$-% of Portfolio	Number of loans	$-% of Portfolio
CA	7	88%	7	88%
Other	1	12%	1	12%
Totals:	8	100%	8	100%

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

5.	Mortgage notes receivable (continued)

The following table sets forth loan credit quality information as of March 31, 2011 and December 31, 2010:

	March 31, 2011			Dec. 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	5	$ 840,565	81%	5	$ 848,513	81%
Second trust deeds	3	197,669	19%	3	197,771	19%
Third trust deeds	0	---	0%	0	---	0%
Total secured loans	8	1,038,234	100%	8	1,046,284	100%
Liens due other lenders at loan closing		702,029			702,029
Total debt		$1,740,263			$1,748,313
Appraised property value at loan closing		$3,456,900			$3,456,900
Percent of total debt to appraised values (LTV) at loan closing (1)		50.34%			50.58%

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

The following table sets forth mortgage notes receivable information summarized by property type as of March 31, 2011 and December 31, 2010:

	March 31, 2011			Dec. 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	8	$1,038,234	100%	8	$1,046,284	100%
Multi-family	0	---	0%	0	---	0%
Commercial	0	---	0%	0	---	0%
Land	0	---	0%	0	---	0%
Total secured loans	8	$1,038,234	100%	8	$1,046,284	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, and townhouses. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the Company’s loan portfolio is single family detached homes. No condominium loans were outstanding as of March 31, 2011 and December 31, 2010.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

5.	Mortgage notes receivable (continued)

The following table sets forth scheduled loan maturity information summarized by year as of March 31:

	March 31, 2011
	Loans	Principal	Percent
2011	3	$347,691	34%
2012	2	319,844	31%
2013	0	---	0%
2014	0	---	0%
2015	0	---	0%
Thereafter	2	345,199	33%
Total future maturities	7	1,012,734	98%
Matured at March 31, 2011	1	25,500	2%
Total secured loans	8	$1,038,234	100%

It is the Company’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the Company may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

5.	Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at March 31, 2011:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	---	---	---	---	---	---	---
Loans from $400,000-$499,999	---	---	---	---	---	---	---
Loans from $300,000-$399,999	6.25%	0 months	$2,000	1st	359,000	324,372	---
Loans from $200,000-$299,999	6.375% to 8%	10 to 286 months	$5,435	1st	632,243	492,875	---
Loans from $100,000- 199,999	---	---	---	---	---	---	---
Loans up to $99,999	7.00% to 12.125%	0 to115 months	$2,713	1st & 2nd	407,377	220,987	23,318
Total Mortgage Notes Receivable at March 31, 2011					$ 1,398,620	$1,038,234	$ 23,318

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of March 31, 2011, there were two (2) loans totaling $23,318 of principal that were delinquent. Interest has not been accrued on these delinquent loans.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

5.	Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at December 31, 2010:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	---	---	---	---	---	---	---
Loans from $400,000-$499,999	---	---	---	---	---	---	---
Loans from $300,000-$399,999	6.25%	1 month	$2,000	1st	359,000	325,294	---
Loans from $200,000-$299,999	6.375% to 8%	13 to 289 months	$5,435	1st	632,243	499,901	---
Loans from $100,000- 199,999	---	---	---	---	---	---	---
Loans up to $99,999	7.00% to 12.125%	0 to118 months	$2,713	1st & 2nd	407,377	221,089	23,318
Total Mortgage Notes Receivable at December 31, 2010					$ 1,398,620	$1,046,284	$ 23,318

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of December 31, 2010, there were two (2) loans totaling $23,318 of principal that were delinquent. Interest has not been accrued on these delinquent loans.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

6.	Allowance for loan losses

The allowance for loan losses is primarily based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent.  Management believes a $20,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of March 31, 2011 and December 31, 2010. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses for the periods ended March 31, 2011 and December 31, 2010 follows:

	Three months March 31, 2011		Twelve months Dec. 31, 2010
Provision for loan losses	$	---	$12,709
Write-offs of uncollectible loans (net)		---	(302,709)
Total adjustments to allowance		---	(290,000)
Balance, beginning of period		20,000	310,000
Balance, end of period		$20,000	$20,000

7.	Real estate owned

As of December 31, 2010, the Company owned six properties. During 2011, the company sold one property. As of March 31, 2011, the Company owned five properties. As of March 31, 2011 and December 31, 2010, the senior mortgage’s principal balances are $2,112,947. Management may elect to lease real estate assets in lieu of immediately marketing real estate owned assets for sale.

A reconciliation of the real estate owned account shows its cash and non-cash activities for the periods ended March 31, 2011 and December 31, 2010:

	Three months March 31, 2011	Twelve months Dec. 31, 2010
Balance, beginning of period	$4,048,746	$6,714,174
Additions:
Foreclosed mortgage notes, net of reserve (non-cash)	---	1,276,444
Assumptions of senior debt upon foreclosure, net of repayments	---	545,025
Capital improvements	---	12,015
Deductions:
Repayment of senior debt	---	---
Write-downs of property (non-cash)	(61,219)	(457,645)
Proceeds from sale of real estate owned (net of closing costs)	(562,595)	(3,926,520)
Gain (loss) on real estate owned	23,814	(93,048)
Depreciation .	---	(21,699)
Balance, end of period	$3,448,746	$4,048,746

8.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011:

	March 31, 2011	Level 1	Level 2		Level 3
Asset:
Marketable securities – Available for sale	$175	$175		---		---
Mortgage notes receivable (non-recurring)	---	---		---		---
Real estate owned (non-recurring)	---	---		---		---
Total	$175	$175	$	---	$	---

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

8.	Fair Value Measurements (continued)

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

9.	Senior Mortgage Debt

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

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

10.	Related party transactions

On March 26, 2010, the Company entered into a stockholder loan in the amount of $50,000. The loan’s interest rate was 9.99%. The borrowing was repaid on May 4, 2010.

11.	Common and treasury stock

The Trust has the power to redeem or prohibit the transfer of a sufficient number of Common Shares or the exercise of warrants and/or options that would result in a violation of the Trust’s shareholding requirements.  The Bylaws provide that only with the explicit approval of the Trust’s Board of Directors may a stockholder own more than 9.8% of the total outstanding shares.

As of January 1, 2011, the Trust’s net Preferred Stock shares outstanding were 196,901. On February 12, 2011, both the common and preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock. The conversion was subsequently approved by the Company’s Board of Directors, filed with the Delaware Secretary of State and the NYSE Amex approved the listing of 246,126 additional common shares. As of March 31, 2011, there were 597,608 net common shares outstanding.

12.	Earnings per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010:

	2011	2010
Numerator:
Net income (loss)	$(175,395)	$(265,357)
Preferred dividends	-	-
Net income (loss) available to common stockholders	$(175,395)	$(265,357)
Denominator:
Basic weighted average shares	597,608	351,315
Dilutive effect of options	-	-
Diluted weighted average shares	597,608	351,315
Basic earnings per common share	$(0.29)	$(0.76)
Diluted earnings per common share	$(0.29)	$(0.76)

13.	Legal proceedings and contingencies

Legal proceedings

The Company is involved in one legal proceeding as of March 31, 2011.

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

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

13.	Legal proceedings and contingencies (continued)

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

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eastern Light Capital, Incorporated (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terms such as “may”, “will”, “expect”, “anticipate”, or similar terms.  Actual results could materially differ from those in the forward-looking statements due to a variety of factors.

Preparation of the Company’s condensed consolidated financial statements is based upon the operating results of Eastern Light Capital, Incorporated (the “Trust”) and WrenCap Funding Corporation (“WCFC”). Management’s discussion and analysis of the results of operations for the three months ended March 31, 2011 and 2010 follows:

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

Mortgage investment loans are reported as mortgage notes receivable and held until prepayment, maturity or foreclosure. As of March 31, 2011, the Mortgage Investment Business portfolio totaled $1,038,234, consisting of 8 loans, of which 2 loans totaling $23,318 or 2% of the portfolio loan value were delinquent over 60 days. As of May 15, 2011, none of the delinquent loans was brought current or paid off and two loans totaling $23,318 or 2% of the March 31, 2011 portfolio balance remained delinquent.  As of March 31, 2011, the Trust held five properties as real estate for sale. During 2011, the Company is focusing on liquidating its REO assets. The monetization of REO assets is an important source of liquidity for the Company in 2011.

As of December 31, 2010, the Mortgage Investment Business portfolio totaled $1,046,284, consisting of 8 loans, of which 2 loans totaling $23,318 or 2% of the portfolio loan value were delinquent over 60 days. As of December 31, 2010, the Trust held six properties as real estate for sale.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements as contained in the Company’s 2010 Form 10-K as filed with the SEC on April 15, 2011.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. There have been no material changes to the critical accounting policies as disclosed in 2010 Form 10-K.

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

The Company is reviewing its current investment policies to include other REIT permissible assets, instead of residential mortgage loans. The Company may also consider relinquishing its REIT status to enhance shareholder value.

Loan Origination. During 2010 and the three months ended March 31, 2011, the Company did not make or acquire any new loans. Prospectively, loans may be internally originated or acquired from unaffiliated third parties.

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

Loan Portfolio and Allowance for Loan Losses. As of March 31, 2011, the Company’s loan portfolio included 8 loans totaling $1,038,234 of which two loans totaling $23,318 representing 2% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $20,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2010, the Company’s loan portfolio included 8 loans totaling $1,046,284 of which 2 loans totaling $23,318 representing 2% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management had established a loan loss reserve of $20,000, if it is necessary to foreclose upon the mortgage loans.

The Company may issue loan commitments on a conditional basis and will fund such loans upon removal of all conditions.  The Trust did not have any commitments to fund loans as of March 31, 2011 and December 31, 2010.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended March 31, 2011 and 2010.  Revenues for the first quarter decreased to $48,006 as compared to $48,772 for the same period in the prior year. The decrease in revenue was due to a decrease in interest income of $12,292 and an increase in rental income of $10,900. The decrease in interest income was the result of a smaller loan portfolio. The increase in rental income was the result of renting out more properties. During the three months ended March 31, 2011, one REO sold. During the three months ended March 31, 2010, no REO sold.

Expenses for the third quarter decreased $30,783 to $247,215 as compared to $277,998 for the same period in the prior year. The decrease in expenses primarily resulted from a decrease of $10,000 in provisions for loan losses. Wages and salaries decreased $16,219 from $94,463 to $78,244 in the current period due to fewer employees and reduced bonuses.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2011 and the sale of investment mortgages will be sufficient to meet the liquidity needs of the Company’s business for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2011

As of January 1, 2011, the Trust had $269,991 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2011 were $589,944. The following summarizes the changes in net cash used in operating activities, and net cash provided by investing activities.

The principal source of the Trust’s increased liquidity was from investing activities. The primary use of cash was operating activities.

Net cash used by the operating activities during the year ended March 31, 2011 was $250,612. Net cash used from operating activities was primarily the result of the $175,395 net loss for the quarter. Other uses included, a change in prepaid expenses used $20,000, a change in accounts receivable used $15,135, and a change in other liabilities used $19,124.

Net cash of $570,645 was provided by investing activities. Proceeds from real estate owned provided $562,595 and principal collected on mortgage notes receivable provided 8,050.

No cash was used or provided by financing activities.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2010

As of January 1, 2010, the Trust had $227,944 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at March 31, 2010 were $19,936. The following summarizes the changes in net cash used in operating activities, and net cash used by investing activities and net cash provided in financing activities.

The Trust’s liquidity decreased in the three months ended March 31, 2010. The principal source of the Trust’s liquidity was from financing activities and the primary use of cash was operating and investing activities.

Net cash used in operating activities during the period ended March 31, 2010 was $254,789. Net cash used from operating activities was primarily the result of the net loss for the quarter.

Net cash of $1,776 was used by investing activities.  Capital improvements on real estate owned used $12,015, and Principal collected on mortgage notes receivable provided $10,239.

Net cash provided in financing activities was $48,557.  Payments of senior mortgage loans payable of $50,000 and treasury stock purchases of $1,443 were the uses of cash from financing activities.

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

PART II

OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Legal Proceedings are described in Note 13 to the Condensed Consolidated Financial Statements which is included in the Form 10-Q under the caption “Legal Proceedings and Contingencies”.

ITEM 1A   RISK FACTORS

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 1B   UNRESOLVED STAFF COMMENTS

None.

ITEM 2   CHANGES IN SECURITIES

On February 12, 2011, the Common and Preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock. The conversion was subsequently approved by the company’s Board of Directors, filed with the Delaware Secretary of State and the NYSE Amex approved the listing of 246,126 additional common shares.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On February 12, 2011, both the Common and Preferred shareholders approved a shareholder proposal to convert each Series A Preferred Shares into 1.25 Common Shares. The results of the shareholder vote follows:

	For	Against	Abstain
Common	177,138	200	792
Preferred	136,592	17,854	625

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

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

 (b)           Reports on Form 8-K.

Form 8-K was filed on:
•	February 1, 2011 due to the press release announcing that the shareholder voting period was extended.

•	February 14, 2011 due to the press release of February 11, 2011 announcing the shareholders approval of the Preferred Stock conversion.

•	February 17, 2011 announcing that Eastern Light Capital has received an extension to fulfill a NYSE Amex compliance listing requirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EASTERN LIGHT CAPITAL, INCORPORATED

Date: May 23, 2011	/s/ Richard J. Wrensen
Richard J. Wrensen
President, Chief Executive Officer and Chief Financial Officer

/s/ Andrea Barney
Andrea Barney
Principal Accounting Officer and Controller