Form 10-Q
period 2011-06-30
EASTERN LIGHT CAPITAL, INC.
filed 2011-08-22
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010 (unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$384,707	$269,911
Marketable securities	169	191
Investments	190,000	190,000
Prepaid expenses	27,500	7,500
Accounts receivable	75,242	61,686
Notes receivable:
Mortgage notes receivable	1,029,274	1,046,284
Allowance for loan losses	(80,000)	(20,000)
Net notes receivable	949,274	1,026,284
Real estate owned	3,448,746	4,048,746
Other assets	23,384	29,128

Total assets	$5,099,022	$5,633,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Senior mortgage debt	$2,112,947	$2,112,947
Other liabilities	107,492	195,286
Total liabilities	2,220,439	2,308,233

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;
213,820 shares issued and outstanding at December 31, 2010		2,138
Additional paid in capital - preferred stock	-	5,509,728
Less treasury stock: 16,919 preferred shares at
December 31, 2010 at cost	-	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized;
746,558 shares issued and outstanding at June 30, 2011 and
500,432 shares issued and outstanding at December 31, 2010		5,005
Additional paid in capital - common stock	14,695,922	9,415,696
Less treasury stock: 148,950 common shares at
June 30, 2011 and December 31, 2010 at cost	(1,829,141)	(1,829,141)
Accumulated other comprehensive loss	(554)	(532)
Accumulated deficit	(9,995,110)	(9,548,502)

Total stockholders’ equity	2,878,583	3,325,213

Total liabilities and stockholders’ equity	$5,099,022	$5,633,446

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Operations
for the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
REVENUES
Interest income	$17,485	$29,627	$36,361	$60,794
Rental income	29,700	2,100	57,950	19,450
Other income	52	5,040	932	5,295
Total revenues	47,237	36,767	95,243	85,539

EXPENSES
Provision for loan losses	60,000	2,710	60,000	12,710
Expenses of real estate owned	36,523	57,906	38,167	101,620
Impairment of real estate owned	---	200,000	---	257,645
Wages and salaries	81,775	98,180	160,019	192,643
Non-income taxes	5,180	28	39,403	1,778
General and administrative	134,942	91,619	268,075	162,044
Total expenses	318,420	450,443	565,664	728,440

LOSS FROM OPERATIONS	(271,182)	(413,676)	(470,421)	(642,901)

Gain (loss) on sale of real estate owned	---	27,378	23,814	27,378
Gain (loss) on securities transactions	---	---	---	(36,131)
Total other income (loss), net	---	27,378	23,814	(8,753)

NET INCOME (LOSS)	$(271,182)	$(386,298)	$(446,607)	$(651,654)

PREFERRED DIVIDENDS	---	---	---	---

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(271,182)	$(386,298)	$(446,607)	$(651,654)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.45)	$(1.10)	$(0.83)	$(1.85)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.45)	$(1.10)	$(0.83)	$(1.85)

DIVIDENDS PAID PER PREFERRED SHARE	$-	$-	$-	$-

DIVIDENDS PAID PER COMMON SHARE	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(446,607)	$(651,654)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	21,699
Realized gain on sale of REO	(23,814)	(27,378)
Stock based compensation expense	-	6,949
Provision for loan losses	60,000	12,710
Impairment of real estate owned	-	257,645
Change in operating assets and liabilities
Change in prepaid expenses	(20,000)	-
Change in accounts receivable	(13,556)	3,797
Change in other assets	5,744	5,943
Change in other liabilities	(26,576)	(142,900)
Net cash used in operating activities	(464,809)	(513,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	562,595	1,676,170
Principal collected on mortgage notes receivable	17,010	57,938
Net cash provided by investing activities	579,605	1,734,108

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of senior mortgage loans payable	-	(906,244)
Purchase of treasury stock	-	(1,443)
Net cash used in financing activities	-	(907,687)

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,796	313,232

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,911	227,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$384,707	$541,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and senior mortgage interest expense	$-	$66,288
Cash paid for taxes	$39,373	$1,628

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$-	$1,231,287
Conversion of preferred stock to common stock	$5,282,687	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

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

As of January 1, 2011, the Trust’s net Preferred Stock shares outstanding were 196,901. On February 12, 2011, both the common and preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock. The conversion was subsequently approved by the Company’s Board of Directors filed with the Delaware Secretary of State and the NYSE Amex approved the listing of 246,126 additional common shares. As of June 30, 2011, there were 597,608 net common shares outstanding.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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
June 30, 2011 (Unaudited)

2.      Basis of presentation and summary of significant accounting policies (continued)

Investments.  The Company purchased an investment in a privately held corporation during 2010.  The investment amounted to $190,000 at June 30, 2011 and December 31, 2010. The investment is accounted for under the cost method as the Company has no significant influence over the corporation.

Allowance for doubtful accounts.  Management reviews its accounts receivable periodically and the Company establishes an allowance for receivables that may not be collectible. Management exercises judgment in establishing the allowance and the Company’s actual losses may differ from the estimate.

Fair Value Measurements

The Company determines the fair values of its assets and liabilities based on the fair value hierarchy established in ASC Topic 820.  The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 2 inputs are quoted prices in inactive markets or inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk).  Unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data

Mortgage notes receivable.   Mortgage notes receivable are carried at their origination value less any amortized principal. Management regularly reviews the asset securing the mortgage as well as the borrower’s payment history and ability to repay the mortgage. If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of estimated future cash flows discounted at the loan's effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

If events and or changes in circumstances cause management to have serious doubts about the further collectability of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including previously accrued interest and advances.

Real estate owned. Real estate owned results from foreclosure of mortgage notes receivable and at time of foreclosure is recorded at the lower of carrying amount plus any senior indebtedness or fair value of the property minus estimated costs to sell. Management may elect to lease foreclosed real estate owned in lieu of immediately marketing it for sale. Subsequent to foreclosure, the foreclosed asset value is periodically reviewed and adjusted to fair value if a decline has occurred. Income and expenses related to real estate owned are recorded as rental income, interest expense and operating expenses of real estate owned and are included in the condensed consolidated statements of operations. Depreciation is taken on the leased real estate owned.

Revenue recognition.  Interest income is recorded on the accrual basis of accounting in accordance with the terms of the loans.  Management reviews the likelihood that a loan will be repaid when the payment of principal or interest is delinquent over two payments.  For these delinquent loans, Management may establish an allowance for loan losses to protect against principal losses in the loan portfolio and an allowance for doubtful accounts to protect against losses from accrued interest. If the mortgage’s collateral is considered insufficient to satisfy the outstanding balance, after estimated foreclosure and selling costs, additional interest is not accrued.  Loan origination income and extension fees are deferred and recognized over the remaining life of the loan as interest income on the interest method. Rental income is recognized as it is earned

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

2.      Basis of presentation and summary of significant accounting policies (continued)

Allowance for loan loss reserve.  Management reviews its loan portfolio regularly and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio.  A provision for loan losses is based on management’s evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, general economic conditions, the fair value of underlying collateral, past loan loss experience, borrower economic resources, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company’s actual losses may differ from the estimate.   Notes receivable deemed uncollectible are written off.  The Company does not accrue interest income on impaired loans.

Concentration of credit risk. The Company holds numerous mortgage notes receivable.  These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. As of June 30, 2011 and December 31, 2010, one loan representing approximately 12% of the loan portfolio is a deed of trust on a residential property not in California.

Stock-based compensation. The Company measures the cost of a recipient’s services received in exchange for an award of an equity instrument based on the award's fair value on the grant date and recognizes the cost over the period during which the recipient is required to provide service in exchange for the award, generally the vesting period.

Earnings (Loss) Per Share. In accordance with ASC No. 260 “Earnings Per Share,” the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower (higher) earnings (loss) per share amount. At June 30, 2011, options to purchase shares of common stock below their fair market value trading price are not considered in the diluted earnings per share calculation due to their anti-dilution effect.

Income Taxes.  The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income.  For six months ended June 30, 2011and 2010, the Company expensed $39,373 and $1,628, respectively, for payment of such taxes. Since 2005, the Company incurred taxable losses, also known as Net Operating Losses (“NOL”).  NOL’s may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance.  The Internal Revenue Service waives mandatory dividend payments until prior year’s allowable NOLs are recovered.

The Company has evaluated its current tax positions and has concluded that as of June 30, 2011, the Company does not have any significant uncertain tax positions for which a liability would be necessary.

Reclassifications.  Certain 2010 amounts may have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on reported net income (loss) or income (loss) per share.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

2.      Basis of presentation and summary of significant accounting policies (continued)

Recent accounting pronouncements. In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for loan losses and (iii) the changes and reasons for those changes in the allowance for loan losses. Under this statement, allowance for loan losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivables. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements that include periods beginning on or after January 1, 2011.

On April 5, 2011, the FASB issued ASU 2011-12, A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring, providing guidance to lenders for evaluating whether a modification or restructuring of a loan is considered a Troubled Debt Restructuring (TDR). ASU 2011-12 provides expanded guidance on whether: 1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

3.     Marketable securities

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the six months ended June 30, 2011, the loss in accumulated other comprehensive income is $22. Trading securities are reported at fair value with realized and unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of June 30, 2011 and December 31, 2010, the trading securities accounts balance were $0, and the available for sale securities account balance was $169 and $191, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts may utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of June 30, 2011 and December 31, 2010, both the trading securities account and the available-for-sale securities account had no borrowings.

4.      Accounts receivable

Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of June 30, 2011 and December 31, 2010, accounts receivable were $75,242 and $61,686, respectively. As of June 30, 2011 and December 31, 2010, Management believes that an allowance for doubtful accounts of $0 is adequate protection against the collectability of the receivables as well as the costs associated with possible legal action.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

5.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances for the periods ended June 30, 2011 and December 31, 2010 follows:

	Six months June 30, 2011	Twelve months Dec. 31, 2010
Balance, beginning of period	$1,046,284	$2,690,737
Additions during period:
Originations	---	---
Deductions during period:
Collections of principal	(17,010)	(35,925)
Repayments	---	(332,084)
Write-offs of uncollectible loans	---	---
Foreclosures	---	(1,276,444)
Balance, as reported in Balance Sheet	$1,029,274	$1,046,284

The mortgage notes receivable represent home equity loans secured by deeds of trust on one-to-four unit residential real estate. The Company is subject to the risks inherent in lending including the risk of borrower default and bankruptcy. Mortgage notes receivable are generally stated at the principal outstanding.  Interest on the mortgages is due monthly and unamortized principal is usually due as a balloon payment at loan maturity. For the six months ended June 30, 2011and during 2010, no mortgage notes receivable were modified.

As of June 30, 2011, the mortgage notes receivable portfolio totaled $1,029,274 with an average loan size of $128,659, an average weighted yield of 8.00%, a weighted average adjusted maturity of 20 months and a weighted average combined loan-to-value ratio of 61% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. As of December 31, 2010, the mortgage notes receivable portfolio totaled $1,046,284 with an average loan size of $130,786, an average weighted yield of 8.04%, a weighted average adjusted maturity of 23 months and a weighted average combined loan-to-value ratio of 61% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. The mortgage loans are concentrated in California.

Geographical Distribution:

The following table sets forth the geographical distribution of the Trust’s Mortgage Investment Business servicing portfolio as of June 30, 2011 and December 31, 2010:
.
	June 30, 2011		Dec. 31, 2010
State	Number of loans	$-% of Portfolio	Number of loans	$-% of Portfolio
CA	7	88%	7	88%
Other	1	12%	1	12%
Totals:	8	100%	8	100%

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

5.	Mortgage notes receivable (continued)

The following table sets forth loan credit quality information as of June 30, 2011 and December 31, 2010:

	June 30, 2011			Dec. 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	5	$831,606	81%	5	$848,513	81%
Second trust deeds	3	197,668	19%	3	197,771	19%
Third trust deeds	0	---	0%	0	---	0%
Total secured loans	8	1,029,274	100%	8	1,046,284	100%
Liens due other lenders at loan closing		702,029			702,029
Total debt		$1,731,303			$1,748,313
Appraised property value at loan closing		$3,456,900			$3,456,900
Percent of total debt to appraised values (LTV) at loan closing (1)		50.08%			50.58%

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

The following table sets forth mortgage notes receivable information summarized by property type as of June 30, 2011 and December 31, 2010:

	June 30, 2011			Dec. 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	8	$1,029,274	100%	8	$1,046,284	100%
Multi-family	0	---	0%	0	---	0%
Commercial	0	---	0%	0	---	0%
Land	0	---	0%	0	---	0%
Total secured loans	8	$1,029,274	100%	8	$1,046,284	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, and townhouses. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the Company’s loan portfolio is single family detached homes. No condominium loans were outstanding as of June 30, 2011 and December 31, 2010.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

5.	Mortgage notes receivable (continued)

The following table sets forth scheduled loan maturity information summarized by year as of June 30:

	June 30, 2011
	Loans	Principal	Percent
2011	0	$ ---	0%
2012	2	318,083	31%
2013	0	---	0%
2014	0	---	0%
2015	0	---	0%
Thereafter	2	338,937	33%
Total future maturities	4	657,020	64%
Matured at June 30, 2011	4	372,254	36%
Total secured loans	8	$1,029,274	100%

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

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

5.      Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at June 30, 2011:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	---	---	---	---	---	---	---
Loans from $400,000-$499,999	---	---	---	---	---	---	---
Loans from $300,000-$399,999	6.25%	0 months	$2,000	1st	359,000	323,436	---
Loans from $200,000-$299,999	6.375% to 8%	7 to 283 months	$5,500	1st	632,243	484,852	---
Loans from $100,000- 199,999	---	---	---	---	---	---	---
Loans up to $99,999	7.00% to 12.125%	0 to112 months	$2,713	1st & 2nd	407,377	220,987	100,505
Total Mortgage Notes Receivable at June 30, 2011					$1,398,620	$1,029,274	$100,505

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of June 30, 2011, there were three (3) loans totaling $100,505 of principal that were delinquent. $1,349 of Interest has been accrued on one of the delinquent loans.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

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
June 30, 2011 (Unaudited)

6.	Allowance for loan losses

The allowance for loan losses is primarily based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent.  Management believes a $80,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of June 30, 2011 and December 31, 2010. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses for the periods ended June 30, 2011 and December 31, 2010 follows:

	Six months June 30, 2011	Twelve months Dec. 31, 2010
Provision for loan losses	$60,000	$12,709
Write-offs of uncollectible loans (net)	---	(302,709)
Total adjustments to allowance	60,000	(290,000)
Balance, beginning of period	20,000	310,000
Balance, end of period	$80,000	$20,000

7.      Real estate owned

As of December 31, 2010, the Company owned six properties. During 2011, the company sold one property. As of June 30, 2011, the Company owned five properties. As of June 30, 2011 and December 31, 2010, the senior mortgage’s principal balances are $2,112,947. Management may elect to lease real estate assets in lieu of immediately marketing real estate owned assets for sale.

A reconciliation of the real estate owned account shows its cash and non-cash activities for the periods ended June 30, 2011 and December 31, 2010:

	Six months June 30, 2011	Twelve months Dec. 31, 2010
Balance, beginning of period	$4,048,746	$6,714,174
Additions:
Foreclosed mortgage notes, net of reserve (non-cash)	---	1,276,444
Assumptions of senior debt upon foreclosure, net of repayments	---	545,025
Capital improvements	---	12,015
Deductions:
Repayment of senior debt	---	---
Write-downs of property (non-cash)	(61,219)	(457,645)
Proceeds from sale of real estate owned (net of closing costs)	(562,595)	(3,926,520)
Gain (loss) on real estate owned	23,814	(93,048)
Depreciation .	---	(21,699)
Balance, end of period	$3,448,746	$4,048,746

8.      Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011:

	June 30, 2011	Level 1	Level 2	Level 3
Asset:
Marketable securities – Available for sale	$169	$169	---		---
Mortgage notes receivable (non-recurring)	77,186	---	77,186		---
Real estate owned (non-recurring)	---	---	---		---
Total	$77,355	$169	$77,186	$	---

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

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
June 30, 2011 (Unaudited)

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

As of January 1, 2011, the Trust’s net Preferred Stock shares outstanding were 196,901. On February 12, 2011, both the common and preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock. The conversion was subsequently approved by the Company’s Board of Directors, filed with the Delaware Secretary of State and the NYSE Amex approved the listing of 246,126 additional common shares. As of June 30, 2011, there were 597,608 net common shares outstanding.

12.	Earnings (loss) per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share for the six months ended June 30, 2011 and 2010:

	2011	2010
Numerator:
Net income (loss)	$(446,607)	$(651,654)
Preferred dividends	-	-
Net income (loss) available to common stockholders	$(446,607)	$(651,654)
Denominator: Basic weighted average shares	536,077	351,599
Dilutive effect of options	-	-
Diluted weighted average shares	536,077	351,599
Basic earnings per common share	$(0.83)	$(1.85)
Diluted earnings per common share	$(0.83)	$(1.85)

13	Legal proceedings and contingencies

Legal proceedings

The Company is involved in one legal proceeding as of June 30, 2011.

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

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

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

The  Company’s condensed consolidated financial statements include the operating results of Eastern Light Capital, Incorporated (the “Trust”) and WrenCap Funding Corporation (“WCFC”). Management’s discussion and analysis of the results of operations for the three and six months ended June 30, 2011 and 2010 follows:

OVERVIEW

In May of 1997, the Trust registered its common shares with the Securities and Exchange Commission under the Securities Act of 1933. On September 30, 1998, the initial public offering of Common Shares was completed. Since October 1, 1998, the common shares have been publicly traded.

During the fourth quarter of 2006, the Company’s stockholders voted to terminate the outside manager (“Former Manager”) and initiate internal management. The transition agreement with the Former Manager required the Company to remove the name “Capital Alliance” from the Trust’s name by June 30, 2008 and from CAFC’s name by April 30, 2007. On April 20, 2007, the Company’s 100% owned taxable subsidiary changed its name from Capital Alliance Funding Corporation (“CAFC”) to WrenCap Funding Corporation (“WCFC”). On July 2, 2008, the Trust changed its name to Eastern Light Capital, Incorporated.

The current real estate market is characterized by both a lack of available credit and declining residential property valuations.  Due to these conditions the Company’s focus on selling real estate owned (“REO”) is highly challenging. The current conditions are expected to extend through calendar year 2011.

Mortgage investment loans are reported as mortgage notes receivable and held until prepayment, maturity or foreclosure. As of June 30, 2011, the Mortgage Investment Business portfolio totaled $1,029,274, consisting of 8 loans, of which 3 loans totaling $100,505 or 10% of the portfolio loan value were delinquent over 60 days. As of August 19, 2011, none of the delinquent loans was brought current or paid off and three loans totaling $100,505 or 10% of the June 30, 2011 portfolio balance remained delinquent.  As of June 30, 2011, the Trust held five properties as real estate for sale. During 2011, the Company is focusing on liquidating its REO assets. The monetization of REO assets is an important source of liquidity for the Company in 2011.

As of December 31, 2010, the Mortgage Investment Business portfolio totaled $1,046,284, consisting of 8 loans, of which 2 loans totaling $23,318 or 2% of the portfolio loan value were delinquent over 60 days. As of December 31, 2010, the Trust held six properties as real estate for sale.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements as contained in the Company’s 2010 Form 10-K as filed with the SEC on April 15, 2011.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. There have been no material changes to the critical accounting policies as disclosed in the 2010 Form 10-K.

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

The Company is reviewing its current investment policies to include other REIT permissible assets, instead of residential mortgage loans. The Company may also consider relinquishing its REIT status to enhance stockholder value.

Loan Origination. During 2010 and the six months ended June 30, 2011, the Company did not make or acquire any new loans. Prospectively, loans may be internally originated or acquired from unaffiliated third parties.

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

Loan Portfolio and Allowance for Loan Losses. As of June 30, 2011, the Company’s loan portfolio included 8 loans totaling $1,029,274 of which three loans totaling $100,505 representing 10% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $80,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2010, the Company’s loan portfolio included 8 loans totaling $1,046,284 of which 2 loans totaling $23,318 representing 2% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management had established a loan loss reserve of $20,000, if it is necessary to foreclose upon the mortgage loans.

The Company may issue loan commitments on a conditional basis and will fund such loans upon removal of all conditions.  The Trust did not have any commitments to fund loans as of June 30, 2011 and December 31, 2010.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended June 30, 2011 and 2010.  Revenues for the second quarter increased to $47,237 as compared to $36,767 for the same period in the prior year. The increase in revenue was due to an increase in rental income of $27,600, and offset by a decrease in interest income of $12,142, and a decrease in other income of $4,989. The increase in rental income was the result of increased leasing of REO properties. The decrease in interest income was the result of a smaller loan portfolio and a lower weighted average interest rate. During the three months ended June 30, 2011, the Company did not sell any REO. During the three months ended June 30, 2010, the Company sold four REOs.

Expenses for the second quarter decreased $132,023 to $318,420 as compared to $450,443 for the same period in the prior year. The decrease in expenses primarily resulted from a $200,000 REO impairment in 2010 due to the decline in the estimated fair market value of a luxury REO. Wages and salaries decreased $16,405 from $98,180 to $81,775 in the current period due to fewer employees and reduced bonuses.

Six months ended June 30, 2011 and 2010.  Revenues for the first six months of the year increased to $95,243 as compared to $85,539 for the same period in the prior year. The increase in revenue was due to an increase in rental income of $38,500, and offset by a decrease in interest income of $24,433. The increase in rental income was the result of renting out more properties. The decrease in interest income was the result of a smaller loan portfolio. During the six months ended June 30, 2011, the Company sold one REO. During the six months ended June 30, 2010, the Company sold four REOs.

Expenses for the first six months of the year decreased $162,776 to $565,664 as compared to $728,437 for the same period in the prior year. The decrease in expenses primarily resulted from a $ 257,645 REO impairment in 2010. Wages and salaries decreased $32,624 from $192,643 to $160,019 in the current period due to fewer employees and reduced bonuses.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2011 and the sale of investment mortgages will be sufficient to meet the liquidity needs of the Company’s business for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2011

As of January 1, 2011, the Trust had $269,991 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2011 were $384,707. The following summarizes the changes in net cash used in operating activities, and net cash provided by investing activities.

The principal source of the Trust’s increased liquidity was from investing activities. The primary use of cash was operating activities.

Net cash used by operating activities during the six months ended June 30, 2011 was $464,809. Net cash used from operating activities was primarily the result of the $446,607 net loss for the six months ended June 30, 2011, which includes a realized gain on sale of REO of $23,814 and provision for loan losses of $60,000. Other uses are related to changes in operating assets and liabilities, which includes the following, an increase in prepaid expenses of $20,000, an increase in accounts receivable of $13,556, a decrease in other assets of $5,744 and an increase in other liabilities of $26,576.

Net cash of $579,605 was provided by investing activities. Proceeds from the sale of real estate owned provided $562,595 and principal collected on mortgage notes receivable provided $17,010.

No cash was used or provided by financing activities.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2010

As of January 1, 2010, the Trust had $227,944 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at June 30, 2010 were $541,176. The following summarizes the changes in net cash used in operating activities, net cash provided by investing activities and net cash used in financing activities.

The Trust’s liquidity increased in the six months ended June 30, 2010. The principal source of the Trust’s liquidity was from investing activities and the primary use of cash was operating and financing activities.

Net cash used in operating activities during the six months ended June 30, 2010 was $513,189. Net cash used from operating activities was primarily the result of the $651,654 net loss for the six months ended June 30, 2010, which  includes depreciation of $21,699, realized gain on sale of REO of $27,378, stock based compensation expense of $6,949,  provision for loan losses of $12,710, and impairment of real estate owned of $257,645. Other uses are related to changes in operating assets and liabilities, which includes the following, a decrease in accounts receivable of $3,806, a decrease in other assets of $5,943 and an increase in other liabilities of $142,900.

Net cash of $1,734,108 was provided by investing activities.  The net proceeds from REO transactions provided $1,676,170 and proceeds from mortgage notes receivable principal payments provided $57,938.

Net cash used in financing activities was $907,687.  The primary cash used was for the senior mortgage debt payable of $906,244.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit No.

3.1	Certificate of Incorporation and Amendment No. 1 (1)
3.2	Bylaws of the Registrant (1)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
4.1	Form of Stock Certificate of Common Shares of the Registrant (2)
10.2	Form of Indemnity Agreement between the Registrant and its Directors and Officers (1)
24.7	Power of Attorney of Richard J. Wrensen (4)
31.1	Sarbanes Certification of Richard J. Wrensen
31.2	Sarbanes Certification of Andrea Barney
32.1	Sarbanes Certification
101	Interactive Data Files

(1)	These exhibits were previously contained in Registrant’s Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

(2)
These exhibits were previously contained in Amendment No. 1 to the Registrant’s Registration Statement filed on Form S-11 with the Commission on January 15, 1997, and are incorporated by reference herein.

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

 (b)           Reports on Form 8-K.

Form 8-K was filed on:

•	March 30, 2011 to notify late filing of Form 10K.

•	April 15, 2011 to announce filing of Form 10K.

•	May 16, 2011 to notify late filing of Form 10Q.

•	May 19, 2011 to announce filing of Form S-3 (Registration statement under Securities Act of 1933).

•	May 23, 2011 to announce filing of Form 10Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EASTERN LIGHT CAPITAL, INCORPORATED

Date: August 19, 2011	/s/ Richard J. Wrensen
Richard J. Wrensen
President, Chief Executive Officer and Chief Financial Officer

/s/ Andrea Barney
Andrea Barney
Principal Accounting Officer and Controller