Form 10-Q/A
period 2011-06-30
EASTERN LIGHT CAPITAL, INC.
filed 2011-08-23
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
Yes  ☐   No  ☒

 EXPLANATORY NOTE

Eastern Light Capital, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit No.

3.1	Certificate of Incorporation and Amendment No. 1 (1)
3.2	Bylaws of the Registrant (1)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
4.1	Form of Stock Certificate of Common Shares of the Registrant (2)
10.2	Form of Indemnity Agreement between the Registrant and its Directors and Officers (1)
24.7	Power of Attorney of Richard J. Wrensen (4)
31.1 *	Sarbanes Certification of Richard J. Wrensen
31.2 *	Sarbanes Certification of Andrea Barney
32.1 *	Sarbanes Certification
101	Interactive Data Files (filed herewith) * Previously filed.

(1)	These exhibits were previously contained in Registrant’s Registration Statement filed on Form S-11 with the Commission on September 9, 1996, and are incorporated by reference herein.

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