Form 10-Q
period 2011-09-30
EASTERN LIGHT CAPITAL, INC.
filed 2011-11-21
CIK 1021422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010 (unaudited)

	Sept 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$258,130	$269,911
Marketable securities	151	191
Investments	190,000	190,000
Prepaid expenses	13,500	7,500
Accounts receivable	75,050	61,686
Notes receivable:
Mortgage notes receivable	1,024,926	1,046,284
Allowance for loan losses	(80,000)	(20,000)
Net notes receivable	944,926	1,026,284
Real estate owned	3,448,746	4,048,746
Other assets	20,548	29,128

Total assets	$4,951,051	$5,633,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Senior mortgage debt	$2,112,947	$2,112,947
Other liabilities	100,605	195,286
Total liabilities	2,213,552	2,308,233

Stockholders’ equity
Preferred stock, $.01 par value;1,600,000 shares authorized;
213,820 shares issued and outstanding at December 31, 2010		2,138
Additional paid in capital - preferred stock	-	5,509,728
Less treasury stock: 16,919 preferred shares at
December 31, 2010 at cost	-	(229,179)

Common stock, $.01 par value; 2,000,000 shares authorized;
746,558 shares issued and outstanding at September 30, 2011 and
500,432 shares issued and outstanding at December 31, 2010		5,005
Additional paid in capital - common stock	14,695,921	9,415,696
Less treasury stock: 148,950 common shares at
September 30, 2011 and December 31, 2010 at cost	(1,829,141)	(1,829,141)
Accumulated other comprehensive loss	(572)	(532)
Accumulated deficit	(10,136,175)	(9,548,502)

Total stockholders’ equity	2,737,499	3,325,213

Total liabilities and stockholders’ equity	$4,951,051	$5,633,446

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
REVENUES
Interest income	$19,208	$32,816	$55,568	$93,610
Rental income	26,850	12,500	84,800	31,950
Other income	301	2	1,234	5,297
Total revenues	46,359	45,318	141,602	130,857

EXPENSES
Senior mortgage expense	---	20,533	---	86,822
Provision for loan losses	---	---	60,000	12,710
Expenses of real estate owned	1,509	1,513	39,676	36,844
Impairment of real estate owned	---	---	---	257,645
Wages and salaries	82,596	95,122	242,615	287,766
Non-income taxes	14,334	---	53,737	---
General and administrative	88,957	117,947	357,061	281,797
Total expenses	187,396	235,115	753,089	963,584

LOSS FROM OPERATIONS	(141,037)	(189,797)	(611,487)	(832,727)

Gain (loss) on sale of real estate owned	---	(120,426)	23,814	(93,048)
Gain (loss) on securities transactions	---	---	---	(36,131)
Total other income (loss), net	---	(120,426)	23,814	(129,179)

NET INCOME (LOSS)	$(141,037)	$(310,223)	$(587,673)	$(961,906)

PREFERRED DIVIDENDS	---	---	---	---

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(141,037)	$(310,223)	$(587,673)	$(961,906)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.24)	$(0.88)	$(0.98)	$(2.74)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.24)	$(0.88)	$(0.98)	$(2.74)

DIVIDENDS PAID PER PREFERRED SHARE	$-	$-	$-	$-

DIVIDENDS PAID PER COMMON SHARE	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INCORPORATED
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

		Nine Months Ended
		Sept 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(587,673)	$(961,906)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	69,280
Realized gain on sale of REO	(23,814)	(84,656)
Stock based compensation expense	-	6,950
Provision for loan losses	60,000	12,710
Change in allowance for doubtful accounts	-	(453,974)
Impairment of real estate owned	-	1,032,645
Change in operating assets and liabilities
Change in prepaid expenses	(6,000)	-
Change in accounts receivable	(13,364)	253,020
Change in other assets	8,580	9,605
Change in other liabilities	(94,682)	(141,743)
Net cash used in operating activities	(656,953)	(258,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	623,814	4,011,176
Capital improvements on REO	-	(12,015)
Principal collected on mortgage notes receivable	21,358	359,461
Net cash provided by investing activities	645,172	4,358,622

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of senior mortgage loans payable	-	(3,952,001)
Purchase of treasury stock	-	(1,443)
Net cash used in financing activities	-	(3,953,444)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,781)	147,109

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,911	227,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$258,130	$375,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and senior mortgage interest expense	$-	$87,377
Cash paid for taxes	$1,600	$1,782

NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreclosures, net of reserves	$-	$2,381,286
Conversion of preferred stock to common stock	$5,282,687	$-

See accompanying notes to condensed consolidated financial statements.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

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

As of January 1, 2011, the Trust’s net Preferred Stock shares outstanding were 196,901. On February 12, 2011, both the common and preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock.  The conversion was subsequently approved by the Company’s Board of Directors filed with the Delaware Secretary of State and the NYSE Amex approved the listing of 246,126 additional common shares.  As of September 30, 2011, there were 597,608 net common shares outstanding.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

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
September 30, 2011 (Unaudited)

2.      Basis of presentation and summary of significant accounting policies (continued)

Investments.  The Company purchased an investment in a privately held corporation during 2010.  The investment amounted to $190,000 at September 30, 2011 and December 31, 2010. The investment is accounted for under the cost method as the Company has no significant influence over the corporation.

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

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

2.      Basis of presentation and summary of significant accounting policies (continued)

Allowance for loan loss.  Management reviews its loan portfolio regularly and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio.  A provision for loan losses is based on management’s evaluation of an amount that is adequate to absorb losses inherent in the existing loan portfolio.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, general economic conditions, the fair value of underlying collateral, past loan loss experience, borrower economic resources, trends in loan delinquency and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company’s actual losses may differ from the estimate.   Notes receivable deemed uncollectible are written off.  The Company does not accrue interest income on impaired loans.

Concentration of credit risk. The Company holds numerous mortgage notes receivable.  These notes are secured by deeds of trust on residential properties located primarily in California, which results in a concentration of credit risk. The value of the loan portfolio may be affected by changes in the economy or other conditions of the geographical area. As of September 30, 2011 and December 31, 2010, one loan representing approximately 12% of the loan portfolio is a deed of trust on a residential property not in California.

Stock-based compensation.    The Company measures the cost of a recipient’s services received in exchange for an award of an equity instrument based on the award's fair value on the grant date and recognizes the cost over the period during which the recipient is required to provide service in exchange for the award, generally the vesting period.

Earnings (Loss) Per Share. In accordance with ASC No. 260 “Earnings Per Share,” the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower (higher) earnings (loss) per share amount. At September 30, 2011, options to purchase shares of common stock below their fair market value trading price are not considered in the diluted earnings per share calculation due to their anti-dilution effect.

Income Taxes.  The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributable taxable income.  For the nine months ended September 30, 2011 and 2010, the Company expensed $1,600 and $1,782, respectively, for payment of such taxes. Since 2005, the Company incurred taxable losses, also known as Net Operating Losses (“NOL”).  NOL’s may allow the Company to retain future taxable income equal to the cumulative amount of its NOL balance.  The Internal Revenue Service waives mandatory dividend payments until prior year’s allowable NOLs are recovered.

The Company has evaluated its current tax positions and has concluded that as of September 30, 2011, the Company does not have any significant uncertain tax positions for which a liability would be necessary.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

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

Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). For the nine months ended September 30, 2011, the loss in accumulated other comprehensive loss is $40. Trading securities are reported at fair value with realized and unrealized gains and losses reported in the statements of operations.  Available-for-sale securities consist of exchange traded REIT securities whereas trading securities consist of exchange traded non-REIT securities. Both accounts utilize exchange listed derivative securities to enhance performance and to hedge against risk. The trading account also shorts exchange listed securities, including derivative securities.

As of September 30, 2011 and December 31, 2010, the trading securities accounts balance were $0, and the available for sale securities account balance was $151 and $191, respectively. Realized gains and losses on sales of both trading and available-for-sale securities are determined on an average cost basis and are reported in the statements of operations.

The accounts may utilize margin borrowings and are separately maintained. The equity balance in the account is sufficient to offset the risk from a potential margin call. As of September 30, 2011 and December 31, 2010, both the trading securities account and the available-for-sale securities account had no borrowings.

4.     Accounts receivable

Accounts receivable consists of accrued interest on mortgage notes receivable, other amounts due from borrowers and a receivable from a custodial account. As of September 30, 2011 and December 31, 2010, accounts receivable were $75,050 and $61,686, respectively. As of September 30, 2011 and December 31, 2010, Management believes that an allowance for doubtful accounts of $0 is adequate protection against the collectability of the receivables as well as the costs associated with possible legal action.

5.	Mortgage notes receivable

Reconciliation of the mortgage notes receivable balances for the periods ended September 30, 2011 and December 31, 2010 follows:

	Nine months Sept. 30, 2011	Twelve months Dec. 31, 2010
Balance, beginning of period	$1,046,284	$2,690,737
Additions during period:
Originations	---	---
Deductions during period:
Collections of principal	(21,358)	(35,925)
Repayments	---	(332,084)
Write-offs of uncollectible loans	---	---
Foreclosures	---	(1,276,444)
Balance, as reported in Balance Sheet	$1,024,926	$1,046,284

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

5.	Mortgage notes receivable (continued)

The mortgage notes receivable represent home equity loans secured by deeds of trust on one-to-four unit residential real estate. The Company is subject to the risks inherent in lending including the risk of borrower default and bankruptcy. Mortgage notes receivable are generally stated at the principal outstanding.  Interest on the mortgages is due monthly and unamortized principal is usually due as a balloon payment at loan maturity. For the nine months ended September 30, 2011 and during 2010, no mortgage notes receivable were modified.

As of September 30, 2011, the mortgage notes receivable portfolio totaled $1,024,926 with an average loan size of $128,116, an average weighted yield of 9.32%, a weighted average adjusted maturity of 19 months and a weighted average combined loan-to-value ratio of 61% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. As of December 31, 2010, the mortgage notes receivable portfolio totaled $1,046,284 with an average loan size of $130,786, an average weighted yield of 8.04%, a weighted average adjusted maturity of 23 months and a weighted average combined loan-to-value ratio of 61% (based upon the collateral’s appraisal value at funding).  First deeds of trust comprised 81% of the portfolio’s dollar value and second deeds of trust comprised 19%. The mortgage loans are concentrated in California.

Geographical Distribution:

The following table sets forth the geographical distribution of the Trust’s mortgage loan portfolio as of September 30, 2011 and December 31, 2010:

	Sept. 30, 2011		Dec. 31, 2010
State	Number of loans	$-% of Portfolio	Number of loans	$-% of Portfolio
CA	7	88%	7	88%
Other	1	12%	1	12%
Totals:	8	100%	8	100%

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited

5.	Mortgage notes receivable (continued)

The following table sets forth loan credit quality information as of September 30, 2011 and December 31, 2010:

	Sept. 30, 2011			Dec. 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	5	$ 827,258	81%	5	$ 848,513	81%
Second trust deeds	3	197,668	19%	3	197,771	19%
Third trust deeds	0	---	0%	0	---	0%
Total secured loans	8	1,024,926	100%	8	1,046,284	100%
Liens due other lenders at loan closing		702,029			702,029
Total debt		$1,726,955			$1,748,313
Appraised property value at loan closing		$3,456,900			$3,456,900
Percent of total debt to appraised values (LTV) at loan closing (1)		49.96%			50.58%

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

The following table sets forth mortgage notes receivable information summarized by property type as of September 30, 2011 and December 31, 2010:

	Sept. 30, 2011			Dec. 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	8	$1,024,926	100%	8	$1,046,284	100%
Multi-family	0	---	0%	0	---	0%
Commercial	0	---	0%	0	---	0%
Land	0	---	0%	0	---	0%
Total secured loans	8	$1,024,926	100%	8	$1,046,284	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, and townhouses. The current concentration of the Company’s loan portfolio is single family detached homes. No condominium or town house loans were outstanding as of September 30, 2011 and December 31, 2010.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited

5.	Mortgage notes receivable (continued)

The following table sets forth scheduled loan maturity information summarized by year as of September 30, 2011:

	Loans	Principal	Percent
2011	0	$ ---	0%
2012	2	316,730	31%
2013	0	---	0%
2014	0	---	0%
2015	0	---	0%
Thereafter	2	334,707	33%
Total future maturities	4	651,437	64%
Matured at September 30, 2011	4	373,489	36%
Total secured loans	8	$1,024,926	100%

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

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited

5.  Mortgage notes receivable (continued)

The following is a summary of the Trust’s mortgage notes receivable balance at September 30, 2011:

Principal outstanding	Interest rate	Final maturity date	Monthly payment	Lien Priority	Face amount of mortgage(s)	Carrying amount of mortgage(s)	Amount of delinquent principal (Note A)

Individual loans greater than $499,999:	---	---	---	---	---	---	---
Loans from $400,000-$499,999	---	---	---	---	---	---	---
Loans from $300,000-$399,999	6.25%	0 months	$2,000	1st	359,000	322,484	---
Loans from $200,000-$299,999	6.375% to 8%	4 to 280 months	$5,500	1st	632,243	479,270	---
Loans from $100,000- 199,999	---	---	---	---	---	---	---
Loans up to $99,999	7.00% to 12.125%	0 to109 months	$2,713	1st & 2nd	407,377	223,172	89,312
Total Mortgage Notes Receivable at September 30, 2011					$ 1,398,620	$1,024,926	$ 89,312

(A) Delinquent loans are loans where the monthly interest payments in arrears are more than 60 days overdue.  As of September 30, 2011, there were two (2) loans totaling $89,312 of principal that were delinquent. Interest income of $1,349 has been accrued on one of the delinquent loans.

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited

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
September 30, 2011 (Unaudited

6.	Allowance for loan losses

The allowance for loan losses is primarily based on the fair value of the related collateral since all loans subject to this estimate are collateral dependent.  Management believes an $80,000 loan loss reserve is adequate protection against potential losses inherent in the mortgage notes receivable balances as of September 30, 2011 and $20,000 as of December 31, 2010. Actual losses may differ from the estimate.

A reconciliation of the allowance for loan losses for the periods ended September 30, 2011 and December 31, 2010 follows:

	Nine months Sept. 30, 2011	Twelve months Dec. 31, 2010
Provision for loan losses	$60,000	$12,709
Write-offs of uncollectible loans (net)	---	(302,709)
Total adjustments to allowance	60,000	(290,000)
Balance, beginning of period	20,000	310,000
Balance, end of period	$80,000	$20,000

7.     Real estate owned

As of December 31, 2010, the Company owned six properties. During 2011, the company sold one property. As of September 30, 2011, the Company owned five properties. As of September 30, 2011 and December 31, 2010, the senior mortgage’s principal balances are $2,112,947. Management may elect to lease real estate assets in lieu of immediately marketing real estate owned assets for sale.

A reconciliation of the real estate owned account shows its cash and non-cash activities for the periods ended September 30, 2011 and December 31, 2010:

	Nine months Sept. 30, 2011	Twelve months Dec. 31, 2010
Balance, beginning of period	$4,048,746	$6,714,174
Additions:
Foreclosed mortgage notes, net of reserve (non-cash)	---	1,276,444
Assumptions of senior debt upon foreclosure, net of repayments	---	545,025
Capital improvements	---	12,015
Deductions:
Repayment of senior debt	---	---
Write-downs of property (non-cash)	---	(457,645)
Proceeds from sale of real estate owned (net of closing costs)	(623,814)	(3,926,520)
Gain (loss) on real estate owned	23,814	(93,048)
Depreciation .	---	(21,699)
Balance, end of period	$3,448,746	$4,048,746

8.      Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011:

	Sept. 30, 2011	Level 1	Level 2	Level 3
Asset:
Marketable securities – Available for sale	$151	$151	---		---
Mortgage notes receivable (non-recurring)	77,186	---	77,186		---
Real estate owned (non-recurring)	---	---	---		---
Total	$77,337	$151	$77,186	$	---

EASTERN LIGHT CAPITAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited

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
September 30, 2011 (Unaudited

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

As of January 1, 2011, the Trust’s net Preferred Stock shares outstanding were 196,901. On February 12, 2011, both the common and preferred stockholders approved the conversion of the Series A Preferred Stock into Common Stock. The conversion was subsequently approved by the Company’s Board of Directors, filed with the Delaware Secretary of State and the NYSE Amex approved the listing of 246,126 additional common shares. As of September 30, 2011, there were 597,608 net common shares outstanding.

12.	Earnings (loss) per share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(141,036)	$(310,223)	$(587,673)	$(961,906)
Preferred dividends	-	-	-	-
Net income (loss) available to common stockholders	$(141,036)	$(310,223)	$(587,673)	$(961,906)
Denominator: Basic weighted average shares	536,077	351,482	536,077	351,482
Dilutive effect of options	-	-	-	-
Diluted weighted average shares	536,077	351,482	536,077	351,482
Basic earnings per common share	$(0.26)	$(0.88)	$(1.10)	$(2.74)
Diluted earnings per common share	$(0.26)	$(0.88)	$(1.10)	$(2.74)

13.	Legal proceedings and contingencies

Legal proceedings

The Company is involved in one legal proceeding as of September 30, 2011.

During June 2010, the Company was named a defendant in a complaint alleging damages for multiple violations associated with ELC’s foreclosure on improved real estate encapsulating the plaintiff’s unimproved real estate interest in a Deed of Trust. During 2011’s third quarter, the plaintiff provided the Company a full release of all claims related to their filing.

Noncompliance with Exchange Listing Requirement

The NYSE Amex continued listing standard requires total stockholder equity of $6,000,000. The NYSE Amex allowed the Company until November 7, 2011 to secure compliance. On November 7, 2011 the Company requested an extension of the compliance period until December 31, 2011. The NYSE Amex staff denied the extension and the Company has requested a hearing. The NYSE Amex hearing should occur by December 31, 2011. While the Company is working towards compliance, there is no assurance that it will be able to satisfy the NYSE Amex listing criteria.

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

The  Company’s condensed consolidated financial statements include the operating results of Eastern Light Capital, Incorporated (the “Trust”) and WrenCap Funding Corporation (“WCFC”). Management’s discussion and analysis of the results of operations for the three and nine months ended September 30, 2011 and 2010 follows:

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

The current real estate market is characterized by both a lack of available credit and declining residential property valuations.  Due to these conditions the Company’s focus on selling real estate owned (“REO”) is highly challenging. The current conditions are expected to extend through calendar year 2012.

Mortgage investment loans are reported as mortgage notes receivable and held until prepayment, maturity or foreclosure. As of September 30, 2011, the Mortgage Investment Business portfolio totaled $1,024,926, consisting of 8 loans, of which 2 loans totaling $89,312 or 8.7% of the portfolio loan value were delinquent over 60 days. As of November 15, 2011, none of the delinquent loans was brought current or paid off and two loans of the September 30, 2011 portfolio balance remained delinquent.  As of September 30, 2011, the Trust held five properties as real estate for sale. During 2011, the Company is focusing on liquidating its REO assets. The monetization of REO assets is an important source of liquidity for the Company.

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

Loan Origination. During 2010 and the nine months ended September 30, 2011, the Company did not make or acquire any new loans. Prospectively, loans may be internally originated or acquired from unaffiliated third parties.

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

Loan Portfolio and Allowance for Loan Losses. As of September 30, 2011, the Company’s loan portfolio included 8 loans totaling $1,024,926 of which two loans totaling $89,312 representing 8.7% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management has established a loan loss reserve of $80,000, if it is necessary to foreclose upon the mortgage loans.

As of December 31, 2010, the Company’s loan portfolio included 8 loans totaling $1,046,284 of which 2 loans totaling $23,318 representing 2% of the loan portfolio were delinquent over two payments.  In assessing the collectibility of these delinquent mortgage loans, management had established a loan loss reserve of $20,000, if it is necessary to foreclose upon the mortgage loans.

The Company may issue loan commitments on a conditional basis and will fund such loans upon removal of all conditions.  The Trust did not have any commitments to fund loans as of September 30, 2011 and December 31, 2010.

RESULTS OF OPERATIONS

The historical information presented herein is not necessarily indicative of future operations.

Three months ended September 30, 2011 and 2010.  Revenues for the third quarter increased to $46,359 as compared to $45,318 for the same period in the prior year. The increase in revenue was due to an increase in rental income of $14,350 and an increase in other income of $299, and offset by a decrease in interest income of $13,608. The increase in rental income was the result of increased leasing of REO properties. The decrease in interest income was the result of a smaller loan portfolio and a lower weighted average interest rate. During the three months ended September 30, 2011, the Company did not sell any REOs. During the three months ended September 30, 2010, the Company sold one REO.

Expenses for the third quarter decreased $47,719 to $187,396 as compared to $235,115 for the same period in the prior year. The decrease in expenses resulted from reduced mortgage interest expense of $20,533 on account of the sale of REO. Wages and salaries decreased $12,526 from $95,122 to $82,596 in the current period due to fewer employees and reduced bonuses. General and administrative costs decreased by $28,991 from $117,947 to $88,956 due to reduced legal expenses.

Nine months ended September 30, 2011 and 2010.  Revenues for the first nine months of the year increased to $141,602 as compared to $130,857 for the same period in the prior year. The increase in revenue was due to an increase in rental income of $52,850, and offset by a decrease in interest income of $38,042. The increase in rental income was the result of renting out more properties. The decrease in interest income was the result of a smaller loan portfolio. During the nine months ended September 30, 2011, the Company sold one REO. During the nine months ended September 30, 2010, the Company sold six REOs.

Expenses for the first nine months of the year decreased $210,495 to $753,089 as compared to $963,584 for the same period in the prior year. The decrease in expenses primarily resulted from a $257,645 REO impairment in 2010. Wages and salaries decreased $45,151 from $287,766 to $242,615 in the current period due to fewer employees and reduced bonuses. General and administrative costs increased $75,264 primarily due to increased legal and auditing expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the cash flows from operations, mortgage loans that are paid off, real estate owned that is sold, credit facilities that may be obtained during 2011 and the sale of investment mortgages will be sufficient to meet the liquidity needs of the Company’s business for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

As of January 1, 2011, the Trust had $269,991 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2011 were $258,130. The following summarizes the changes in net cash used in operating activities, and net cash provided by investing activities.

The principal source of the Trust’s decreased liquidity was from operating activities.

Net cash used by operating activities during the nine months ended September 30, 2011 was $656,953. Net cash used from operating activities was primarily the result of the $587,673 net loss for the nine months ended September 30, 2011, which includes a realized gain on sale of REO of $23,814 and provision for loan losses of $60,000. Other uses are related to changes in operating assets and liabilities, which include the following, an increase in prepaid expenses of $6,000, an increase in accounts receivable of $13,364, a decrease in other assets of $8,580 and an increase in other liabilities of $94,682.

Net cash of $645,172 was provided by investing activities. Proceeds from the sale of real estate owned provided $623,814 and principal collected on mortgage notes receivable provided $21,358.

No cash was used or provided by financing activities.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

As of January 1, 2010, the Trust had $227,944 of cash and cash equivalents. After taking into effect the various transactions discussed below, cash and cash equivalents at September 30, 2010 were $375,053. The following summarizes the changes in net cash used in operating activities, net cash provided by investing activities and net cash used in financing activities.

The Trust’s liquidity increased in the nine months ended September 30, 2010. The principal source of the Trust’s liquidity was from investing activities and the primary use of cash was operating and financing activities.

Net cash used in operating activities during the nine months ended September 30, 2010 was $258,069. Net cash used from operating activities was primarily the result of the $961,906 net loss for the nine months ended September 30, 2010, but offset by $1,032,645 of non cash REO impairment expenses and a 253,020 decline in accounts receivable, while a decrease in allowance for doubtful accounts used $453,974.

Net cash of $4,358,622 was provided by investing activities.  The net proceeds from REO transactions provided $4,011,176 and proceeds from mortgage notes receivable principal payments provided $359,461.

Net cash used in financing activities was $3,953,444.  The primary cash used was for the senior mortgage debt payable of $3,952,001.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None

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

(3)	These exhibits were previously contained in Form 10-Q for the period ending June 30, 1997 filed with the Commission on August 14, 1997, and are incorporated by reference herein.

(4)	This exhibit was previously contained in Form 10-K for the period ending December 31, 1998 filed with the Commission on April 10, 1999, and is incorporated by reference herein.

 (b)           Reports on Form 8-K.

Form 8-K was filed on:
•	August 15, 2011 to notify late filing of Form 10Q.

•	August 22, 2011 to announce filing of Form 10Q.

•	August 23, 2011 to announce filing of Form 10Q/A.

•	September 15, 2011 to announce filing of Form S-3 (Registration statement under Securities Act of 1933).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EASTERN LIGHT CAPITAL, INCORPORATED

Date: November 21, 2011	/s/ Richard J. Wrensen
Richard J. Wrensen
President, Chief Executive Officer and Chief Financial Officer

/s/ Andrea Barney
Andrea Barney
Principal Accounting Officer and Controller